Form 10-Q
period 1996-04-30
AGRI NUTRITION GROUP LTD
filed 1996-06-12
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 1996

Commission File Number:  0-24312



                          AGRI-NUTRITION GROUP LIMITED


State of Incorporation:  Delaware                I.R.S. Employer I.D. 43-1648680

                          Riverport Executive Center II
                              13801 Riverport Drive
                                    Suite 111
                           Maryland Heights, MO 63043
                                 (314) 298-7330




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             Yes           X                  No



The number of shares of common stock outstanding at June 11, 1996 is 8,409,342 shares.

AGRI-NUTRITION GROUP LIMITED


INDEX
- --------------------------------------------------------------------------------


                                                                           PAGE


FINANCIAL INFORMATION

Financial Statements

   Consolidated Balance Sheet -
    April 30, 1996 (unaudited) and
    October 31, 1995                                                           1

   Consolidated Statement of Operations -
    three months and six months ended
    April 30, 1996 and 1995 (unaudited)                                        2

   Consolidated Statement of Shareholders' Equity -
    six months ended April 30, 1996
    (unaudited)                                                                3

   Consolidated Statement of Cash Flows -
    six months ended April 30, 1996
    and 1995 (unaudited)                                                       4

   Notes to Consolidated Financial Statements                                  5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                           8

OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 6.    Exhibits and Reports on Form 8-K                                   14

Signature                                                                     14

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED BALANCE SHEET
PAGE 1
- --------------------------------------------------------------------------------


                                                 OCTOBER 31,           APRIL 30,
                                                    1995                 1996
                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ...................   $  2,330,685    $  2,846,817
   Short-term investments ......................      1,191,379
   Accounts receivable .........................      3,451,011       4,179,774
   Inventories .................................      4,201,315       5,161,794
   Prepaid expenses and other assets ...........        775,614         750,409
                                                   ------------    ------------

                                                     11,950,004      12,938,794

Property, plant and equipment, net .............      4,826,970       4,839,631
Goodwill .......................................      6,177,068       6,212,183
Other assets ...................................        519,061         507,024
                                                   ------------    ------------

                                                   $ 23,473,103    $ 24,497,632
                                                   ------------    ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt
     and notes payable .........................   $    252,692    $    257,131
   Accounts payable ............................      1,757,973       1,817,945
   Accounts payable to Purina ..................        930,954
   Accrued compensation expense ................        449,061          75,044
   Accrued expenses ............................        750,891         615,205
                                                   ------------    ------------

                                                      4,141,571       2,765,325

Long-term debt .................................      2,614,614       5,354,848
Acquisition notes payable ......................      2,300,000       2,104,648

Commitments and contingencies (Notes 2 and 8)

Shareholders' equity:
   Common stock ($.01 par value;
     20,000,000 shares
     authorized; 8,401,344 shares
     issued and outstanding) ...................         84,013          84,013
   Additional paid-in capital ..................     14,734,656      14,734,656
   Accumulated deficit .........................       (401,751)       (545,858)
                                                   ------------    ------------

                                                     14,416,918      14,272,811
                                                   ------------    ------------

                                                   $ 23,473,103    $ 24,497,632
                                                   ------------    ------------




                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
PAGE 2
- --------------------------------------------------------------------------------

                                                                          FOR THE THREE AND SIX MONTHS ENDED APRIL 30,
                                                                          1995                                    1996
                                                               THREE               SIX                THREE               SIX
                                                               MONTHS             MONTHS              MONTHS             MONTHS
Net sales  (including  sales of $3.0
   million and $7.7 million for the
   three and six months  ended  April 30,
   1995,  respectively,  and $3.0  million
   and $6.8 million for the three and six
   months ended April 30, 1996,
   respectively, to Purina Mills) ..................       $  5,757,502        $ 12,119,959        $  9,295,950        $ 17,595,016
Cost of sales ......................................          4,951,176          10,848,620           7,240,037          14,042,400
                                                           ------------        ------------        ------------        ------------

Gross profit .......................................            806,326           1,271,339           2,055,913           3,552,616
Selling, general and administra-
 tive expenses .....................................            825,823           1,481,431           1,847,800           3,515,366
Research and development ...........................             35,443              64,084              58,854             115,576
                                                           ------------        ------------        ------------        ------------

Operating income (loss) ............................            (54,940)           (274,176)            149,259             (78,326)
Interest expense ...................................            (67,345)           (142,036)           (142,202)           (260,505)
Other income .......................................            164,221             348,553              44,834             106,724
                                                           ------------        ------------        ------------        ------------

Income (loss) before income
 tax benefit (provision) ...........................             41,936             (67,659)             51,891            (232,107)
Income tax benefit (provision) .....................             76,000              76,000             (20,000)             88,000
                                                           ------------        ------------        ------------        ------------

Net income (loss) ..................................       $    117,936        $      8,341        $     31,891        $   (144,107)
                                                           ------------        ------------        ------------        ------------


Primary net income (loss) per
 common and common
 equivalent share (Note 3) ......................         $         .01        $     --            $     --            $       (.02)
                                                          -------------        -------------       -------------      -------------


Fully diluted net income (loss)
 per common and common
 equivalent share (Note 3) ......................         $         .01        $     --            $     --            $       (.02)
                                                          -------------        -------------       -------------       -------------

Primary common and common
 equivalent shares outstanding
 (Note 3) .......................................             9,099,730           9,129,248           9,009,721           8,401,344
                                                          -------------        ------------        ------------       -------------

Fully diluted common and
 common equivalent shares
 outstanding (Note 3) ...........................             9,099,730           9,129,248           9,009,721           8,401,344
                                                          -------------        -------------       -------------      -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
PAGE 3
- --------------------------------------------------------------------------------


                                                         FOR THE SIX MONTHS
                                                           ENDED APRIL 30,
                                                       1995             1996
OPERATING ACTIVITIES
Net income (loss) ..............................   $      8,341    $   (144,107)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:-
   Depreciation and amortization ...............        197,287         399,211
   Increase in deferred tax assets .............        (76,000)
   Changes in operating assets and
    liabilities, excluding the
    effects of the Zema acquisition:
      Increase in accounts receivable ..........       (581,788)       (699,399)
      Increase in inventories ..................       (329,263)       (969,861)
      (Increase) decrease in prepaid expenses ..        212,627         (46,782)
      Decrease in accounts payable .............       (889,444)       (870,982)
      Decrease in accrued expenses .............       (346,487)       (597,089)
                                                   ------------    ------------

Net cash used in operating activities ..........     (1,804,727)     (2,929,009)
                                                   ------------    ------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......       (185,391)       (271,207)
Sale of short-term investment securities .......         47,401       1,191,379
Purchase of Zema and St. JON net assets,
    net of cash acquired .......................     (3,054,580)       (121,120)
                                                   ------------    ------------

Net cash (used in) provided by
   investing activities ........................     (3,192,570)        799,052
                                                   ------------    ------------

FINANCING ACTIVITIES
(Repayment) borrowings of long-term
   debt and notes payable, net .................       (498,745)      2,646,089
                                                   ------------    ------------

Net cash (used in) provided
  by financing activities ......................       (498,745)      2,646,089
                                                   ------------    ------------

(Decrease) increase in cash and
   cash equivalents ............................     (5,496,042)        516,132
Cash and cash equivalents,
   beginning of period .........................     11,185,943       2,330,685
                                                   ------------    ------------
Cash and cash equivalents,
   end of period ...............................   $  5,689,901    $  2,846,817
                                                   ------------    ------------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation for $3,000,000 cash and certain other contingent future payments (see Note 2). In conjunction with the acquisition, liabilities were assumed as follows:

                Total assets purchased      $      3,945,163
                Cash paid                          3,059,719
                                           -----------------

                Liabilities assumed         $        885,444
                                           -----------------



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
PAGE 4
- --------------------------------------------------------------------------------



                                                                 COMMON STOCK

                                                                ADDITIONAL
                              NUMBER OF           PAR             PAID-IN         ACCUMULATED
                               SHARES            VALUE            CAPITAL           DEFICIT           TOTAL

Balance, November 1,
 1995                           8,401,344    $     84,013    $    14,734,656     $  (401,751)    $    14,416,918

Net loss (unaudited)                                                                (144,107)           (144,107)
                           --------------    ------------    ----------------   ------------     ----------------

Balance, April 30,
 1996 (unaudited)               8,401,344    $     84,013    $    14,734,656     $  (545,858)    $    14,272,811
                           --------------    ------------    ----------------    ------------    ----------------



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 5
- --------------------------------------------------------------------------------


1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated balance sheet as of April 30, 1996, the consolidated statements of operations for the three and six month periods ended April 30, 1995 and 1996, the consolidated statement of cash flows for the six month periods ended April 30, 1995 and 1996 and the consolidated statement of shareholders' equity for the six month period ended April 30, 1996 have been prepared by Agri-Nutrition Group Limited without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended April 30, 1995 and 1996 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended April 30, 1995 and 1996, respectively, are not necessarily indicative of the operating results for the full year.

2.     ORGANIZATION

              The Company, a Delaware corporation, was founded in 1993 to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired certain assets and assumed certain liabilities of the Health Industries Business of Purina Mills, Inc. Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

       Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"). The Company also purchased substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON") effective August 31, 1995. Zema and St. JON formulate, package, market and distribute pet health care, veterinary and grooming products domestically and abroad.

              See Note 3 to the Company's Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended October 31, 1995 ("1995 Annual Report") for additional information related to the acquisitions of Zema and St. JON, including information regarding acquisition notes payable and the additional purchase price which must be paid to the former owner of Zema if Zema achieves certain financial goals.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The accounting  policies  followed by the Company are set forth in
       Note 5 to the Consolidated Financial Statements included in the 1995 Annual Report. The financial statements included herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in such report.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 6
- --------------------------------------------------------------------------------


       NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

              Net loss per common and common equivalent share is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods presented, using the treasury stock method. The calculation does not reflect common stock equivalent shares when their inclusion in such calculation would have been anti-dilutive.

4.     INVENTORIES

              Inventories consist of the following:

                                                  OCTOBER 31,        APRIL 30,
                                                     1995              1996
          Raw materials ....................      $ 2,806,050       $ 3,528,012
          Work-in-process ..................          239,170            61,081
          Finished goods ...................        1,255,009         1,679,877
                                                  -----------       -----------

                                                    4,300,229         5,268,970
          Less:  reserve for
            excess and obsolete inventories ....      (98,914)         (107,176)
                                                  -----------       -----------

                                                  $ 4,201,315       $ 5,161,794
                                                  -----------       -----------


5.     FINANCING

              In May 1996, the Company amended its revolving credit agreements with its primary lender to extend their term through December 31, 1997. An aggregate of $8.25 million is available under the agreements, $3.4 million of which is subject to a borrowing base calculated from specified percentages of qualified accounts receivable and inventory and the balance of which will be reduced by $150,000 per quarter. The interest rate will range from prime to prime plus 1.125%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At April 30, 1996, the interest rate charged on outstanding borrowings was 8.50%. The agreements require the Company and its subsidiaries to comply with various financial covenants (net worth, debt service coverage ratio, current ratio and ratio of indebtedness to net worth) and prohibits the Company from paying dividends without the consent of the Company's lender.

              At April  30,  1996,  the  Company  and its  subsidiaries  were in
       compliance   with  all  covenants   related  to  its  various   financing
       arrangements.

6.     RELATED PARTY TRANSACTIONS

              See Note 12 to the Company's Consolidated Financial Statements in the 1995 Annual Report for a discussion regarding related party transactions. Also, see Note 7 regarding issuance of the Company's Common Stock and options to purchase the Company's Common Stock granted to outside directors of the Company in conjunction with the Company's Director Compensation Program. In addition to the grant of stock and options, each outside director of the Company receives a $3,000 annual retainer and $500 for each board meeting attended. The total amount paid under this program through May 1996 was $31,500.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 7
- --------------------------------------------------------------------------------


7.     EMPLOYEE BENEFIT PLANS

              Effective March 7, 1996, the Company adopted the 1996 Incentive Stock Plan ("1996 ISP"). An aggregate of 1,000,000 shares of the Company's Common Stock are reserved for issuance to eligible Directors, officers and other employees, and consultants of the Company under the 1996 ISP. During the three months ended April 30, 1996, options to purchase 15,000 shares of the Company's Common Stock at exercise prices of $2.625 per share, which approximated fair value at the date of grant, were issued to outside directors of the Company under the 1996 ISP. In addition, the Company issued 7,998 shares of the Company's Common Stock under the 1996 ISP to these directors in May 1996.

              Effective March 9, 1995, the Company adopted the 1995 Incentive Stock Plan ("1995 ISP"). An aggregate of 500,000 shares of the Company's Common Stock are reserved for issuance to eligible employees, and consultants and advisors to the Company under the 1995 ISP. No shares or options have been issued in connection with the 1995 ISP during 1996. At October 31, 1995, options to purchase 100,000 shares of the Company stock at an exercise price of $3.00 per share were outstanding under the 1995 ISP.

              During the six months ended April 30, 1996, options to purchase 61,500 shares of the Company's Common Stock were granted to employees under the Company's Incentive Stock Plan ("1994 ISP") at exercise prices ranging from $2.00 to $2.19 per share, which approximated fair value at the date of grant. The options vest ratably up to five years from the date of grant and will expire ten years after the grant date. An aggregate of 400,000 shares of the Company's Common Stock are reserved for issuance to eligible employees under the 1994 ISP. As of April 30, 1996, options to purchase an aggregate of 299,000 shares of the Company's Common Stock were outstanding and 11,430 shares of the Company's Common Stock had been issued under the 1994 ISP.

8.     COMMITMENTS AND CONTINGENCIES

              From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's costs and any potential judgments resulting from such claims and actions will be covered by the Company's product liability insurance, except for deductible limits. The Company intends to defend such claims and actions in cooperation with its insurers. It is management's opinion that, in any event, their outcome would not have a material effect on the Company's financial position or results of operations.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 8
- --------------------------------------------------------------------------------


OVERVIEW

       The Company was founded in 1993 to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired the Health Industries Business of Purina Mills, Inc. In July 1994, the Company completed its initial public offering of Common Stock ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"). The Company also purchased, substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON") effective August 31, 1995. Zema and St. JON formulate, package, market and distribute pet health care, veterinary and grooming products domestically and abroad. The Company intends to continue to expand its operations through additional acquisitions, strategic alliances and joint ventures.

       Management's discussion and analysis addresses the three and six month periods ended April 30, 1996 with comparisons to the preceding comparable periods. The Company's results of operations presented and discussed herein only include the results of Zema's and St. JON's operations subsequent to their acquisition by the Company effective March 31 and August 31, 1995, respectively.

       The Company has reported certain financial information for two segments - ingredients and specialty products. Ingredients consist of feed products that are purchased or blended by the Company and distributed for Purina Mills (see
Note 13 to the Company's Consolidated Financial Statements included in the 1995 Annual Report). Specialty products consist of all other products formulated, manufactured, and distributed by the Company to various customers, including Purina Mills. Included in the specialty products segment are sales of private label and branded products for which the Company manufactures goods using registrations and/or formulas owned by the Company, and sales of products manufactured under contract for which the Company manufactures products using the customers' registrations and/or formulas. While the Company believes segment data is meaningful for net sales, the Company does not believe segment data for costs of sales and administrative costs are necessarily relevant to understanding the Company's business. Costs of sales, other than raw materials, and administrative costs incurred in the servicing of the two segments are joint in nature and essentially invariable, particularly within the levels of sales volume experienced within the reporting periods. The supporting asset base, excluding inventories, is also joint in nature.

       Given the acquisitions of businesses with branded, consumer-targeted products in 1995 and the continued emphasis on growth of the specialty product segment for which gross margins are higher than in the ingredients segment, the significance of the ingredient segment has decreased in fiscal 1995 and 1996. Management expects this trend to continue in the future such that at some point, the ingredient segment may no longer meet the requirements for segment disclosure under generally accepted accounting principles.

       In prior year reporting, the Company utilized a dollar amount margin concept of income over raw ingredients costs, known as "IOIC." In sales of ingredients and other commodities, as ingredient prices rise or fall, such increases or decreases are generally passed on to customers. However, in 1995, the Company acquired businesses with branded, consumer-targeted products, and continues to obtain increasing percentages of its operating profit from non-commodity products. Management believes that given the changes in the Company's underlying business, IOIC is no longer a meaningful indicator of revenue contribution for a significant portion of its operations.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 9
- --------------------------------------------------------------------------------



                                                               (DOLLARS IN 000'S)

                                                   THREE MONTHS ENDED APRIL 30,                   SIX MONTHS ENDED APRIL 30,

                                                1995                     1996                    1995                   1996

                                          DOLLAR     % OF          DOLLAR     % OF        DOLLAR       % OF        DOLLAR     % OF
                                          AMOUNT   NET SALES       AMOUNT   NET SALES     AMOUNT     NET SALES     AMOUNT  NET SALES
Net sales
   Ingredients ......................   $  1,374     23.9%      $  1,568      16.9%      $  4,400       36.3%     $  4,052     23.0%
   Specialty products ...............      4,383     76.1          7,728      83.1          7,720       63.7        13,543     77.0

     Total net sales ................      5,757    100.0          9,296     100.0         12,120      100.0        17,595    100.0

Cost of sales .......................      4,951     86.0          7,240      77.9         10,849       89.5        14,042     79.8

Gross profit ........................        806     14.0          2,056      22.1          1,271       10.5         3,553     20.2

Selling, general and
  administrative expense ............        826     14.3          1,848      19.9          1,481       12.2         3,515     20.0

Research and development ............         35       .6             59        .6             64         .5           116       .1

Operating income (loss) .............        (55)    (1.0)           149       1.6           (274)      (2.3)          (78)     (.4)



THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

       Total net sales increased 61.5% from $5.7 million in fiscal 1995 to $9.3 million for 1996, primarily reflecting additional net sales of $3.0 million related to Zema and St. JON. Net sales of ingredients increased 14.1% from $1.4 million in fiscal 1995 to $1.6 million for 1996, primarily due to timing of certain customer shipments. However, low levels of profitability in the animal production industry continue to impact the sales of ingredients. Ingredients are generally priced to customers based on income over ingredient cost, therefore as the cost of ingredients to the Company changes, the selling price of those ingredients and resulting net sales also change. The change in ingredient sales had minimal impact on gross profit. Specialty products sales increased $3.3 million, or 76.3%, compared to the same period of the prior year, primarily due to the inclusion of Zema's and St. JON's sales during the period, but also due to a 14.4% increase in specialty products sales at PM Resources.

       The Company is party to a manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills has guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ending October 31, 1996. Actual sales under the agreement generated incremental income of approximately $.63 million and $.45 million for the three-month periods ended April 30, 1995 and 1996, respectively. For the three months ended April 30, 1996, this was approximately $.3 million below the expected level guaranteed under the agreement, adjusted for seasonality. However, the Company does not recognize any benefits related to shortfalls under the agreement until year end. Although the Company expects to have a supply relationship with Purina Mills after expiration of the agreement, there can be no assurance that this will be the case or what level of sales or income will be obtained.

       Gross profit increased from $.8 million in 1995 (14.0% of net sales) to $2.1 million in 1996 (22.1% of net sales), primarily due to increased gross profit related to the increased specialty products sales in 1996. Gross profit as a percentage of sales increased due to the higher margins generated by

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 10
- --------------------------------------------------------------------------------


sales of specialty products compared to ingredients, as well as higher margins realized by Zema and St. JON, compared to margins realized from the Company's operations prior to these acquisitions.

       Selling, general and administrative expenses increased from $.8 million or 14.3% of net sales in 1995 to $1.8 million or 19.9% of net sales in 1996. The increase in selling, general and administrative expenses is primarily related to operating expenses incurred by Zema and St. JON subsequent to their acquisition by the Company. As a percentage of sales, Zema and St. JON selling, general and administrative expenses were approximately 32% during the three months ended April 30, 1996, reflecting higher selling costs associated with these subsidiaries sales of branded products into consumer markets.

       The factors discussed above resulted in operating income of $.15 million or 1.6% of sales for the three months ended April 30, 1996 compared to an operating loss of approximately $.05 million or 1.0% of net sales in the prior year.

       Interest expense was approximately $.14 million in 1996, compared to $.07 million in 1995, reflecting increased debt incurred in conjunction with acquisitions during 1995 and related increases in working capital financing, which was partially offset by the impact of the Company's restructured financing and lower interest rates. The decrease in other income from approximately $.16 million in 1995 to approximately $.04 million during 1996 is due to utilization of certain proceeds of the Company's IPO during 1995 in conjunction with the acquisitions of Zema and St. JON.

       The effective income tax rate of the Company was (181)% and 39% for 1995 and 1996, respectively. The effective rate in 1995 is based on the Company's net income during the period and also reflects the reversal of $.09 million of valuation allowance recorded in prior periods related to deferred tax assets, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Based on the Company's historical and projected results of operations, and taking into account the impact of the Zema acquisition, Company management determined that there was greater than a 50% probability that the recorded deferred tax assets would be realized. Management accordingly determined and adjusted the valuation allowance at April 30, 1995 and the related effective tax rate by recognizing future tax benefits related to certain previously unrecognized temporary differences and net operating loss carryforwards. The effective rate for the three months ending April 30, 1996 is based on the Company's income earned during the period.

SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

       Total net sales increased 45.2% from $12.1 million in fiscal 1995 to $17.6 million for 1996, reflecting additional net sales of $5.6 million related to Zema and St. JON. Decreased volume of ingredients shipped compared to the prior year was the most significant factor causing a reduction in ingredients sales of $.3 million from $4.4 million in 1995 to $4.1 million in 1996. Low levels of profitability in the animal production industry also contributed to the lower sales of ingredients. The reduced ingredient sales had minimal impact on gross profit. Specialty products sales increased $5.8 million, or 75.4%, compared to the same period of the prior year, primarily due to the inclusion of Zema's and St. JON's sales during the period, but also due to a 8.3% increase in specialty products sales at PM Resources.

       The Company is party to a manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills has guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ending October 31, 1996. Actual sales under the agreement generated incremental income of approximately $1.2 million and $1.1 million for the six-month periods ended April 30, 1995 and 1996,

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 11
- --------------------------------------------------------------------------------


respectively. For the six months ended April 30, 1996, this was approximately $.3 million below the expected level guaranteed under the agreement, adjusted for seasonality. However, the Company does not recognize any benefits related to shortfalls under the agreement until year end. Although the Company expects to have a supply relationship with Purina Mills after expiration of the agreement, there can be no assurance that this will be the case or what level of sales or income will be obtained.

       Gross profit increased from $1.3 million in 1995 (10.5% of net sales) to $3.6 million in 1996 (20.2% of net sales), primarily due to increased gross profit related to the increased specialty products sales in 1996. Gross profit as a percentage of sales increased due to the higher margins generated by sales of specialty products compared to ingredients, as well as higher margins realized by Zema and St. JON, compared to margins realized from the Company's operations prior to these acquisitions.

       Selling, general and administrative expenses increased from $1.5 million or 12.2% of net sales in 1995 to $3.5 million or 20.0% of net sales in 1996. The increase in selling, general and administrative expenses is primarily related to operating expenses incurred by Zema and St. JON subsequent to their acquisition by the Company. As a percentage of sales, Zema and St. JON selling, general and administrative expenses were approximately 32% during the six months ended April 30, 1996, reflecting higher selling costs associated with these subsidiaries sales of branded products into consumer markets, and thereby resulting in the Company's overall increase of selling, general and administrative expenses as a percentage of sales.

       The factors discussed above resulted in decreasing the Company's operating loss during the six month period to less than $.1 million, approximately $.2 million less than the prior year amount of approximately $.3 million.

       Interest expense was approximately $.26 million in 1996, compared to $.14 million in 1995, reflecting increased debt incurred in conjunction with acquisitions during 1995 and related increases in working capital financing, which was partially offset by the impact of the Company's restructured financing and lower interest rates. The decrease in other income from approximately $.3 million in 1995 to approximately $.1 million during 1996 is due to utilization of certain proceeds of the Company's IPO during 1995 in conjunction with the acquisitions of Zema and St. JON.

       The effective income tax rate of the Company was 112% and 38% for 1995 and 1996, respectively. The effective rate in 1995 is based on the Company's net loss during the period and also reflects the reversal of $.05 million of valuation allowance recorded in prior periods related to deferred tax assets, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Based on the Company's historical and projected results of operations, and taking into account the impact of the Zema acquisition, Company management determined that there was greater than a 50% probability that the recorded deferred tax assets would be realized. Management accordingly determined and adjusted the valuation allowance at April 30, 1995 and the related effective tax rate by recognizing future tax benefits related to certain previously unrecognized temporary differences and net operating loss carryforwards. The effective rate for the six months ending April 30, 1996 is based on the Company's loss incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. The Company's cash balance of $2.8 million at April 30, 1996 consists of net proceeds from the IPO remaining available for further acquisition funding requirements. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds for the acquisition and related expenses in 1995 and will require additional

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 12
- --------------------------------------------------------------------------------


payments of $.3 million plus interest prior to April 1998, and additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash paid at closing, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. The Zema and St. JON acquisitions were financed through utilization of net proceeds from the Company's IPO. Although the Company expended available cash to finance these acquisitions, management has utilized Zema's and St. JON's businesses and net assets to secure approximately $3.5 million of additional financing, as described further below. The net proceeds of the IPO continue to be invested in high-grade, short-term interest-bearing obligations pending their specific use. Speculative use of derivatives is prohibited by the Company's investment policy.

       During the six months ended April 30, 1996, cash used by operations approximated $2.9 million, which was primarily related to funding seasonal working capital requirements. These requirements were primarily funded through utilization of available credit facilities. Proceeds from the IPO of approximately $.3 million were utilized to fund certain acquisition-related expenses. Long-term debt and notes payable during the period increased by approximately $2.6 million, primarily due to the cash utilized by operations, as discussed above.

       During the six months ended April 30, 1995, cash used by operations approximated $1.8 million, which was primarily related to funding seasonal working capital requirements. These requirements were funded through utilization of available funds. Approximately $.7 million, or 6%, of the proceeds from the IPO, were utilized to fund certain acquisition-related expenditures.

       In May 1996, the Company amended its revolving credit agreements with its primary lender to extend their term through December 31, 1997. An aggregate of $8.25 million is available under the agreements, $3.4 million of which is subject to a borrowing base calculated from specified percentages of qualified accounts receivable and inventory and the balance of which will be reduced by $150,000 per quarter. The interest rate will range from prime to prime plus 1.125%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At April 30, 1996, the interest rate charged on outstanding borrowings was 8.50%. The agreements require the Company and its subsidiaries to comply with various financial covenants (net worth, debt service coverage ratio, current ratio and ratio of indebtedness to net worth) and prohibits the Company from paying dividends without the consent of the Company's lender.

       In December 1995, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. As of April 30, 1996, no shares had been repurchased under this program.

       Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the six months ended April 30, 1996 were approximately $.3 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which approximate current depreciation expense.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
- --------------------------------------------------------------------------------


       In May 1996, the Company announced the signing of an agreement in principle to purchase the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin, a proprietary rodenticide serving agricultural and Pest Control Operator (PCO) markets. The agreement is subject to negotiation of a definitive agreement. Management expects that any amounts paid under this agreement will be funded by available funds and existing financing sources.

QUARTERLY EFFECTS AND SEASONALITY

     Resources' results of operations have historically been seasonal, with a low percentage of its volume and earnings in the fourth quarter (August through October) of the fiscal year. However, such seasonal patterns are highly dependent on weather, feeding economics, the timing of customer orders and the timing of recognition of shortfalls, if any, under the manufacturing and supply agreement with Purina Mills. Furthermore, new business growth has not reflected historical patterns. The results of Zema's operations are also historically seasonal with a high volume of its sales and earnings being generated during the months of April through September. St. JON's sales and earnings have not historically been seasonal.

AGRI-NUTRITION GROUP LIMITED

PART II - OTHER INFORMATION
PAGE 14
- --------------------------------------------------------------------------------


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                The information required by this item was reported in the Company's 10-Q for the quarterly period ended January 31, 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibits.

       10.17 Amendment to Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation and First Bank dated as of May 31, 1996.



       10.18   Amendment  to  Revolving   Credit   Agreement   between  St.  JON
               Laboratories, Inc. and First Bank dated as of May 31, 1996.



b.     Reports on Form 8-K.



       No reports on Form 8-K were filed during the period covered by this Report.



SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AGRI-NUTRITION GROUP LIMITED





 /s/ GEORGE W. DAIGNAULT

- -----------------------------------------------------


George W. Daignault

Vice President and Chief Financial Officer

June 12, 1996