Form 10-Q
period 1996-07-31
AGRI NUTRITION GROUP LTD
filed 1996-09-13
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 1996

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

                             Yes           X                  No

The number of shares of common stock outstanding at September 11, 1996 is 8,383,692 shares.

AGRI-NUTRITION GROUP LIMITED


INDEX
- --------------------------------------------------------------------------------


                                                                          PAGE


FINANCIAL INFORMATION

Financial Statements

   Consolidated Balance Sheet -
    July 31, 1996 (unaudited) and
    October 31, 1995                                                          1

   Consolidated Statement of Operations -
    three months and nine months ended
    July 31, 1995 and 1996 (unaudited)                                        2

   Consolidated Statement of Cash Flows -
    nine months ended July 31, 1995
    and 1996 (unaudited)                                                      3

   Consolidated Statement of Shareholders' Equity -
    nine months ended July 31, 1996 (unaudited)                               4

   Notes to Consolidated Financial Statements                                 5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                          9

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   15

Signature                                                                     15

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED BALANCE SHEET
PAGE 1
- --------------------------------------------------------------------------------


                                                OCTOBER 31,           JULY 31,
                                                  1995                 1996
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                $      2,330,685    $     2,123,816
   Short-term investments                          1,191,379
   Accounts receivable                             3,451,011          3,995,699
   Inventories                                     4,201,315          5,828,636
   Prepaid expenses and other assets                 775,614            855,087
                                           -----------------  -----------------

                                                  11,950,004         12,803,238

Property, plant and equipment, net                 4,826,970          4,849,101
Goodwill                                           6,177,068          7,101,003
Other assets                                         519,061            455,540
                                           -----------------  -----------------

                                            $     23,473,103    $    25,208,882
                                           -----------------  -----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt
       and notes payable                    $        252,692    $       486,473
   Accounts payable                                1,757,973          1,873,961
   Accounts payable to Purina                        930,954
   Accrued compensation expense                      449,061              9,933
   Accrued expenses                                  750,891            669,011
                                           -----------------  -----------------

                                                   4,141,571          3,039,378
Long-term debt                                     2,614,614          5,801,510
Acquisition notes payable                          2,300,000          2,104,648

Commitments and contingencies (Notes 2 and 10)

Shareholders' equity:
   Common stock ($.01 par value; 20,000,000
      shares authorized; 8,401,344 and
      8,409,342 shares issued in 1995
      and 1996, respectively)                         84,013             84,093
   Additional paid-in capital                     14,734,656         14,784,571
   Accumulated deficit                              (401,751)          (555,332)
                                           -----------------  -----------------

                                                  14,416,918         14,313,332
   Cost of common stock held in Treasury
      (0 and 25,650 shares in 1995 and
      1996, respectively                                                (49,986)
                                           -----------------  -----------------

                                                  14,416,918         14,263,346
                                           -----------------  -----------------

                                            $     23,473,103    $    25,208,882
                                           -----------------  -----------------



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
PAGE 2
- --------------------------------------------------------------------------------


                                                                       FOR THE THREE AND NINE MONTHS ENDED JULY 31,
                                                                       1995                                    1996
                                                              THREE              NINE                THREE              NINE
                                                              MONTHS             MONTHS              MONTHS             MONTHS

Net sales (including sales of $3.5
 million and $11.2 million for the three and
 nine months ended July 31, 1995, respectively,
 and $2.4 million and $9.2 million for the
 three and nine months ended July 31, 1996,
 respectively, to Purina Mills) ................        $  7,524,768         $ 19,644,727         $  8,724,603         $ 26,319,619
Cost of sales ..................................           6,091,619           16,940,239            6,676,840           20,719,240
                                                        ------------         ------------         ------------         ------------

Gross profit ...................................           1,433,149            2,704,488            2,047,763            5,600,379
Selling, general and administra-
 tive expenses .................................           1,319,299            2,864,814            1,931,572            5,562,514
                                                        ------------         ------------         ------------         ------------

Operating income (loss) ........................             113,850             (160,326)             116,191               37,865
Interest expense ...............................             (79,091)            (221,127)            (152,596)            (413,101)
Other income ...................................             115,014              463,567               26,931              133,655
                                                        ------------         ------------         ------------         ------------

Income (loss) before income
 tax benefit (provision) .......................             149,773               82,114               (9,474)            (241,581)
Income tax benefit (provision) .................                                   76,000                                    88,000
                                                        ------------         ------------         ------------         ------------

Net income (loss) ..............................        $    149,773         $    158,114         $     (9,474)        $   (153,581)
                                                        ------------         ------------         ------------         ------------


Primary net income (loss) per
 common and common
 equivalent share (Note 4).....................         $        .02         $        .02         $        --          $       (.02)
                                                        ------------         ------------         ------------         ------------


Fully diluted net income (loss)
 per common and common
 equivalent share (Note 4).....................         $        .02         $        .02          $       --          $       (.02)
                                                        ------------         ------------         ------------         ------------


Primary common and common
 equivalent shares outstanding
 (Note 4)......................................            8,080,899            8,080,246             8,402,845           8,401,848
                                                        ------------         ------------         -------------       -------------


Fully diluted common and
 common equivalent shares
 outstanding (Note 4)...........................           8,990,482            8,989,829             8,402,845           8,401,848
                                                        ------------         ------------         -------------       -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
PAGE 3
- --------------------------------------------------------------------------------


                                                        FOR THE NINE MONTHS
                                                           ENDED JULY 31,
                                                       1995             1996
OPERATING ACTIVITIES
Net income (loss) ..............................   $    158,114    $   (153,581)
Adjustments to reconcile net
 income (loss) to net
 cash used in operating activities:-
   Depreciation and amortization ...............        338,580         617,776
   Increase in deferred tax assets .............        (76,000)
   Changes in operating assets and
   liabilities, excluding the effects of the
    Zema and Bromethalin acquisitions:
      Increase in accounts receivable ..........       (377,079)       (736,172)
      Increase in inventories ..................        (13,522)     (1,494,133)
      Decrease in prepaid expenses .............        227,351           8,012
      Decrease in accounts payable .............     (1,390,993)       (885,001)
      Decrease in accrued expenses .............       (165,871)       (506,378)
                                                   ------------    ------------

Net cash used in operating activities ..........     (1,299,420)     (3,149,475)
                                                   ------------    ------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......       (334,920)       (399,519)
Purchase of Bromethalin Assets (Note 3) ........                       (850,771)
(Purchase) sale of short-term investment
   securities ..................................       (599,826)      1,191,379
Purchase of Zema and St. JON net assets,
   net of cash acquired ........................     (3,282,037)       (220,474)
                                                   ------------    ------------

Net cash used in investing activities ..........     (4,216,783)       (279,385)
                                                   ------------    ------------

FINANCING ACTIVITIES
(Repayment) borrowings of long-term
   debt and notes payable, net .................       (500,352)      3,221,982
Issuance of Common Stock to Directors (Note 8) .                         19,995
Purchase of Treasury Stock .....................                        (49,986)
Repayment of employee stock purchase loans .....                         30,000
                                                   ------------    ------------

Net cash (used in) provided by
  financing activities .........................       (500,352)      3,221,991
                                                   ------------    ------------

Decrease in cash and cash equivalents ..........     (6,016,555)       (206,869)
Cash and cash equivalents, beginning of period .     11,185,943       2,330,685
                                                   ------------    ------------

Cash and cash equivalents, end of period .......   $  5,169,388    $  2,123,816
                                                   ------------    ------------


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

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
PAGE 4
- --------------------------------------------------------------------------------



                                                      COMMON STOCK
                                       -----------------------------------------

                                                                        ADDITIONAL
                                       NUMBER OF           PAR           PAID-IN        ACCUMULATED     TREASURY
                                        SHARES            VALUE          CAPITAL          DEFICIT         STOCK           TOTAL

Balance, November 1,
 1995                                  8,401,344     $     84,013     $ 14,734,656     $   (401,751)                   $ 14,416,918

Repayment of employee
 stock purchase loans .........                                             30,000                                           30,000

Issuance of stock to
 outside Directors ............           7,998               80           19,915                                            19,995


Purchase of Treasury
 Stock, at cost ...............         (25,650)                                                      $    (49,986)         (49,986)

Net loss (unaudited) ..........                                                           (153,581)                        (153,581)
                                   ------------     ------------     ------------     ------------     ------------    ------------

Balance, July 31,
 1996 (unaudited) .............       8,383,692     $     84,093     $ 14,784,571     $   (555,332)    $    (49,986)   $ 14,263,346
                                   ------------     ------------     ------------     ------------     ------------    ------------



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 5
- --------------------------------------------------------------------------------


1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated balance sheet as of July 31, 1996, the consolidated statements of operations for the three and nine month periods ended July 31, 1995 and 1996, the consolidated statement of cash flows for the nine month periods ended July 31, 1995 and 1996 and the consolidated statement of shareholders' equity for the nine month period ended July 31, 1996 have been prepared by Agri-Nutrition Group Limited (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended July 31, 1995 and 1996 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended July 31, 1995 and 1996, respectively, are not necessarily indicative of the operating results for the full year.

2.     ORGANIZATION

              The Company, a Delaware corporation, was founded in 1993 to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired certain assets and assumed certain liabilities of the Health Industries Business of Purina Mills, Inc. (the "Business"). Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

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

              See Note 3 to the Company's Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended October 31, 1995 ("1995 Annual Report") for additional information related to the acquisitions of Zema and St. JON, including information regarding acquisition notes payable and the additional purchase price which must be paid to the former owner of Zema if Zema achieves certain financial goals. Based on Zema's results of operations since its acquisition by the Company, no such additional purchase price has been accrued in the accompanying financial statements.

3.     ACQUISITIONS - BROMETHALIN NET ASSETS

              Effective May 1996, Resources acquired the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin ("the Bromethalin Assets"), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator (PCO) markets from Purina Mills, Inc. The sales price was $800,000, plus an additional consideration based on subsequent shipments of Bromethalin to Purina Mills, Inc. over a five-year period. The Company primarily used proceeds from its July 1994 initial public offering of its Common Stock to fund the initial payment.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 6
- --------------------------------------------------------------------------------


              The acquisition of the Bromethalin Assets was accounted for pursuant to the purchase method of accounting. The purchase price paid has been preliminarily allocated to net assets acquired based on their estimated fair values at the date of acquisition. Since the Company historically has manufactured rodenticides containing Bromethalin, the acquisition of the Bromethalin Assets is expected to have a minimal impact on the Company's net sales, but is expected to increase the Company's gross margins related to these products. The Bromethalin Assets impact the Company's consolidated financial statements commencing in May 1996, the effective date of the acquisition.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The accounting policies followed by the Company are set forth in
       Note 5 to the Consolidated Financial Statements included in the 1995 Annual Report. The financial statements included herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in such report.

       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

              Net income (loss) per common and common equivalent share is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods presented, using the treasury stock method. The calculation does not reflect common stock equivalent shares when their inclusion in such calculation would have been anti-dilutive.

5.     INVENTORIES

              Inventories consist of the following:

                                               OCTOBER 31,           JULY 31,
                                                  1995                 1996
              Raw materials              $      2,806,050    $       3,921,286
              Work-in-process                     239,170               98,893
              Finished goods                    1,255,009            1,979,908
                                        -----------------    -----------------

                                                4,300,229            6,000,087
              Less:  reserve for excess
                and obsolete inventories          (98,914)            (171,451)
                                        -----------------    -----------------

                                         $      4,201,315    $       5,828,636
                                        -----------------    -----------------


6.     FINANCING

              In May 1996, the Company amended its revolving credit agreements with its primary lender to extend their term through December 31, 1997. At July 31, 1996, an aggregate of $8.1 million is available under the agreements, $3.4 million of which is subject to a borrowing base calculated from specified percentages of qualified accounts receivable and inventory and the balance of which will be reduced by $150,000 per quarter. At July 31, 1996, borrowings outstanding under the agreements totaled approximately $4.8 million. The interest rate ranges from prime to prime plus 1.125%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At July 31, 1996, the interest rate charged on borrowings outstanding was 8.50%. The agreements require the Company and its subsidiaries to comply with various financial covenants (net worth, debt service coverage ratio, current ratio and ratio of indebtedness to net worth) and prohibit the Company from paying dividends without the consent of the Company's lender.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 7
- --------------------------------------------------------------------------------


              At July 31, 1996, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements.

7.     TREASURY STOCK

              During the three months ended July 31, 1996, the Company purchased 25,650 shares of its common stock at an aggregate cost of $49,986. These purchases were the first under the stock repurchase plan authorized by the Board of Directors in December 1995. At July 31, 1996, the Company had authorization to acquire an additional 474,350 shares under the stock repurchase plan. The Company expects to finance additional treasury stock purchases, if any, with available funds.

8.     RELATED PARTY TRANSACTIONS

              See Note 12 to the Company's Consolidated Financial Statements in the 1995 Annual Report for a discussion regarding related party transactions. Also, see Note 9 regarding issuance of the Company's Common Stock and options to purchase the Company's Common Stock granted to outside directors of the Company in conjunction with the Company's Director Compensation Program. In addition to the grant of stock and options, each outside director of the Company receives a $3,000 annual retainer and $500 for each board meeting attended. The total amount paid in fiscal 1996 under this program through July 1996 was $31,500.

9.     EMPLOYEE BENEFIT PLANS

              Effective March 7, 1996, the Company adopted the 1996 Incentive Stock Plan ("1996 ISP"). An aggregate of 1,000,000 shares of the Company's Common Stock are reserved for issuance to eligible Directors, officers and other employees, and consultants of the Company under the 1996 ISP. During the three months ended July 31, 1996, the Company issued 7,998 shares of the Company's Common Stock under the 1996 ISP to outside directors of the Company. Options to purchase 15,000 shares of the Company's Common Stock at exercise prices of $2.625 per share, which approximated fair value at the date of grant, were also issued to these directors under the 1996 ISP. No other shares or options have been issued under the 1996 ISP. Subsequent to July 31, 1996, the Compensation Committee of the Board of Directors authorized the issuance of options to purchase up to 487,000 shares of the Company's Common Stock to various senior and middle-level managers of the Company at exercise prices which will approximate fair value at the date of grant.

              Effective March 9, 1995, the Company adopted the 1995 Incentive Stock Plan ("1995 ISP"). An aggregate of 500,000 shares of the Company's Common Stock are reserved for issuance to eligible employees, and consultants and advisors to the Company under the 1995 ISP. No shares or options have been issued under the 1995 ISP during 1996. During the three months ended July 31, 1996, options to purchase 100,000 shares of the Company stock at an exercise price of $3.00 per share were forfeited. No other options have been issued or remain outstanding under the 1995 ISP as of July 31, 1996.

              During the nine months ended July 31, 1996, options to purchase 61,500 shares of the Company's Common Stock were granted to employees under the Company's Incentive Stock Plan ("1994 ISP") at exercise prices ranging from $2.00 to $2.19 per share, which approximated fair value at the date of grant. The options vest ratably up to five years from the date of grant and will expire ten years after the grant date. An aggregate of 400,000 shares of the Company's Common Stock are reserved for issuance to eligible employees under the 1994 ISP. As of July 31, 1996, options to purchase an

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 8
- --------------------------------------------------------------------------------


       aggregate of 299,000 shares of the Company's Common Stock were outstanding and 11,430 shares of the Company's Common Stock had been issued under the 1994 ISP.

              In August 1996, the Company extended the expiration date of previously issued non-qualified options to purchase 387,500 shares of the Company's stock held by the Company's former Chief Financial Officer, to October 31, 1999, thereby waiving the forfeiture provisions related to continued employment. In addition, the exercise price was increased from $0.81 per share to $1.5625 per share, which approximated fair value at the date the forfeiture provisions were waived.

10.    COMMITMENTS AND CONTINGENCIES

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

11.    SUBSEQUENT EVENTS

       CORPORATE REORGANIZATION

              In August 1996, the Company announced the resignation of the Company's Chief Executive Officer and President, effective October 31, 1996, and its Chief Financial Officer effective August 23, 1996. In connection with these resignations, the Company expects to incur a one-time charge, net of tax, of approximately $150,000 in the fourth quarter of fiscal 1996, but reduce ongoing corporate costs by approximately $600,000 per annum.

       ANTHONY LETTER OF INTENT

              In August 1996, the Company announced the signing of a letter of intent to acquire Anthony Products Company, a private company specializing in the development and manufacturing of pharmaceutical animal health products. The transaction is subject to completion of due diligence and negotiation of a definitive agreement. Management expects that the purchase price will be paid with cash and common stock, the cash portion of which will be funded by a combination of bank financing, available funds and the issuance of equity securities in private transactions.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 9
- --------------------------------------------------------------------------------


OVERVIEW

       The Company was founded in 1993 to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, the Company, through its Resources subsidiary ("Resources"), acquired the Health Industries Business of Purina Mills, Inc. In July 1994, the Company completed its initial public offering of Common Stock ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"). The Company purchased, substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON") effective August 31, 1995. Zema and St. JON formulate, package, market and distribute pet health care, veterinary and grooming products domestically and abroad. In August 1996, the Company entered into a letter of intent to acquire Anthony Products Company, a private company specializing in the development and manufacturing of pharmaceutical animal health products. The acquisition, which is subject to completion of due diligence and a definitive agreement, is expected to be completed by November 15, 1996.

       In August 1996, the Company announced a major organizational restructuring. W. M. Jones, Jr., currently chairman of the board, president and chief executive officer, will resign his positions as president and chief operating officer effective October 31, 1996 while actively continuing as chairman of the board. Bruce G. Baker, currently deputy chief executive officer, will assume the position of president and chief executive officer. In addition, effective August 23, 1996, George W. Daignault resigned as chief financial officer but will continue to be employed on special projects. Robert J. Elfanbaum, formerly corporate controller, has replaced Mr. Daignault as chief financial officer. These organizational changes result from the Company's achieving sufficient critical mass to transition from an acquisition vehicle to an operating company and are expected to reduce corporate costs by approximately $600,000 per annum. The Company will continue to focus its efforts in the growing pet and animal health sector through internal growth and strategic acquisitions and alliances complimentary to the established businesses.

       Management's discussion and analysis addresses the three and nine month periods ended July 31, 1996 with comparisons to the preceding comparable periods. The Company's results of operations presented and discussed herein only include the results of Zema's and St. JON's operations subsequent to their acquisition by the Company effective March 31 and August 31, 1995, respectively.

       The Company has reported certain financial information for two segments - ingredients and specialty products. Ingredients consist of feed products that are purchased or blended by the Company and distributed for Purina Mills (see
Note 13 to the Company's Consolidated Financial Statements included in the 1995 Annual Report to Stockholders). Specialty products consist of all other products formulated, manufactured, and distributed by the Company to various customers, including Purina Mills. Included in the specialty products segment are sales of private label and branded products for which the Company manufactures goods using registrations and/or formulas owned by the Company, and sales of products manufactured under contract for which the Company manufactures products using the customers' registrations and/or formulas. While the Company believes segment data is meaningful for net sales, the Company does not believe segment data for costs of sales and administrative costs are necessarily relevant to understanding the Company's business. Costs of sales, other than raw materials, and administrative costs incurred in the servicing of the two segments are joint in nature and essentially invariable, particularly within the levels of sales volume experienced within the reporting periods. The supporting asset base, excluding inventories, is also joint in nature.

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


                                                                             (DOLLARS IN 000'S)

                                                 THREE MONTHS ENDED JULY 31,                     NINE MONTHS ENDED JULY 31,
                                                 1995                   1996                   1995                     1996
                                         DOLLAR       % OF      DOLLAR       % OF    DOLLAR            % OF       DOLLAR    % OF
                                         AMOUNT    NET SALES    AMOUNT    NET SALES  AMOUNT         NET SALES     AMOUNT  NET SALES

Net sales
   Ingredients .....................    $  1,617       21.5%  $  1,311       15.0%  $  6,017             30.6%  $  5,363      20.4%
   Specialty products ..............       5,908       78.5      7,414       85.0     13,628             69.4     20,957      79.6

     Total net sales ...............       7,525      100.0      8,725      100.0     19,645            100.0     26,320     100.0

Cost of sales ......................       6,092       81.0      6,677       76.5     16,940             86.2     20,719      78.7

Gross profit .......................       1,433       19.0      2,048       23.5      2,705             13.8      5,601      21.3

Selling, general and
  administrative expense ...........       1,319       17.5      1,932       22.2      2,865             14.0      5,563      21.2

Operating income (loss) ............         114        1.5        116        1.3       (160)            (0.8)        38       (.1)



THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995

       Total net sales increased 16.0% from $7.5 million in fiscal 1995 to $8.7 million for 1996, primarily reflecting additional net sales of $2.4 million related to St. JON, partially offset by decreased sales at Zema. Net sales of ingredients decreased 18.9% from $1.6 million in fiscal 1995 to $1.3 million for 1996, primarily due to low levels of profitability in the animal production industry which continue to adversely impact the sales of ingredients. The change in ingredient sales had minimal impact on gross profit. Specialty products sales increased $1.5 million, or 25.5%, compared to the same period of the prior year, primarily due to the inclusion of St. JON's sales during the period, partially offset by decreased sales at Zema. As was the case throughout the industry for flea and tick products sold over the counter, Zema sales were negatively impacted in the three months ended July 31, 1996 by lower incidence of infestation than normal and by the introduction of highly promoted new products distributed exclusively through veterinaries. Furthermore, Zema's sales were adversely affected by the decision of one of its principal customers to substantially reduce product offerings in all categories including companion animals. However, partially offsetting these factors was the introduction by Zema of several new product lines developed in association with other Agri-Nutrition Group companies.

       The Company is party to a manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills has guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ending October 31, 1996. Actual sales under the agreement generated incremental income of approximately $.7 million and

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 11
- --------------------------------------------------------------------------------


$.3 million for the three-month periods ended July 31, 1995 and 1996, respectively. For the three months ended July 31, 1996, this was approximately $.3 million below the expected level guaranteed under the agreement, adjusted for seasonality. However, the Company does not recognize any benefits related to shortfalls under the agreement until year end. Although the Company expects to have a supply relationship with Purina Mills after expiration of the agreement, there can be no assurance that this will be the case or what level of sales or income will be obtained.

       Gross profit increased from $1.4 million in 1995 (19.0% of net sales) to $2.0 million in 1996 (23.5% of net sales), primarily due to increased gross profit related to the increased specialty products sales in 1996. Gross profit as a percentage of sales increased due to the higher margins generated by sales of specialty products compared to ingredients, as well as higher margins realized by Zema and St. JON, compared to margins realized from the Company's operations prior to these acquisitions. While not significantly impacting net sales, the acquisition of Bromethalin positively impacted gross profit during the period.

       Selling, general and administrative expenses increased from $1.3 million or 17.5% of net sales in 1995 to $1.9 million or 22.2% of net sales in 1996. The increase in selling, general and administrative expenses is primarily related to operating expenses incurred by St. JON subsequent to its acquisition by the Company. As a percentage of sales, St. JON selling, general and administrative expenses were approximately 29% during the three months ended July 31, 1996, reflecting higher selling costs associated with its sales of branded products into consumer markets.

       The factors discussed above resulted in operating income of $.12 million or 1.3% of sales for the three months ended July 31, 1996 compared to $.11 million or 1.5% of net sales in the prior year.

       Interest expense was approximately $.15 million in 1996, compared to $.08 million in 1995, reflecting increased debt incurred in conjunction with acquisitions during 1995 and related increases in working capital financing. The decrease in other income from approximately $.12 million in 1995 to approximately $.03 million during 1996 is due to utilization of certain proceeds of the Company's IPO during 1995 in conjunction with the acquisitions of Zema and St. JON.

       The effective income tax rate of the Company was 0% for both 1995 and 1996, respectively. The effective rate in 1995 is based on the Company's net income during the period and also reflects the reversal of $.06 million of valuation allowance recorded in prior periods related to deferred tax assets, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Based on the Company's historical and projected results of operations, and taking into account the impact of the Zema acquisition, Company management determined that there was greater than a 50% probability that the recorded deferred tax assets would be realized. Management accordingly determined and adjusted the valuation allowance at July 31, 1995 and the related effective tax rate by recognizing future tax benefits related to certain previously unrecognized temporary differences and net operating loss carryforwards. The effective rate for the three months ending July 31, 1996 is based on the Company's minimal pre-tax income earned during the period.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

       Total net sales increased 34.0% from $19.6 million in fiscal 1995 to $26.3 million for 1996, reflecting additional net sales related to Zema and St. JON, subsequent to their acquisition by the Company effective March 31 and August 31, 1995, respectively. Decreased volume of ingredients shipped compared to the prior year was the primary factor causing a reduction in ingredients sales of $.6 million from $6.0 million in 1995 to $5.4 million in 1996. Low levels of profitability in the animal production industry continue to adversely impact the sales of ingredients. The reduced ingredient sales had minimal impact on gross profit. Specialty products sales increased $7.3 million, or 53.8%, compared to the same period of the prior year, primarily due

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 12
- --------------------------------------------------------------------------------


to the inclusion of Zema's and St. JON's sales during the period, but also due to a 4.6% increase in specialty products sales at Resources. As was the case throughout the industry for flea and tick products sold over the counter, Zema sales were negatively impacted in the three months ended July 31, 1996 by lower incidence of infestation than normal and by the introduction of highly promoted new products distributed exclusively through veterinaries. Furthermore, Zema's sales were adversely affected by the decision of one of its principal customers to substantially reduce product offerings in all categories including companion animals. However, partially offsetting these factors was the introduction by Zema of several new products lines developed in association with other Agri-Nutrition Group companies.

       The Company is party to a manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills has guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ending October 31, 1996. Actual sales under the agreement generated incremental income of approximately $1.9 million and $1.5 million for the nine-month periods ended July 31, 1995 and 1996, respectively. For the nine months ended July 31, 1996, this was approximately $.6 million below the expected level guaranteed under the agreement, adjusted for seasonality. However, the Company does not recognize any benefits related to shortfalls under the agreement until year end. Although the Company expects to have a supply relationship with Purina Mills after expiration of the agreement, there can be no assurance that this will be the case or what level of sales or income will be obtained.

       Gross profit increased from $2.7 million in 1995 (13.8% of net sales) to $5.6 million in 1996 (21.3% of net sales), primarily due to increased gross profit related to the increased specialty products sales in 1996. Gross profit as a percentage of sales increased due to the higher margins generated by sales of specialty products compared to ingredients, as well as higher margins realized by Zema and St. JON, compared to margins realized from the Company's operations prior to these acquisitions. While not significantly impacting net sales, the acquisition of Bromethalin positively impacted gross profit during the period.

       Selling, general and administrative expenses increased from $2.9 million or 14.6% of net sales in 1995 to $5.6 million or 21.2% of net sales in 1996. The increase in selling, general and administrative expenses is primarily related to operating expenses incurred by Zema and St. JON subsequent to their acquisition by the Company. As a percentage of sales, Zema and St. JON selling, general and administrative expenses were approximately 34% during the nine months ended July 31, 1996, reflecting higher selling costs associated with these subsidiaries sales of branded products into consumer markets, and thereby resulting in the Company's overall increase of selling, general and administrative expenses as a percentage of sales.

       The factors discussed above resulted in an operating income of $.04 million during the nine month period compared to an operating loss of $.16 million in the prior year.

       Interest expense was approximately $.4 million in 1996, compared to $.2 million in 1995, reflecting increased debt incurred in conjunction with acquisitions during 1995 and related increases in working capital financing, which was partially offset by the impact of the Company's restructured financing and lower interest rates. The decrease in other income from approximately $.5 million in 1995 to approximately $.1 million during 1996 is due to utilization of certain proceeds of the Company's IPO during 1995 in conjunction with the acquisitions of Zema and St. JON.

       The effective income tax rate of the Company was (93%) and 36% for 1995 and 1996, respectively. The effective rate in 1995 is based on the Company's pre-tax income during the period and also reflects the reversal of $.1 million of valuation allowance recorded in prior periods related to deferred tax assets, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Based on the Company's historical and projected results of operations, and taking into account the impact of the Zema acquisition, Company management determined that there was greater than a 50% probability that the recorded

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
- --------------------------------------------------------------------------------


deferred tax assets would be realized. Management accordingly determined and adjusted the valuation allowance at July 31, 1995 and the related effective tax rate by recognizing future tax benefits related to certain previously unrecognized temporary differences and net operating loss carryforwards. The effective rate for the nine months ending July 31, 1996 is based on the Company's pre-tax loss during the period.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. The Company's cash balance of $2.1 million at July 31, 1996 consists of net proceeds from the IPO remaining available for further acquisition funding requirements. During April 1995, the Company completed the acquisition of Zema, which required payment of approximately $3.2 million for the acquisition and related expenses in 1995 and will require additional payments of $.3 million plus interest prior to April 1998, and additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash paid at closing, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, a highly effective and proprietary rodenticide, which required payments of $.8 million and will require additional consideration based on subsequent shipments of Bromethalin over a five-year period. These acquisitions were financed through utilization of net proceeds from the Company's IPO. Although the Company expended available cash to finance these acquisitions, management has utilized Zema's and St. JON's businesses and net assets to secure approximately $3.5 million of additional financing, as described further below. The remaining net proceeds of the IPO continue to be invested in high-grade, short-term interest-bearing obligations pending their specific use. Speculative use of derivatives is prohibited by the Company's investment policy.

       During the nine months ended July 31, 1996, cash used by operations approximated $3.3 million, which was primarily related to funding seasonal working capital requirements. These requirements were primarily funded through utilization of available credit facilities. Proceeds from the IPO of approximately $1.1 million were utilized to fund the purchase of Bromethalin and certain other acquisition-related expenses. Long-term debt and notes payable during the period increased by approximately $3.3 million, primarily due to the cash utilized by operations, as discussed above.

       During the nine months ended July 31, 1995, cash used by operations approximated $1.3 million, which was primarily related to funding seasonal working capital requirements. These requirements were funded through utilization of available funds. Approximately $.7 million, or 6%, of the proceeds from the IPO, were utilized to fund payment in 1995 of certain acquisition-related expenditures.

       In May 1996, the Company amended its revolving credit agreements with its primary lender to extend their term through December 31, 1997. At July 31, 1996, an aggregate of $8.1 million is available under the agreements, $3.4 million of which is subject to a borrowing base calculated from specified percentages of qualified accounts receivable and inventory and the balance of which will be reduced by $150,000 per quarter. At July 31, 1996, borrowings outstanding under the agreement totaled approximately $4.8 million. The interest rate ranges from prime to prime plus 1.125%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At July 31, 1996, the interest rate charged on borrowings outstanding was 8.50%. The agreements require the Company and its subsidiaries to comply with various financial covenants (net worth, debt service coverage ratio, current ratio and ratio of indebtedness to net worth) and prohibits the Company from paying dividends without the consent of the Company's lender.

       In December 1995, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
- --------------------------------------------------------------------------------


shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. During the three months ended July 31, 1996, 25,650 shares of the Company's common stock were repurchased by the Company at an average price per share of $1.95. No shares had been repurchased under this program prior to April 30, 1996.

       Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the nine months ended July 31, 1996 were approximately $.3 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which approximate current depreciation expense.

       In August 1996, the Company announced the signing of a letter of intent to acquire Anthony Products Company, a private company specializing in the development and manufacturing of pharmaceutical animal health products. The transaction is subject to completion of due diligence and negotiation of a definitive agreement. Management expects that the purchase price will be paid with cash and common stock, and the cash portion, if any, will be funded by a combination of bank financing, available funds and the issuance of equity securities in private transactions.

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

AGRI-NUTRITION GROUP LIMITED

PART II - OTHER INFORMATION
PAGE 15
- --------------------------------------------------------------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibits.

       None.

b.     Reports on Form 8-K.

       None.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AGRI-NUTRITION GROUP LIMITED





 /s/ROBERT J. ELFANBAUM

- -----------------------------------------------------

Robert J. Elfanbaum
Vice President and Chief Financial Officer

September 11, 1996