Form 10-Q/A
period 1996-07-31
AGRI NUTRITION GROUP LTD
filed 1996-11-06
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1


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

                             Yes           X                  No

The number of shares of common stock outstanding at September 11, 1996 was 8,383,692 shares.

AGRI-NUTRITION GROUP LIMITED


INDEX
--------------------------------------------------------------------------------

                                                                          PAGE
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  1

Signature                                                                  1

AGRI-NUTRITION GROUP LIMITED

PAGE 1
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibits.

       27.  Financial Data Schedule.

b.     Reports on Form 8-K.

       None.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AGRI-NUTRITION GROUP LIMITED





 /s/ROBERT J. ELFANBAUM

-----------------------------------------------------


Robert J. Elfanbaum

Vice President and Chief Financial Officer

November 5, 1996