Form 10-K405
period 1996-10-31
AGRI NUTRITION GROUP LTD
filed 1997-02-13
CIK 922814

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended October 31, 1996

                       Commission File Number 0-24312

                         AGRI-NUTRITION GROUP LIMITED
           (Exact name of registrant as specified in its charter)

            Delaware                                         43-1648680
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

 Riverport Executive Center II
 13801 Riverport Drive, Suite 111
 Maryland Heights, Missouri                                    63043
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (314) 298-7330

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of January 27, 1997 (computed by reference to the closing price of such stock on the NASDAQ/National Market) was $5,521,778.

         As of January 27, 1996, there were 8,384,099 shares of the registrant's Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

          DOCUMENT                                        WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 1997 Annual Meeting of Stockholders              Part III

                            AGRI-NUTRITION GROUP LIMITED

                                      FORM 10-K

                                CROSS REFERENCE SHEET

ITEM                                                                      PAGE

                                       Part I

1        Business.........................................................    2
2        Properties.......................................................    6
3        Legal Proceedings................................................    7
4        Submission of Matters to a Vote of Security Holders..............    7
4A       Executive Officers of the Registrant.............................    7

                                        Part II

5        Market for Registrant's Common Equity and
                Related Stockholder Matters...............................    8
6        Selected Financial Data..........................................    9
7        Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................................   10
8        Financial Statements..............................................   17
9        Changes in and Disagreements With Accountants
          on Accounting and Financial
          Disclosure.......................................................   17

                                         Part III

10       Directors and Executive Officers of the Registrant................   17
11       Executive Compensation............................................   18
12       Security Ownership of Certain Beneficial Owners and Management....   18
13       Certain Relationships and Related Transactions....................   18

                                          Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K...   18

                                   PART I

ITEM 1.  BUSINESS.

BACKGROUND

         Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired the Health Industries Business ("HIB") of Purina Mills, Inc., which formulates, manufactures, and distributes animal health products and, to a lesser extent, home, lawn, and garden, and other products. Effective March 31, 1995, the Company acquired Zema Corporation ("Zema"), which formulates, manufactures, and markets healthcare and grooming products to the pet industry, and in August 1995 the Company acquired St. JON Laboratories, Inc. ("St. JON"), which formulates, manufactures, and markets products for the oral hygiene, dermatological, and gastrointestinal needs of dogs and cats. Although the focus of the Company's business strategy historically has been the acquisition of animal health and related companies, in August 1996, management announced the completion of the acquisition phase of the Company's strategy and its increased focus on internal growth, while continuing to pursue strategic acquisitions and alliances.

PRODUCTS

         The Company's products are generally ingested by or used on animals or in animal husbandry to promote health and production efficiency, or, in the case of companion animals, to promote health and hygiene. The Company also manufactures several products, including home, lawn, and garden products, and other specialty compounds unrelated to animal health and pet care. The products manufactured by the Company include:

o        medicated treatments to prevent disease and promote growth in animals;

o anthelmetics, or dewormers, to prevent gastrointestinal worms in livestock and pets;

o nutritional supplements to promote animal growth and reproduction and ensure efficient feed utilization, and vitamins for dogs and cats;

o        pest control products, including pesticides and rodenticides;

o flea and tick products, including shampoos, dip concentrates, collars, and sprays for dogs and cats, and flea traps;

o oral hygiene products for dogs and cats, including toothpaste and toothbrushes, sprays, and enzymatic rawhide chews;

o gastrointestinal products for dogs and cats, including hairball remedies;

o dermatological products for dogs and cats, including anti-itch lotions and shampoos;

o cleaners and disinfectants for use on animals and in animal quarters including shampoos, dip concentrates, animal sprays, surface cleaners, dairy pipeline cleaners, and all-purpose detergents;

o home, lawn, and garden products to prevent insect infestation in turf and shrubs; and

o specialty compounds used by manufacturers in the formulation of plastics and related products.

         The Company also sells feed ingredients (additives and medicated treatments) to Purina Mills. The percentage of the Company's net sales attributable to such ingredients decreased during the last fiscal year, primarily as a result of the Zema and St. JON acquisitions in March and August 1995, respectively, and the Company does not intend to expand this business.

CUSTOMERS

         The Company sells its products to approximately 800 customers, comprised of national or dominant regional companies serving the animal health and specialty compound markets, pet product distributors, specialty pet retail stores and superstores, mass merchandisers, warehouse clubs, grocery, drug, discount, and feed stores, and veterinary clinics. The Company's employees and independent sales representatives attend all major industry trade shows to market the Company's products.

         Purina Mills is the Company's largest single customer. During the year ended October 31, 1996, approximately 36% of net sales was attributable to Purina Mills. In connection with the acquisition of HIB, the Company entered into a manufacturing and supply agreement with Purina Mills whereby Purina Mills agreed to purchase sufficient volume and mix of products to generate income (net of ingredient, direct manufacturing and other direct costs) of approximately $2.9 million annually for the Company through October 31, 1996. Under the terms of the agreement, Purina Mills was required to pay the Company for its products upon delivery. Although Purina Mills continues to be a customer of the Company, there can be no assurance as to the future level of sales to Purina Mills.

         The Company's pet care products are sold primarily under its own brand names, including Zema, Pulvex, St. JON, VRx, and C.E.T, and, to a lesser extent, on a private-label basis. The Company's animal health products other than pet care products are sold primarily on a private-label basis under its customers' brand names and also as ingredients. During the year ended October 31, 1996, branded and private-label products accounted for approximately 36% and 43% of the Company's net sales, respectively. Of the net sales related to private-label products, approximately half were attributable to products manufactured using the Company's formulas and registrations, and the other half to products contract manufactured using customers' registrations and formulas. Approximately 21% of the Company's net sales during the year were attributable the sale of ingredients.

         The Company does business with most of its customers exclusively on a purchase-order basis. Payment generally is made by the Company's customers either upon delivery or within 45 days, and the Company generally has been able to deliver products to its customers on a timely basis. The Company generally does not provide its customers with extended payment terms or the right to return products purchased from the Company.

SERVICES

         The Company offers its customers a wide range of services in connection with the products it provides, including laboratory formulation and services, technical support, registration services, and business and marketing consulting services. Laboratory formulation and services and technical support includes assisting customers in developing and refining products, advising them as to suitable forms for their products or suitable packaging, and assisting them in testing their products to enable them to provide data to their customers or regulators. Registration services consist primarily of maintaining the Company's Environmental Protection Agency and Food and Drug Administration and assisting customers in maintaining their registrations. See "Registrations, Trademarks, and Patents." Business and marketing consulting services consist of assisting customers in determining new products they might successfully market, as well as assisting them with the distribution of new and existing products.

         The Company also provides distribution and warehousing services to numerous customers, including Purina Mills. In connection with the acquisition of HIB, the Company and Purina Mills entered into a warehousing and distribution agreement which extended through October 31, 1996, under which Purina Mills paid the Company $370,000 annually for certain warehousing, distribution, inventory management, and inventory-reporting services. Although the Company continues to provide such services to Purina Mills at such rate, there can be no assurance that the Company will continue to do so in the future.

REGISTRATIONS, TRADEMARKS, AND PATENTS

         The Company has numerous EPA and FDA registrations, trademarks, and patents. The Company's EPA product registrations and subregistrations permit it to sell pesticide and rodenticide products, as well as ectoparasite products for the treatment of fleas and ticks on dogs and cats. While EPA registrations do not expire, the Company is required periodically to reregister certain products with the EPA. Certain of its facilities are qualified as EPA Registered Manufacturing Sites, which permits the Company to manufacture products not only under its own EPA product registrations, but also under the registrations of other companies.

         The Company's FDA New Animal Drug Applications ("NADAs") permit the Company to sell medicated treatments, anthelmetics, feed additives, and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs' performance in the market. The Company also has FDA Manufacturing Site Approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

         The Company's trademarks relate primarily to its pet care products and include the brand names Zema, Pulvex, St. JON, and VRx. The Company's trademarks also include Petromalt, a hairball remedy for cats originally introduced in 1923; Petrodex and C.E.T., lines of dental products for dogs and cats; Petrelief, a line of dermatological products for cats and dogs; and Doggydent, a line of oral hygiene products for dogs. The trademarks must be renewed between 2000 and 2009. In addition, the Company has trademark registrations pending for various pet care products.

         The Company also has several patents covering pet toothbrushes, tartar remover, pet shampoo, and flea traps, which expire between 2004 and 2009, and the exclusive right to use several patents relating to enzyme generation formulae for use in animal toothpaste and on rawhide chews.

         In addition, last year the Company acquired the worldwide patents and other assets and rights to Bromethalin, a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator (PCO) markets, from Purina Mills. The Bromethalin patents expire in 1997 and 1999, and the trademarks "Trounce" and "Farmgard," used to market insecticides and supplements and rodenticides, respectively, must be renewed in 1998.

         The Company intends to aggressively protect its trademarks, patents, and licensing rights, to reregister products with the EPA, and to renew most of its trademarks.

PROCUREMENT OF RAW MATERIALS

         The active ingredients in the Company's products are not manufactured by the Company, but are generally purchased from major raw materials manufacturers. The Company generally purchases materials on an as-needed basis, as it is generally unnecessary for the Company to maintain large inventories of such materials in order to meet rapid delivery requirements or assure itself of adequate supply. The Company purchases certain raw materials from multiple suppliers; some materials, however, are proprietary, and the Company's ability to procure such materials is limited to suppliers with proprietary rights. The Company considers its relationships with its suppliers to be good. The Company also purchases certain raw materials the availability of which is subject to EPA, FDA, or other regulatory approvals. Some of the Company's customers provide the Company with the raw materials used in the production of their products.

COMPETITION

         The Company's competitors fall into roughly four categories: animal health ingredients distributors; manufacturers, formulators, and blenders of animal health products; pet care product producers and suppliers; and specialty chemical and pest control manufacturers. Each of these groups, with the exception of pet care product producers and suppliers, are comprised primarily of privately owned regional and local companies, although each also includes national companies that produce or distribute certain animal health and other products. The pet care product producer and supplier group is comprised of national and regional companies.

         Many of the Company's competitors in specific market niches are larger and have greater financial resources than the Company. In addition, regulatory surveillance and enforcement are accelerating, which is likely to result in fewer competitors with greater resources. Much of the competition in the industries served by the Company centers around price. The Company is focusing on the production of high-performance, valued-added and branded products designed to be marketed on the basis of quality as well as price.

REGULATORY AND ENVIRONMENTAL MATTERS

         The Company's operations subject it to federal, state, and local laws and regulations relating to environmental affairs, health, and safety. These laws and regulations are administered by the EPA, the FDA, the Occupational Safety and Health Administration, the Department of Transportation, and various state and local regulatory agencies.

         Governmental authorities, and in some cases third parties, have the power to enforce compliance with health and safety laws and regulations, and violators may be subject to sanctions, including civil and criminal penalties and injunctions. While the Company believes that the procedures currently in effect at its facilities are consistent with industry standards and that it is in material compliance with applicable health and safety laws and regulations, failure to comply with such laws and regulations could have a material adverse effect on the Company.

         The Company's operations subject it to numerous environmental laws and regulations administered by the EPA, including the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Toxic Substances Control Act, as well as various state and municipal environmental laws and regulations. See "Legal Proceedings" for a description of a Notice of Order to Abate Violations and a Notice of Violations issued to Resources by the Missouri Department of Natural Resources relating to alleged violations of Missouri's hazardous waste laws and regulations. The Company intends to discontinue the use of underground storage tanks subject to RCRA and install two above ground storage tanks, which is expected to result in capital expenditures of approximately $200,000 over the next year.

         Although the Company believes it is in material compliance with applicable environmental laws, regulations, and permits and has a policy designed to ensure that it continues to operate in material compliance therewith, there can be no assurance that the Company will not be exposed to significant environmental liability. The Company could be held liable for property damage or personal injury caused by the release, spill, or other discharge of hazardous substances or materials and could be held responsible for cleanup of any affected sites. In connection with the acquisition of HIB, Zema, and St. JON, the Company entered into agreements pursuant to which the former owners of such companies have agreed to indemnify the Company against liabilities, including certain environmental liabilities, relating to the use, condition, ownership, or operation of the Company's facilities prior to the acquisitions.

         The Company has an environmental compliance program addressing environmental and other regulatory compliance issues. Future developments, such as stricter environmental laws, regulations or enforcement policies, could increase the Company's environmental compliance costs. While the Company is not aware of any pending legislation or proposed regulations that, if enacted, would have a material adverse effect on the Company, there can be no assurance that future legislation or regulation will not have such effect.

EMPLOYEES

         The Company has 201 full-time employees and one part-time employee. Sixty-one of the full-time employees located at the Bridgeton, Missouri facility are represented by the International Longshoremen's Association, and eight are represented by the International Brotherhood of Electrical Workers. Such employees' wages and benefits are governed by bargaining agreements negotiated with the unions, which expire on October 31, 1997. The Company also employs an average of approximately 26 persons on a temporary basis. The number of temporary employees fluctuates on an annual basis because demand for the Company's products is seasonal. The Company considers its employee and union relations to be good.

INSURANCE

         The Company believes that it maintains adequate liability and property insurance coverage. There can be no assurance that the coverage will be sufficient for all future claims or that insurance will continue to be available in adequate amounts at reasonable rates.

ITEM 2.  PROPERTIES.

         The Company owns the Bridgeton, Missouri facility at which Resources' operations are conducted and most of the equipment located on the site. The facility consists of a 176,600-square-foot manufacturing and warehousing building and three buildings for administration, retained sample storage, equipment, and maintenance.

         The Company leases its corporate headquarters in Maryland Heights, Missouri, and manufacturing, office, warehouse, and distribution facilities located near Raleigh, North Carolina and Los Angeles, California under non-cancelable leases expiring in June 1997, April 2000, and August 2000, respectively. The Company also leases other warehouse and distribution space and certain equipment under non-cancelable operating leases. Management believes that the Company's facilities are adequate and suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 27, 1994, the Missouri Department of Natural Resources ("MDNR") issued a Notice of Order to Abate Violations to the Company relating to alleged violations of Missouri's laws and regulations relating to the storage of hazardous waste at the Bridgeton facility. The order alleges that the Company had not remedied certain deficiencies relating to the storage of hazardous waste cited in inspections by the MDNR in May 1993 and March 1994, and directs remedial action.

         On December 21, 1995, the MDNR issued a Notice of Violations to the Company relating to contamination in the vicinity of an underground collection system that was removed from the Bridgeton facility in 1994. The notice alleges that the collection system should have been included in the Company's hazardous waste storage permit, states that the collection system was classified by the MDNR as a leaking underground storage tank, and directs remedial action.

         The Company is currently in negotiations with the MDNR and the Missouri Office of the Attorney General regarding civil penalties related to certain issues raised in the November 1994 Notice of Order to Abate Violations and the December 1995 Notice of Violations issued by the MDNR that remain unresolved. Management does not believe that either of the matters pose a significant risk to human health or the environment, or that the resolution of either of the claims made by the MDNR will have a material adverse effect on the Company's financial position or results of operations.

         Although the Company is not currently a party to any legal proceedings, it anticipates that from time to time it may be subject to claims that arise in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the Company's executive officers:

            Name            Age                    Position

     Bruce G. Baker         53       President and Chief Executive Officer

     Robert J. Elfanbaum    33     Vice President and Chief Financial Officer

         Bruce G. Baker has been President and Chief Executive Officer of the Company since November 1, 1996. From March 1994 through October 1996 he was Vice President and Deputy Chief Executive Officer. He has also been President and Chief Executive Officer of Resources since September 1993 and a Director of the Company since August 1993. From 1965 to February 1993, he held various management positions with Ralston Purina and Purina Mills, including Vice President - Research and Marketing of Purina Mills from 1990 to February 1993. This was preceded by responsibilities as Vice President - Consumer Group, directing research, marketing, manufacturing, sales, and administration for a division of Purina Mills. Mr. Baker has also served in various capacities relating to European, Canadian, and Mexican market development and coordination.

         Robert J. Elfanbaum, C.P.A., has been Vice President and Chief Financial Officer of the Company since August 23, 1996. From November 1994 through August 22, 1996, he served the Company as Assistant Corporate Controller and Corporate Controller. He was Manager of Internal Auditing for Brown Group, an international footwear company from February 1993 until he joined the Company. From August 1985 through February 1993, he was employed by Price Waterhouse in St. Louis, MO, most recently as a manager in their Middle Market Group. Mr. Elfanbaum is the president-elect of the St. Louis Chapter of the Institute of Management Accountants.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol AGNU. The following tables sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the period indicated.

                                                          High              Low
Fiscal year ended October 31, 1995
   First Quarter                                     $ 6.25           $ 4.00
   Second Quarter                                      4.81             3.81
   Third Quarter                                       4.31             3.00
   Fourth Quarter                                      4.00             2.25

Fiscal year ended October 31, 1996
    First Quarter                                       2.81             1.75
    Second Quarter                                      2.56             2.00
    Third Quarter                                       2.41             1.59
    Fourth Quarter                                      2.06             1.38

Fiscal 1997
    Through January 16, 1997                            1.63             1.13


         The Company has not paid any dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, the Company is prohibited from paying dividends without the consent of the Company's lender. As of January 27, 1997, the Company had a total of 2,252 stockholders, including 252 stockholders of record and 2,000 persons or entities holding Common Stock in nominee name.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected financial data for the year ended December 31, 1992 and the period from January 1, 1993 through September 8, 1993 for the Health Industries Business ("HIB") of Purina Mills, Inc., the Company's predecessor, and from July 20, 1993 through October 31, 1993 and for each of the three years in the period ended October 31, 1996 for the Company. The selected financial data for the year ended December 31, 1992 and the period January 1, 1993 through September 8, 1993 are derived from the Financial Statements of HIB, and the selected financial data for the period July 20, 1993 through October 31, 1993 and for each of the three years in the period ended October 31, 1996 are derived from the Consolidated Financial Statements of the Company, each of which has been audited by Price Waterhouse LLP, independent accountants. HIB's financial data have been obtained from the historical accounting records of HIB as the Company's predecessor and include all revenues and costs directly attributable to HIB, including allocations of the costs of the administrative functions and services performed on behalf of HIB by Purina Mills. The data should be read in conjunction with the Consolidated Financial Statements of the Company, and the related notes thereto,"Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included herein.


                                           HIB (Predecessor)                                Company
                                    ----------------------------   ---------------------------------------------------------

                                                                    July 20, 1993
                                      Year Ended    Jan.1, 1993      (inception)             Fiscal Year Ended
                                     December 31,     through      through Oct. 31,              October 31,
                                          1992      Sept. 8, 1993       1993 (1)        1994          1995          1996
STATEMENT OF OPERATIONS DATA:
Net Sales (2).......................  $ 25,593,314   $ 16,095,523   $  3,653,595   $ 25,683,550   $ 28,977,259   $ 36,383,562
Operating Income (Loss) from
    Continuing Operations...........       125,342        386,983        (93,014)      (244,913)      (257,643)       232,603
Income (Loss) from Continuing
    Operations......................        77,567        236,904        (97,573)      (335,611)        31,433       (127,420)
Primary Net Loss per Common and
    Common Equivalent Share.........            (3)            (3)          (.01)          (.05)           .00           (.02)
Primary Common and Common Equivalent
    Shares Outstanding..............           ---            ---      6,572,872      6,636,811      8,112,851      8,397,686

BALANCE SHEET DATA:
Total Assets........................  $  9,608,679   $  8,688,193   $  8,935,071   $  21,141,513   $ 23,473,103   $ 26,349,513
Long Term Obligations ..............           ---            ---            ---       3,066,667      4,914,614      7,824,012


(1) Includes the operating activities of the Company's subsidiary, PM Resources, Inc., from September 9, 1993, the effective date of the acquisition.

(2) Net sales to Purina Mills were as follows for the respective periods:... Year ended December 31, 1992 (HIB, the Predecessor)... $ 19.0 million
         January 1, 1993 through September 8, 1993 (HIB,
            the Predecessor)...............................    $   11.3 million
         July 20, 1993 through October 31, 1993
            (the Company, which  includes operating
            results from September 9, 1993, the date
            of the HIB acquisition)........................    $    2.7 million
         Fiscal year ended October 31, 1994................    $   19.7 million
         Fiscal year ended October 31, 1995................    $   16.0 million
         Fiscal year ended October 31, 1996................    $   13.1 million

(3) Given the historical organization and capital structure of HIB, earnings per share information is not considered meaningful or relevant.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufacturers and distributes animal health products and to a lesser extent, home, lawn and garden and other products. In July 1994, the Company completed its initial public offering of Common Stock ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON"), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. In August 1996, the Company entered into a letter of intent to acquire Anthony Products Company ("Anthony"), a private company specializing in the development and manufacturing of pharmaceutical animal health products. The Company is currently continuing its due diligence with Anthony. Although the focus of the Company's business strategy historically has been the acquisition of animal health and related companies, in August 1996, management announced the completion of the acquisition phase of the Company's strategy and its increased focus on internal growth, while continuing to pursue strategic acquisitions and alliances.

         Several points are important to note regarding the following discussion of results of operations from the standpoint of comparability from period to period. First, the Company's results of operations presented and discussed herein only include the results of Zema's and St. JON's operations subsequent to their acquisition by the Company in the fiscal year ended October 31, 1995. Second, the management restructuring related to the Company's increased focus on internal growth resulted in a non-recurring pre-tax charge in the fourth quarter of fiscal 1996 of $240,000 for severance-related costs. These costs will be paid subsequent to October 31, 1996. On an ongoing basis, however, management anticipates annual savings of approximately $600,000 related to this restructuring primarily as a result of a reduction in executive salaries.

         Certain aspects of the Company's balance sheet at October 31, 1996 are also noteworthy. Cash and cash equivalents and short-term investments total approximately $2.2 million, which primarily represents the remaining net proceeds from the IPO. During 1996, the Company utilized approximately $1.4 million of IPO proceeds in conjunction with its acquisition of the worldwide patents and other assets and rights to Bromethalin, a proprietary rodenticide, and for other acquisition-related expenditures. Bank debt increased by approximately $3.1 million in fiscal 1996 due principally to growth in the Company's working capital.

         The Company has reported certain financial information for two segments
- ingredients and specialty products. Ingredients consist of feed products that are purchased or blended by the Company and distributed for Purina Mills (see
Note 14 to the Company's October 31, 1996 Consolidated Financial Statements). Specialty products consist of all other products formulated, manufactured, and distributed by the Company to various customers, including Purina Mills. Included in the specialty products segment are sales of private label and branded products for which the Company manufactures goods using registrations and/or formulas owned by the Company, and sales of products manufactured under contract for which the Company manufactures products using the customers' registrations and/or formulas. While the Company believes segment data is meaningful for net sales, the Company does not believe segment data for costs of sales and administrative costs are necessarily relevant to understanding the Company's business. Costs of sales other than raw materials, and administrative costs incurred in the servicing of the two segments are joint in nature and essentially invariable, particularly within the levels of sales volume experienced within the reporting periods. The supporting asset base, excluding inventories, is also joint in nature.

         Given the acquisitions of businesses with branded, consumer-targeted products in March and August of 1995 and the continued emphasis on growth of the specialty product segment, the significance of the ingredient segment has decreased in fiscal 1996. Management expects this trend to continue in the future such that at some point, the ingredient segment may no longer meet the requirements for segment disclosure under generally accepted accounting principles.

FISCAL YEAR ENDED OCTOBER 31, 1995 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1996 (IN 000'S EXCEPT PERCENTAGES)

                                    Fiscal year ended October 31, 1995      Fiscal year ended October 31, 1996
                                                           % of                                   % of
                                          Dollar            Net                Dollar              Net
                                          Amount           Sales               Amount             Sales
Net sales
   Ingredients.......................  $    8,934           30.8             $    7,722             21.2
   Specialty products................      20,043           69.2                 28,662             78.8

         Total net sales ............      28,977          100.0                 36,384            100.0

Cost of sales........................      24,581           84.8                 28,173             77.4

Gross profit.........................       4,396           15.2                  8,211             22.6

Selling, general and administrative
  expenses...........................       4,468           15.4                  7,595             20.9

Research and development.............         186             .7                    143               .4

Nonrecurring severance costs.........                                               240               .7

Operating income (loss)..............        (258)           (.9)                   233               .6

         Total net sales increased 25.6% from $29.0 million in fiscal 1995 to $36.4 million for 1996, primarily reflecting the full year effects of net sales related to Zema and St. JON. Decreased volume of ingredients shipped compared to the prior year was the primary factor causing the reduction in ingredients sales of $1.2 million from $8.9 million in 1995 to $7.7 million in 1996. The reduced ingredient sales related to lower margin commodity products resulting in minimal impact on gross profit, as discussed below.

         Specialty products sales increased $8.6 million, or 42.7%, compared to the same period of the prior year, primarily due to the full year effects of Zema's and St. JON's sales during fiscal 1996, but also due to a 5.5% increase in specialty product sales at Resources. As was the case throughout the industry for flea and tick products sold over the counter, Zema sales were negatively impacted by lower incidence of infestation than normal during the year and by the introduction of highly promoted new products distributed exclusively through veterinaries. Furthermore, Zema's sales were adversely affected by the decision of one of its principal customers to substantially reduce product offerings in all categories including companion animals. However, partially offsetting these factors was the introduction by Zema of several new product lines developed in association with St. JON and Resources.

         The Company was a party to a manufacturing and supply agreement with Purina Mills which provided, among other things, that for the three-year term of the agreement, Purina Mills would guarantee the Company sufficient annual sales to generate income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million (which represents a historically consistent margin level). Fiscal 1996 income from Purina was approximately $1.2 million less than that required under the agreement. The entire amount of the shortfall under the agreement was billed to Purina and included in net sales of specialty products during October 1996; such billing was collected by the Company in December 1996. The manufacturing and supply agreement expired on October 31, 1996. Although Purina Mills continues to be a customer of the company, there can be no assurance as to future level of sales to Purina Mills.

         Gross profit increased from $4.4 million in 1995 (15.2% of net sales) to $8.2 million in 1996 (22.6% of net sales), primarily due to the full year's gross profit generated by Zema and St. JON in 1996 compared to only recognizing amounts in 1995 subsequent to their acquisition by the Company effective March 31, 1995 and August 31, 1995, respectively. Gross profit as a percentage of sales increased due to the higher margins generated by sales of specialty products compared to ingredients, as well as higher margins realized by Zema and St. JON, compared to margins realized from the Company's operations prior to these acquisitions. While not significantly impacting net sales, the acquisition of Bromethalin also contributed to an increase in gross profit.

         Selling, general and administrative expenses increased from $4.5 million or 15.4% of net sales in 1995 to $7.6 million or 20.9% of net sales in 1996. The increase in selling, general and administrative expenses primarily reflects the impact of costs at Zema and St. JON incurred subsequent to their acquisition by the Company. As a percent of each of their respective sales, Zema and St. JON selling, general and administrative expenses have been approximately 33% of net sales during the periods subsequent to their acquisition reflecting higher selling costs associated with these subsidiaries' sales of branded products into consumer markets, thereby resulting in the overall increase of selling, general and administrative expenses as a percent of sales. The decrease in net sales of ingredients, as discussed above, with relatively little related change in selling, general and administrative expenses, also contributed to the increase in selling, general and administrative expenses as a percent of sales.

         Research and development expenses incurred in 1996 were generally consistent with those incurred by the Company in the prior year.

          In August 1996, the Company announced a management restructuring reflecting the increased focus of the Company on internal growth. This management restructuring resulted in a non-recurring pre-tax charge in the fourth quarter of fiscal 1996 of $240,000 related to severance payments. On an ongoing basis, however, management anticipates annual savings of approximately $600,000 related to this restructuring, primarily as the result of the a reduction of in executive salaries.

         The factors discussed above resulted in operating income of approximately $.2 million or approximately .6% of net sales in 1996 compared to an operating loss of approximately $.25 million or .9% of net sales in 1995. Operating income in 1996 exclusive of one-time payments related to the aforementioned management restructuring would have been approximately $.5 million or 1% of net sales.

         Interest expense in 1996 increased to approximately $.6 million from approximately $.35 million in 1995 reflecting a full year of the increased debt incurred in conjunction with the 1995 acquisitions, as well as the impact of increased investments in working capital during the year. Other income, consisting primarily of interest income, totaled approximately $.15 million in 1996 compared to approximately $.5 million during 1995, primarily reflecting the usage of funds in the acquisitions of Zema and St. JON during 1995.

         The effective income tax rate of the Company was 142% and 38% for 1995 and 1996, respectively. The effective rate in 1995 is based on the Company's net loss before taxes during the period and also reflects the reversal of approximately $.1 million of valuation allowance recorded in prior periods related to deferred tax assets, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The valuation allowance at October 31, 1995 and the related effective tax rate were adjusted to reflect future tax benefits related to certain previously unrecognized temporary differences and net operating loss carryforwards. The effective rate in 1996 more closely reflects the Company's ongoing effective tax rate based on current operations. The aggregate amount of the deferred tax asset valuation allowance at October 31, 1996 is approximately $.1 million.

FISCAL YEAR ENDED OCTOBER 31, 1994 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1995 (IN 000'S EXCEPT PERCENTAGES)

                                    Fiscal year ended October 31, 1994      Fiscal year ended October 31, 1995
                                                           % of                                   % of
                                          Dollar            Net                Dollar              Net
                                          Amount           Sales               Amount             Sales
Net sales
   Ingredients.......................  $   12,012           46.8             $    8,934             30.8
   Specialty products................      13,672           53.2                 20,043             69.2

         Total net sales ............      25,684          100.0                 28,977            100.0

Cost of sales........................      23,607           91.9                 24,581             84.8

Gross profit.........................       2,077            8.1                  4,396             15.2

Selling, general and administrative
  expenses...........................       2,211            8.6                  4,468             15.4

Research and development.............         111             .3                    186               .7

Operating loss.......................        (245)          (1.0)                  (258)             (.9)

         Total net sales increased 12.8% from $25.7 million in fiscal 1994 to $29.0 million for 1995, reflecting additional net sales of $5.2 million related to Zema and St. JON, offset by decreased sales at Resources which reflects the impact of economic and environmental conditions of the agricultural markets which it serves. The unusually mild winter in most parts of the United States and low levels of profitability in the swine industry resulted in a reduction in ingredients sales of $3.1 million from $12.0 million in 1994 to $8.9 million in 1995. The reduced ingredient sales related to lower margin commodity products resulting in minimal impact on gross profit, as discussed below. Specialty products sales increased $6.4 million, or 46.6%, compared to the same period of the prior year, primarily due to the inclusion of Zema's and St. JON's sales during the period.

         The Company was a party to a manufacturing and supply agreement with Purina Mills which provided, among other things, that Purina Mills would guarantee the Company sufficient annual sales to generate income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million. As of October 31, 1995, sales under the agreement from Purina were approximately $.5 million less than that required under the agreement, $.2 million of which related to periods prior to fiscal 1995. The entire amount of the shortfall under the agreement was billed to Purina and included in net sales during October 1995; such billing was collected by the Company in December 1995.

         Gross profit increased from $2.1 million in 1994 (8.1% of net sales) to $4.4 million in 1995 (15.2% of net sales), primarily due to the $2.1 million gross profit generated by Zema and St. JON subsequent to their acquisition by the Company effective March 31, 1995 and August 31, 1995, respectively.

         Selling, general and administrative expenses increased from $2.2 million or 8.6% of net sales in 1994 to $4.5 million or 15.4% of net sales in 1995. The increase in selling, general and administrative expenses is primarily related to expenses incurred by Zema and St. JON subsequent to their acquisition by the Company. As a percent of sales, Zema and St. JON selling, general and administrative expenses were approximately 31% of net sales during the periods subsequent to their acquisition reflecting higher selling costs associated with these subsidiaries' sales of branded products into consumer markets, thereby resulting in the overall increase of selling, general and administrative expenses as a percent of sales. The decrease in net sales of ingredients, as discussed above, with relatively little related change in selling, general and administrative expenses, also contributed to the increase in selling, general and administrative expenses as a percent of sales. The increase in 1995 is also attributable to additional corporate and acquisition expenses incurred by the Company for consulting fees, executive compensation, travel and other professional service fees that do not relate to its operating subsidiaries. The Company's chief executive officer and chief financial officer were added to the corporate staff in March 1994 and there were no related compensation expenses during five months of fiscal 1994. In addition, ongoing costs of operating as a public company and other costs related to implementing the Company's acquisition strategy were incurred in 1995 that were not incurred prior to the July 1994 IPO. Offsetting the increase in corporate expenses compared to the prior year was the payment of certain nonrecurring costs aggregating $.3 million in 1994 related to the selection and recruitment of senior management.

         Research and development expenses incurred in 1995 increased primarily due to Zema's expenditures which were not incurred by the Company in the prior year.

         The factors discussed above result in unchanged operating loss compared to the prior year of approximately $.25 million or 1% of net sales in 1995.

         Interest expense was approximately $.35 million in 1994 and 1995 reflecting the impact of the Company's restructured financing and lower net bank debt balances, which was offset by increased debt incurred in conjunction with acquisitions during 1995. Other income, consisting primarily of interest income, of approximately $.5 million during 1995, primarily reflects investment of the net proceeds of the Company's IPO for the full year, compared to the interest income of approximately $.2 million earned during the prior year subsequent to the Company's July 1994 IPO.

         The effective income tax rate of the Company was 17% and 142% for 1994 and 1995, respectively. The effective rate for 1994 is based on the Company's net loss incurred during the period and reflects changes in the valuation allowance related to deferred tax assets, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Given the Company's short operating history, management utilized the most conservative approach in determining the valuation allowance at October 31, 1994 and the related effective tax rate by recognizing no future tax benefits related to temporary differences and net operating loss carryforwards. The effective rate in 1995 is based on the Company's net loss before taxes during the period and also reflects the reversal of approximately $.1 million of valuation allowance recorded in prior periods related to deferred tax assets, pursuant to FAS 109. The valuation allowance at October 31, 1995 and the related effective tax rate have been adjusted to reflect future tax benefits related to certain previously unrecognized temporary differences and net operating loss carryforwards. The aggregate amount of the deferred tax asset valuation allowance at October 31, 1995 is approximately $.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. The Company's cash balance of $2.2 million at October 31, 1996 reflects the remaining net proceeds from the IPO, which are available for further acquisition funding requirements. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds for the acquisition and related expenses and will require additional payments of $.3 million plus interest prior to April 1998, and additional payments conditioned upon the achievement of certain operating criteria by Zema, which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash paid at closing, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1 million including related expenses at closing, and will require additional consideration based on shipments of Bromethalin over a five-year period. These acquisitions were financed through utilization of net proceeds from the Company's IPO. Although the Company expended available cash to finance these acquisitions, management has utilized Zema's and St. JON's businesses and net assets to secure approximately $3.5 million of additional financing, as described further below. The remaining net proceeds of the IPO continue to be invested in high-grade, short-term interest-bearing obligations (primarily discount and demand notes with maturities of three months or less, and high grade, corporate bonds and notes) pending their specific use. Speculative use of derivatives is prohibited by the Company's investment policy.

         During the fiscal year ended October 31, 1994, cash used by operations approximated $.2 million. Resources generated sufficient cash flows to fund operating requirements and capital expenditures, as well as to fully service the Company's existing bank debt and related interest charges. Corporate administrative and acquisition costs through October 31, 1994, were funded through interest income earned on the proceeds of the IPO and from the Company's pre-IPO invested capital.

         During the fiscal year ended October 31, 1995, cash used by operations approximated $.1 million. The Company's operating subsidiaries generated sufficient cash flows to fund operating requirements and capital expenditures, as well as to fully service the Company's existing debt and related interest charges. Corporate administrative and acquisition-related costs, including payment in 1995 of accrued executive bonuses related to fiscal 1994, were funded through interest income earned on proceeds from the IPO, excess funds generated by the Company's operating subsidiaries, and through utilization of approximately $.7 million, or 6%, of the proceeds from the IPO.

         During fiscal 1996, cash used by operations approximated $2.3 million, primarily related to increased working capital requirements. Inventories increased by approximately $2 million reflecting investments in adding new products to the Company's lines and moving existing products and product- lines from one operating company's distribution channel into distribution channels of other operating companies. Increases in accounts receivable of approximately $1 million compared to the prior year reflect temporary increases in certain key accounts that have since been collected subsequent to year end.

         In May 1996, the Company amended its revolving credit agreements with its primary lender to extend their terms through December 31, 1997. At October 31, 1996, an aggregate of $7.95 million is available under the agreements, $3.4 million of which is subject to a borrowing base calculated from specified percentages of qualified accounts receivable and inventory and the total available balance of which will be reduced by $150,000 per quarter. At October 31, 1996, outstanding borrowings under the agreement totaled approximately $5.1 million. The interest rate ranges from prime to prime plus 1.125% depending on the Company's ratio of debt to net worth, as defined in the loan agreements. At October 31, 1996, the interest rate charged on borrowings outstanding was 8.50% which is the bank's prime rate plus
 .25%. The agreements allow the Company to sweep all cash balances against outstanding borrowings, thus reducing the Company's overall interest expense. The agreements require the Company and its subsidiaries to comply with various financial covenants (net worth, debt service coverage ratio, current ratio and ratio of indebtedness to net worth) and prohibit the Company from paying dividends without the consent of the Company's lender. At October 31, 1996, the Company was in compliance with all debt covenants.

         In December 1995, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. During the year ended October 31, 1996, 25,650 shares of the Company's common stock were repurchased by the Company at an average price per share of $1.95.

         Management believes that the Company will have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

         The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures in each of the years ending October 31, 1995 and 1996 were approximately $.5 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which approximate current depreciation expense.

         In August 1996, the Company signed of a letter of intent to acquire Anthony. The transaction is subject to completion of due diligence and negotiation of a definitive agreement. Management expects that the purchase price will be paid with cash and common stock, and the cash portion, if any, will be funded by a combination of bank financing, available funds and the issuance of equity securities in private transactions.

INFLATION

         The Company's operations and financial condition have not been, nor are they expected to be, materially affected by inflation.

QUARTERLY EFFECTS AND SEASONALITY

         Resources' results of operations have historically been seasonal, with a high percentage of its volume and earnings being generated in the second quarter (February through April) and a low percentage of its volume and earnings in the fourth quarter (August through October) of the fiscal year. However, such seasonal patterns are highly dependent on weather, feeding economics and the timing of customer orders. Furthermore, new business growth is not expected to exhibit historical patterns. The results of Zema's operations are also historically seasonal with a high volume of its sales and earnings being generated during the months of April through September. St. JON's sales and earnings have not historically been seasonal.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standard Board (FASB) issued the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed (via future cash flow analyses) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 was adopted during the Company's fiscal 1996, with no impact on the consolidated financial statements of the Company.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. This statement permits an entity to continue applying APB 25 in determining its net income; however, an entity that continues to utilize APB 25 must also comply with the disclosure requirements of FAS 123. The Company intends to continue to utilize the provisions of APB 25 for purposes of determining net income, and will be required to disclose the pro forma effects of adopting FAS 123 in its fiscal 1997 consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS.

         The Consolidated Financial Statements of the Company, together with the report thereon of Price Waterhouse LLP dated December 13, 1996 are listed in
Item 14(a)(1), included at the end of this Report on Form 10-K beginning on page F-1, and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4A of this Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by Item 11 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) (1) LIST OF FINANCIAL STATEMENTS. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Report of Independent Accountants
         Consolidated Balance Sheet as of October 31, 1995 and 1996 Consolidated Statement of Operations for the Years Ended October 31, 1994, 1995 and 1996 Consolidated Statement of Cash Flows for the Years Ended October 31, 1994, 1995 and 1996 Consolidated Statement of Shareholders' Equity for the Years Ended October 31, 1994, 1995 and
              1996
         Notes to Consolidated Financial Statements

              (2) LIST OF FINANCIAL STATEMENT SCHEDULES. Schedule VIII - Valuation of Qualifying Accounts and Reserves is furnished. All other schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (B)  REPORTS ON FORM 8-K.

         No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report on Form 10-K.

         (C) LIST OF EXHIBITS. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

2.2(a) Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation and First Bank, along with accompanying Guaranty by Agri- Nutrition Group Limited in favor of First Bank, both dated as of July 14, 1995

2.3(b) Manufacturing and Supply Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993, along with list of schedules

2.4(b) Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993

2.5(b) Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993

2.6+ Asset Purchase Agreement among Agri-Nutrition Group Limited, Zema Acquisition Corporation, and Zema Corporation dated April 28, 1995

2.7(c) Asset Purchase Agreement among Agri-Nutrition Group Limited, St. JON Acquisition Corporation, St. JON Laboratories, Inc., and John Nelson dated August 30, 1995

3.1(d)     Restated Certificate of Incorporation

3.2(d)     Amended and Restated By-laws

4(b)       Specimen stock certificate

10.1+ Third Restated Employment Agreement between Agri-Nutrition Group Limited and W.M. Jones, Jr. dated as of November 1, 1996

10.2+ Fourth Restated Employment Agreement between Agri-Nutrition Group Limited and Bruce G. Baker dated as of November 1, 1996

10.3+ Agreement between Agri-Nutrition Group Limited and George W. Daignault dated as of August 23, 1996

10.4+ Amended and Restated Stock Option Agreement between Agri-Nutrition Group Limited and George W. Daignault dated as of August 23, 1996

10.9(e) Revolving Credit Agreement between St. JON Laboratories, Inc. and First Bank, along with accompanying Guaranty by Agri-Nutrition Group Limited in favor of First Bank both dated as of January 19, 1996

10.10(b)   Form of Indemnification Agreement

10.11(b)   1994 Incentive Stock Plan

10.13(f)   Reload Option and Exchange Exercise Plan

10.14(g)   1995 Incentive Stock Plan

10.15(h)   1996 Incentive Stock Plan

10.16(d) Consulting Agreement between Agri-Nutrition Group Limited and Brakke and Associates, Inc. dated October 11, 1995

10.17(i) Amendment to Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation and First Bank dated as of
           May 31, 1996

10.18(i) Amendment to Revolving Credit Agreement between St. JON Laboratories, Inc. and First Bank dated as of May 31, 1996

22(e)      List of subsidiaries

23+        Consents of Price Waterhouse LLP

27+        Financial data schedule

+             Filed herewith.
(a)           Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended July 31, 1995, and incorporated herein by reference.
(b)           Filed as exhibit of same number to the Registrant's Registration
              Statement on Form S-1, File No. 33-78646, and incorporated herein by reference.
(c)           Filed as exhibit of the same number to the Registrant's Current
              Report on Form 8-K, filed September 13, 1995, and incorporated herein by reference.
(d)           Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended January 31, 1996, and incorporated herein by reference.
(e)           Filed as exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended October 31, 1995, and incorporated herein by reference.
(f)           Filed as exhibit 4.2 to the Registrant's Registration Statement on Form S-8, File No. 33-86892, and incorporated herein by reference.
(g)           Filed as Exhibit 4.1 to the Registrant's Registration Statement
              on Form S-8, File No. 33-93340, and incorporated herein by reference.
(h)           Filed as exhibit of the same number to the Registrant's
              Registration Statement on Form S-8, File No. 33-3192, and incorporated herein by reference.
(i)           Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended April 30, 1996, and incorporated herein by reference.

                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AGRI-NUTRITION GROUP LIMITED


                                     By:   /s/ Bruce G. Baker
                                               Bruce G. Baker
                                         President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                                 TITLE                                  DATE
 /s/ Bruce G. Baker                             President, Chief Executive                  February 10, 1997
Bruce G. Baker                                  Officer, and Director

 /s/ Robert J. Elfanbaum                        Vice President and Chief                    February 10, 1997
--------------------------------------
Robert J. Elfanbaum                             Financial Officer
                                                (Principal Accounting Officer)

 /s/ Alec L. Poitevint, II                      Chairman of the Board                       February 10, 1997
--------------------------------------
Alec L. Poitevint, II

 /s/ W.M. Jones, Jr.                            Director                                    February 10 , 1997
--------------------------------------
W.M. Jones, Jr.

 /s/ Robert E. Hormann                          Director                                    February 10, 1997
--------------------------------------
Robert E. Hormann

 /s/ Robert W. Schlutz                          Director                                    February 10, 1997
--------------------------------------
Robert W. Schlutz


                                INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.....................................      F-1
Consolidated Balance Sheet as of
     October 31, 1995 and 1996 .......................................      F-2
Consolidated Statement of Operations for the
     Three Years Ended October 31, 1996 ..............................      F-3
Consolidated Statement of Cash Flows for the
     Three Years Ended October 31, 1996...............................      F-4
Consolidated Statement of Shareholders' Equity
     for the Three Years Ended October 31, 1996.......................      F-6
Notes to Consolidated Financial Statements............................      F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Agri-Nutrition
Group Limited



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the consolidated financial position of Agri-Nutrition Group Limited and its subsidiaries at October 31, 1995 and October 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
St. Louis, Missouri
December 13, 1996

                         AGRI-NUTRITION GROUP LIMITED
                          Consolidated Balance Sheet

                                                                                             October 31,
                                                                                       1995              1996
Assets
Current assets:
   Cash and cash equivalents                                                      $     2,330,685  $     2,186,877
   Short-term investments                                                               1,191,379
   Accounts receivable, net                                                             3,451,011        4,273,452
   Income taxes receivable                                                                 29,364           87,101
   Inventories (Note 7)                                                                 4,201,315        6,373,708
   Prepaid expenses                                                                       558,796          847,211
   Deferred income taxes (Note 11)                                                        187,454          254,065
                                                                                  ---------------   --------------
                                                                                       11,950,004       14,022,414
Property, plant and equipment, net (Note 8)                                             4,826,970        4,907,813
Goodwill                                                                                6,177,068        6,372,687
Other assets                                                                              519,061        1,046,599
                                                                                  ---------------   --------------
                                                                                  $    23,473,103   $   26,349,513
                                                                                  ===============   ==============
Liabilities and  Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable (Note 9)                   $       252,692   $      487,169
   Accounts payable                                                                     1,757,973        2,449,928
   Accounts payable to Purina                                                             930,954
   Accrued compensation expense                                                           449,061          727,250
   Accrued expenses                                                                       750,891          538,819
                                                                                  ---------------    -------------
                                                                                        4,141,571        4,203,166
Long-term debt and notes payable (Note 9)                                               2,614,614        5,719,364
Acquisition notes payable (Note 9)                                                      2,300,000        2,104,648

Commitments and contingencies (Notes 3, 4, 8, 15 and 16)

Shareholders' equity (Notes 1, 2 and 10):
   Common stock ($.01 par value; 20,000,000 shares
     authorized; 8,401,344 and 8,430,949 shares
     issued and outstanding, respectively)                                                 84,013           84,309
   Additional paid-in-capital                                                          14,734,656       14,817,183
   Accumulated deficit                                                                   (401,751)        (529,171)
                                                                                  ---------------    -------------
                                                                                       14,416,918       14,372,321
   Cost of common stock held in treasury
   (0 and 25,650 shares in 1995 and 1996, respectively)                                                    (49,986)
                                                                                  ---------------    -------------
                                                                                       14,416,918       14,322,335

                                                                                  $    23,473,103   $   26,349,513
                                                                                  ===============   ==============

                              AGRI-NUTRITION GROUP LIMITED
                          Consolidated Statement of Operations

                                                                               For the Year Ended
                                                                                   October 31,
                                                                       1994             1995            1996
                                                                 -------------------------------------------
Net  sales (including sales to Purina of $19.7 million,
     $16.0 million and $13.1
     million for the years ended October 31,
     1994, 1995 and 1996, respectively)                          $   25,683,550   $   28,977,259   $   36,383,562
Cost of sales                                                        23,606,348       24,581,025       28,172,891
                                                                 --------------   --------------    -------------
Gross profit                                                          2,077,202        4,396,234        8,210,671

Selling, general and administrative expenses                          2,210,686        4,467,995        7,595,308
Research and development                                                111,429          185,882          142,760
Nonrecurring severance costs (Note 16)                                                                    240,000
                                                                 --------------   --------------    -------------
Operating (loss) income                                                (244,913)        (257,643)         232,603

Interest expense                                                       (347,789)        (345,779)        (596,086)
Interest income and other                                               187,932          528,361          158,904
                                                                 --------------    -------------    -------------
Loss before income tax benefit                                         (404,770)         (75,061)        (204,579)
Income tax benefit                                                       69,159          106,494           77,159
                                                                 --------------    -------------    -------------
Net (loss) income                                                $     (335,611)          31,433    $    (127,420)
                                                                 ==============    =============    ==============

Primary net (loss) income per common and
     common equivalent share (Note 6)                            $         (.05)   $         .00    $        (.02)
                                                                 ==============    =============    =============

Fully diluted net (loss) income per common
 and common equivalent share (Note 6)                            $         (.05)   $         .00    $        (.02)
                                                                 ==============    =============    =============

Weighted average of primary common and common
     equivalent shares outstanding (Note 6)                           6,636,811        8,112,851        8,397,686
                                                                 ===============    ============    =============

Weighted average of fully diluted common and
     common equivalent shares outstanding (Note 6)                    7,190,565        8,751,327        8,397,686
                                                                 ==============     ============     ============

                               AGRI-NUTRITION GROUP LIMITED
                            Consolidated Statement of Cash Flows

                                                                              For the Year Ended
                                                                                  October 31,
                                                                    1994              1995             1996
                                                               --------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                              $     (335,611)   $      31,433     $   (127,420)
Adjustments to reconcile net (loss) income to
net cash used by operating activities:
     Depreciation and amortization                                    372,265          526,187          861,454
     Increase in deferred income taxes                                (51,094)        (140,851)         (66,611)
     Changes in operating assets and liabilities,
     excluding the effects of
     acquisitions (Notes 3 and 4):
        Increase in accounts receivable                              (250,922)        (219,747)        (755,275)
        (Increase) decrease in income taxes receivable                (53,721)          24,357          (57,737)
        Increase in inventories                                      (310,890)          (5,951)      (1,902,313)
        (Increase) decrease in prepaid expenses                       (25,079)         133,424         (223,783)
        Increase (decrease) in accounts payable                       277,700       (1,457,790)         850,098
        Increase (decrease) in accounts payable to Purina                              930,954         (930,954)
        Increase in accrued compensation expense                       46,779          255,064          278,189
        Increase (decrease) in accrued expenses                       207,461         (224,349)        (214,833)
        Decrease in income taxes payable                              (47,344)
Net cash used by operating activities                                (170,456)        (147,269)      (2,289,185)
                                                               --------------    --------------     -----------

INVESTING ACTIVITIES
Acquisitions (Note 3), net of cash acquired                                         (8,120,233)        (520,189)
Purchase of property, plant and equipment                            (477,276)        (464,052)        (592,678)
Purchase of Bromethalin Assets (Note 4)                                                              (1,056,097)
(Purchase) sale of short-term investments                          (2,549,211)       1,357,832        1,191,379
                                                               --------------    -------------      -----------
Net cash used by investing activities                              (3,026,487)      (7,226,453)        (977,585)
                                                               --------------    -------------      -----------

FINANCING ACTIVITIES
Proceeds (repayment) from (of) long-term debt
     and notes payable                                               (456,642)      (1,731,536)       3,090,125
Proceeds from sale of common stock                                 12,595,193          250,000           52,823
(Loans) repayments (to) from (loans) employees for
     purchase of common stock                                         (30,000)                           30,000
Purchase of treasury stock                                                                              (49,986)
                                                               --------------     ------------     ------------
Net cash provided (used) by financing activities                   12,108,551       (1,481,536)       3,122,962
                                                               --------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                    8,911,608       (8,855,258)        (143,808)

Cash and cash equivalents, beginning of period                      2,274,335       11,185,943        2,330,685
                                                               --------------     ------------     ------------

Cash and cash equivalents, end of period                       $   11,185,943    $   2,330,685     $  2,186,877
                                                               ==============    =============     ============

                          AGRI-NUTRITION GROUP LIMITED
                  Consolidated Statement of Cash Flows (continued)

                                                                                For the Year Ended
                                                                                    October 31,
                                                                      1994             1995            1996
                                                                 ------------------------------------------
Supplemental disclosure of cash flow information:

     Cash paid for interest                                      $      291,600   $      285,415  $      363,422
     Cash paid for taxes                                                83,000           10,000          47,189


Supplemental disclosure of non-cash investing and financing activities:

During the year ended October 31, 1995, the Company acquired Zema Corporation and St. JON Laboratories, Inc. for cash of approximately $6,500,000 (Note 3). As consideration for the acquisitions of Zema Corporation and St. JON Laboratories, Inc., the Company also issued aggregate notes payable of $2,300,000 to the former owners of the acquired companies. Fair value assigned to assets acquired was approximately $6,000,000, fair value assigned to goodwill was approximately $6,400,000 and liabilities assumed were approximately $3,500,000.

                       AGRI-NUTRITION GROUP LIMITED
              Consolidated Statement of Shareholders' Equity

                                                                     Common Stock in
                                     Common Stock                   Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares      Amount        Deficit       Total
Balance, November 1,
   1993                    4,498,844  $    44,988  $ 1,918,362                            $   (97,573) $  1,865,777

Sale of common stock
   to employees, net
   of employee loans of
   $30,000                   527,000        5,270      389,731                                              395,001
Initial public offering
   of common stock         2,435,000       24,350   12,046,593                                           12,070,943
Sale of common stock
   pursuant to exercise
   of stock warrants         620,000        6,200       93,800                                              100,000
Employee common stock
   forfeitures                  (930)          (9)        (742)                                                (751)
Net loss                                                                                     (335,611)     (335,611)

Balance, October 31,
 1994                      8,079,914       80,799   14,447,744                               (433,184)   14,095,359

Issuance of common
   stock to employees         11,430          114       40,012  40,126
Sale of common stock
   pursuant to exercise
   of stock options          310,000        3,100      246,900                                              250,000
Net income                                                                                     31,433        31,433

Balance, October 31,
   1995                    8,401,344       84,013   14,734,656                               (401,751)   14,416,918

Repayment of employee
   stock purchase loans                                 30,000                                               30,000
Issuance of stock to
   directors and officers     29,605          296       52,527                                               52,823
Treasury stock
   purchased                                                       (25,650)  $ (49,986)                     (49,986)
Net loss                                                                                     (127,420)     (127,420)

Balance, October 31,
   1996                    8,430,949  $    84,309  $14,817,183     (25,650)  $ (49,986)   $  (529,171) $ 14,322,335


                        AGRI-NUTRITION GROUP LIMITED
                        Notes to Financial Statements

1.       ORGANIZATION

Agri-Nutrition Group Limited (the "Company"), a Delaware corporation, was organized on July 20, 1993, to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, through its wholly-owned subsidiary, PM Resources, Inc. ("Resources"), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business of the Consumer Products Division (the "Business") of Purina Mills, Inc. ("Purina"). See Note 2 for further discussion of the acquisition. Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation (Zema). The Company also purchased substantially all of the net assets and business of St. JON Laboratories, Inc. (St. JON) effective August 31, 1995. Zema and St. JON formulate, package, market and distribute pet health care, veterinary and grooming products domestically and abroad. See Note 3 for further discussion of these acquisitions.

The Company operates in two industry segments, ingredients and specialty products (Note 14).

2.       ACQUISITION - RESOURCES

Resources acquired selected assets and assumed certain liabilities of the Business for cash of approximately $4,000,000, including acquisition costs of approximately $600,000, and the assumption of approximately $400,000 of liabilities. The acquisition was financed with a term loan of $4,000,000 and investor equity of $1,920,000. The acquisition was recorded pursuant to the purchase method of accounting. Accordingly, the excess of the fair value of the net assets acquired over the purchase price of approximately $6,400,000 was applied to reduce non-current assets at September 9, 1993.

In connection with Resources' acquisition, Purina agreed to purchase sufficient volume and mix of products to generate income, net of ingredient, direct manufacturing, and other direct costs of approximately $2,900,000 annually (which represents a historically consistent margin level) through October 31, 1996. The purchase price allocation reflects the estimated fair value of this agreement with Purina.

In fiscal 1994, 1995 and 1996, Purina purchased products which generated income, net of ingredient, direct manufacturing and other direct costs, of approximately $2,800,000, $3,140,000 and $1,700,000 (which includes the amounts discussed in the following paragraph), respectively.

For fiscal 1994 and 1995, income, net of ingredient, direct manufacturing, and other direct costs to date from Purina was approximately $525,000 less than that required under the agreement. Such amount was billed to Purina and included in net sales by the Company during October 1995. In fiscal 1996, the shortfall under the agreement approximated $1,200,000, which amount was billed to Purina and included in net sales in October 1996, and collected from Purina in December 1996. The manufacturing and supply agreement expired on October 31, 1996. Although Purina Mills continues to be a customer of the company, there can be no assurance as to future level of sales to Purina Mills.

                         AGRI-NUTRITION GROUP LIMITED
                         Notes to Financial Statements
                                   (Continued)

3.       ACQUISITIONS - ZEMA AND ST. JON

Through the Company's wholly owned subsidiary, Zema Acquisition Corporation, substantially all of the net assets of Zema (approximately $1,600,000) were acquired effective March 31, 1995. The sales price included a base price of $3,000,000 in cash and $300,000 in the form of a note payable to the former owner of Zema. The note payable is due with interest thereon on or before April 28, 1998 and is conditioned on the continued employment of Zema's president (see
Note 9). As a result of the employment conditions related to the $300,000 payment, a portion of such payment will be accounted for by the Company as compensation expense ratably over the term of employment. Additional purchase price is required to be paid by the Company to the former owner of Zema based upon a percentage of Zema's cumulative earnings before taxes and interest in excess of $3,345,000 for the five years ending October 31, 1999. Through October 31, 1996, no accrued liability or increase in excess purchase price has been recorded relative to the contingent purchase price provision. The Company primarily used proceeds from its initial public offering of Common Stock ("IPO") to fund the $3,000,000 initial payment and related acquisition expenses of approximately $200,000.

The acquisition of Zema was accounted for pursuant to the purchase method of accounting. The purchase price paid for Zema has been preliminarily allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $1,700,000 was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The results of Zema's operations are included in the Company's consolidated financial statements from the date of the acquisition.

Substantially all of the net assets of St. JON (approximately $1,100,000) were acquired through the Company's wholly-owned subsidiary, St. JON Acquisition Corporation, effective August 31, 1995. The purchase price included a base price of $3,500,410 in cash and additional purchase price of $2,000,000 in the form of a promissory note. The note is payable to the former owner of St. JON and is due in six annual installments, together with interest thereon, commencing March 1997 (see Note 9). The Company primarily used proceeds from its IPO to fund the $3,500,410 initial payment and the related acquisition expenses of approximately $200,000. The acquisition of St. JON was accounted for pursuant to the purchase method of accounting. The purchase price paid for St. JON has been preliminarily allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of net assets acquired of approximately $4,800,000, was recorded as goodwill and is being amortized on a straight-line basis over 30 years. The results of St. JON's operations are included in the Company's consolidated financial statements from the date of the acquisition.

4.       ACQUISITION OF CERTAIN BROMETHALIN ASSETS

Effective May 1996, Resources acquired the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin ("the Bromethalin Assets"), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator (PCO) markets from Purina. The sales price and related acquisition costs was approximately $1 million, plus an additional consideration based on subsequent shipments of Bromethalin to Purina over a five-year period. The Company primarily used proceeds from its July 1994 initial public offering of its Common Stock to fund the initial payment.

Since the Company historically has manufactured and sold rodenticides containing Bromethalin, the acquisition of the Bromethalin Assets is expected to have a minimal impact on the Company's net sales, but is expected to increase the Company's gross margins related to these products. The Bromethalin Assets

                            AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                     (Continued)

impacted the Company's consolidated financial statements commencing in May 1996, the effective date of the acquisition.

5.       INITIAL PUBLIC OFFERING

In July 1994, the Company completed the initial public offering of 2,435,000 shares of its common stock at $6.00 per share resulting in net proceeds of approximately $12,100,000 to be used to finance acquisitions, strategic business alliances and joint ventures, including the payment of certain executive salaries and other administrative expenses incurred in the implementation of the Company's acquisition strategy. Pending such use, the proceeds are invested in high-grade, short-term, interest-bearing obligations. As of October 31, 1996, approximately $2,040,000 of the net proceeds remain available.

6.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

ESTIMATES
The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

REVENUE RECOGNITION
Revenue is generally recognized upon shipment of orders. Revenue related to certain contract manufacturing is recognized upon the completion of the manufacturing process. Accounts receivable consists of the amounts estimated to be collectible on sales, after provision for uncollectible amounts, based on historical experience. At October 31, 1994, 1995 and 1996, the provision for uncollectible amounts was $0, $47,031 and $53,029, respectively.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS
Short-term investments are carried at cost, as adjusted for amortized discounts and premiums, unless a decline in aggregate market value below aggregate carrying value is considered to be other than temporary.

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The statement addresses the accounting and reporting for investments in debt and equity securities and specifically requires securities to be classified as held-to-maturity, available-for-sale or trading. The Company adopted FAS 115 as of November 1, 1994, at which point, all investment securities were classified as held-to- maturity. As the accounting treatment for held-to-maturity securities is the same as the amortized cost basis utilized by the Company prior to implementing FAS 115, there was no impact on the Company's consolidated financial statements. All investment securities purchased subsequent to the adoption of FAS 115, including those held at October 31, 1995, were classified by the Company as held-to-maturity.

                             AGRI-NUTRITION GROUP LIMITED
                             Notes to Financial Statements
                                     (Continued)


CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentrations of credit risk as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist of cash investments, short-term investments and accounts receivable.

Cash and cash equivalents are invested with quality financial institutions or in high-grade commercial paper. Short-term funds are invested in high-grade commercial paper and other investment-grade securities.

The Company sells its products to customers in the animal health and specialty chemical businesses throughout the United States and abroad. The three largest customers accounted for 86%, 63% and 42% of sales in the years ended October 31, 1994, 1995 and 1996, respectively, and 30% and 42% of accounts receivable at October 31, 1995 and 1996, respectively (see Note 14). The Company generally does not require collateral from its customers.

RELATIONSHIP WITH SUPPLIERS

The Company purchases certain chemical materials from multiple suppliers, for which alternative suppliers also exist and are adequate. However, certain chemical materials are proprietary in nature, and the Company's ability to procure such chemical materials is limited to those suppliers with proprietary rights. The Company considers its relationships with its primary suppliers to be strong.

FAIR VALUE OF FINANCIAL INSTRUMENTS
For purposes of financial reporting, the Company has determined that the fair value of the Company's debt and investments approximates book value at October 31, 1995 and 1996, based on terms currently available to the Company in financial markets.

INVENTORIES
Inventories are valued at the lower of cost, determined on the average cost method which approximates the first-in, first-out method, or market. Inventoriable costs include materials, direct labor and manufacturing overhead. Inventories are stated net of a reserve for estimated excess and obsolete inventory.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals, and betterments are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any profit or loss on disposition is credited or charged to income.

The Company provides for depreciation by charging amounts sufficient to amortize the cost of the properties over their estimated useful lives. The straight-line method of depreciation is utilized for substantially all asset categories.

                           AGRI-NUTRITION GROUP LIMITED
                          Notes to Financial Statements
                                   (Continued)

A summary of estimated useful lives used in computing depreciation for financial statement reporting purposes follows:
                                                                Estimated
                                                               useful life
Building and leasehold improvements                            20-30 years
Machinery and equipment                                           8-12
Furniture and fixtures                                            5-7
Vehicles                                                           5

GOODWILL
The excess of purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited which ranges from 30 to 40 years. Goodwill amortization charged to income for the years ended October 31, 1994, 1995 and 1996, was $0, $50,000 and $195,000, respectively.

The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment at October 31, 1996.

OTHER ASSETS
Other assets, which is comprised of deferred compensation, patents, tradenames and other intangible assets, including those acquired in connection with the acquisition of the Bromethalin Assets as discussed in Note 4, are being amortized on a straight-line basis over the lives of the related assets, which range from one to fifteen years. Amortization expense related to other assets for the years ended October 31, 1994, 1995 and 1996, was approximately $13,000, $57,000 and $142,000 respectively.

INCOME TAXES
The Company uses the liability method of accounting for income taxes as mandated by Statement of Financial Accounting Standards No. 109. Under the liability method, deferred taxes are recognized for the estimated future tax effects attributable to temporary differences between the book and tax bases of assets and liabilities as well as carryforward items. These tax effects are measured based on provisions of enacted tax laws. The classification of net deferred tax assets and/or liabilities, i.e., current or non-current, is based primarily on the classification of the related assets and liabilities.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
Net income (loss) per common and common equivalent share is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods presented, using the treasury stock method. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock warrants and options. Pursuant to Securities and Exchange Commission rules for calculating primary and fully diluted income (loss) per share in an initial public offering, all shares issued within twelve months of the offering, including common stock equivalents, are considered to be outstanding during the first two quarters of the year ended October 31, 1994 using the treasury stock method at the initial public offering price. The Company's outstanding options were excluded from primary and fully diluted per share computations for the last two quarters of the year ended October 31, 1994 and for the year ended October 31, 1996, due to their anti-dilutive effect. The fully diluted per share computation for the year ended

                            AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                   (Continued)

October 31, 1995 includes warrants and options exercised during the year ended October 31, 1995 on the assumption that the exercises took place at the beginning of the fiscal year. All share and per share amounts have been adjusted to give retroactive effect to the stock split described in Note 10.

PREFERRED STOCK
The Company's Board of Directors may, without further action by stockholders, from time-to-time direct the issuance of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of October 31, 1996.

ENVIRONMENTAL POLICY

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.

Purina, and the former owners of Zema and St. JON, have indemnified the Company from environmental claims resulting from any liabilities or obligations arising from events occurring prior to the acquisitions which the Company did not expressly assume in these three respective acquisitions. The Company has been notified by certain state agencies of non-compliance with certain state and federal environmental regulations. However, management believes that the resolution of these issues will have no material effect on the Company's financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 1995, the FASB issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed (via future cash flow analyses) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 was adopted during the Company's fiscal 1996, with no impact on the consolidated financial statements of the Company.

In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. This statement permits an entity to continue applying APB 25 in determining its net income; however, an entity that continues to utilize APB 25 must comply with the disclosure requirements of FAS
123. FAS 123 will be adopted during the Company's fiscal 1997 and the Company expects to continue to use the provisions of APB 25 in determining

                           AGRI-NUTRITION GROUP LIMITED
                           Notes to Financial Statements
                                    (Continued)

net income; management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements of the Company.

7.       INVENTORIES

Inventories consist of the following:
                                                          October 31,
                                                    1995              1996
Raw materials                               $     2,806,050  $      3,700,881
Work-in-process                                     239,170           312,300
Finished goods                                    1,255,009         2,508,959
                                            ---------------------------------
                                                  4,300,229         6,522,140
Less reserve for excess and
   obsolete inventories                             (98,914)         (148,432)
                                            ---------------------------------
                                            $     4,201,315  $      6,373,708
                                            =================================

8.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
                                                            October 31,
                                                     1995              1996
Land                                         $      638,794   $       638,794
Buildings                                         1,611,516         1,668,183
Machinery and equipment                           3,004,588         3,508,986
Leasehold improvements                              179,037           228,880
Furniture and fixtures                              103,981           158,607
Vehicles                                             26,224            39,232
                                             --------------   ---------------
                                                  5,564,140         6,242,682
Less accumulated depreciation                      (847,528)       (1,384,511)
                                             --------------   ---------------
                                                  4,716,612         4,858,171
Construction in progress                            110,358            49,642
                                             --------------   ---------------
                                             $    4,826,970   $     4,907,813
                                             ==============   ===============

The Company leases certain equipment and facilities under noncancelable operating leases. The primary operating facilities of Zema and St. JON are leased from related parties (see Note 13). Minimum lease payments for operating leases, including leases with related parties, at October 31, 1996 are as follows:

                  1997                                          394,889
                  1998                                          310,057
                  1999                                          277,208
                  2000                                          195,005
                  2001                                                -
                                                        ---------------
                  Total minimum lease payments          $     1,177,159
                                                        ===============

Rental expense under all operating leases approximated $148,000, $392,000 and $548,000 for the years ended October 31, 1994, 1995 and 1996, respectively.

                   AGRI-NUTRITION GROUP LIMITED
                   Notes to Financial Statements
                           (Continued)

9.       FINANCING

REVOLVING CREDIT AGREEMENT
In May 1996, the Company amended its revolving credit agreements with its primary lender to extend their terms through December 31, 1997. At October 31, 1996, an aggregate of $7.95 million is available under the agreements, $3.4 million of which is subject to a borrowing base calculated from specified percentages of qualified accounts receivable and inventory and the balance of which will be reduced by $150,000 per quarter. At October 31, 1996, borrowings outstanding under the agreements totaled approximately $5.1 million and are classified as long-term debt. The interest rate ranges from prime to prime plus 1.125%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At October 31, 1996, the interest rate charged on borrowings outstanding was 8.50% which is the bank's prime rate plus .25%. Accrued interest on the revolving credit agreements is approximately $77,000 at October 31, 1996. The agreements require the Company and its subsidiaries to comply with various financial covenants (net worth, debt service coverage ratio, current ratio and ratio of indebtedness to net worth) and prohibit the Company from paying dividends without the consent of the Company's lender. At October 31, 1996, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements. The agreements allow the Company to sweep certain cash balances against outstanding borrowings.

ACQUISITION NOTES PAYABLE
In connection with the acquisitions completed during fiscal 1995 (see Note 3), the Company entered into notes payable agreements with the former owners of Zema and St. JON. At October 31, 1996, the Company had an outstanding note payable of $300,000 to the former owner of Zema, of which 55% of that company's common stock is owned by the president of the Company's Zema subsidiary (see Note 13). That amount, plus interest accrued monthly at the Wall Street Journal's prime rate (8.25% at October 31, 1996), is due and payable in full on or before April 28, 1998.

At October 31, 1996, the Company had a $2,000,000 note payable outstanding that has been assigned to the former owner of St. JON who is the president of the Company's St. JON subsidiary. The note is due in six annual installments of principal and interest ($450,556) beginning in March 1997. This note has a fixed interest rate of 7.6%.

Accrued interest on the St. JON note is approximately $226,873 at October 31, 1996. The aggregate acquisition notes payable balance at October 31, 1996 is $2,526,873, of which the $450,557 payment due March 31, 1997 is included in current liabilities.

In connection with the acquisition of St. JON, the Company assumed a note payable and related accrued interest due to the former owner of St. JON who is the president of the Company's St. JON subsidiary (see Note 13). Concurrent with the completion of the acquisition, the Company deposited $1,038,000 in an irrevocable trust to complete an in-substance defeasance of the note payable. The funds were placed in trust solely to satisfy the $949,882 note payable (plus accrued interest) due on December 31, 1995. Accordingly, the restricted cash, the note payable and the related accrued interest are not included on the October 31, 1995 and 1996 consolidated balance sheets.

                           AGRI-NUTRITION GROUP LIMITED
                           Notes to Financial Statements
                                   (Continued)

FINANCING AGREEMENTS
The Company entered into agreements to finance certain of its annual insurance premiums. The financing agreements provide for monthly principal and interest payments of approximately $28,000 and $30,000, covering periods from July 1995 to July 1996 and July 1996 to August 1997, respectively. The aggregate amount financed under these agreements are approximately $275,000 and $366,000, respectively. Of these amounts, approximately $225,000 and $292,000 remain outstanding at October 31, 1995 and 1996, respectively, and are included in current portion of long-term debt and notes payable at those dates.

10.      COMMON STOCK TRANSACTIONS

In connection with the Company's formation, 1,488,000 shares of common stock were issued to certain founding shareholders at approximately $.06 per share and warrants for 620,000 shares of common stock (exercisable at approximately $.16 per share) were issued for an aggregate of $30,000. The warrants were exercised in August and October 1994 for aggregate consideration of $100,000 (see Note
13).

In December 1993, pursuant to the Stock Purchase Plan for Employees of PM Resources, Inc., employees and certain other individuals subscribed and remitted payment of $365,650 for 453,406 shares of common stock and one officer/director subscribed and remitted payment of $59,350 for 73,594 shares of common stock. The shares were offered to certain employees of Resources and certain other individuals at the fair market value price of approximately $.81 per share, as determined by the Board of Directors based upon previous arms length transactions (see Note 13).

In December 1993, the Company reached five year agreements in principle with two individuals regarding said individuals' employment as officers of the Company. The agreements include the issuance of options for an aggregate of 945,500 shares of the Company's common stock, at an exercise price of approximately $.81 per share, as determined by the Board of Directors based upon previous arms length transactions. Such options expire in 1999 (see Note 13).

In December 1993, the Company entered into a one-year employment agreement with its Vice Chairman that granted the Vice Chairman an option to purchase 310,000 shares of common stock at an exercise price of approximately $.81 per share, as determined by the Board of Directors based upon previous arms length transactions. Such options were exercised in September 1995. The Vice Chairman is an officer of a firm with whom the Company had previously entered into an agreement for consulting services (see Note 13).
In September 1995, the Vice Chairman resigned from the Company.

On April 21, 1994, the Company's Board of Directors authorized the Company to split its shares of common stock at a rate of 6.2 to 1, thereby increasing shares issued and outstanding from 725,620 to 4,498,844. All share and per share amounts in the accompanying consolidated financial statements and notes have been adjusted to give retroactive effect to the stock split.

During the year ended October 31, 1996, the Company purchased 25,650 shares of its common stock at an aggregate cost of $49,986. These purchases were the first under the stock repurchase plan authorized by the Board of Directors in December 1995. At October 31, 1996, the Company had authorization to acquire an additional 474,350 shares under the stock repurchase plan. The Company expects to finance additional treasury stock purchases, if any, with available funds.

                            AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                      (Continued)

11.      INCOME TAXES

The components of the net income tax benefit are as follows:

                                           For the Year Ended
                                              October 31,
                              1994              1995              1996
                          ----------------------------------------------
Current:
     Federal              $     (14,182)      $     10,034     $    (10,548)
     State                       (3,883)            24,323
                          --------------------------------
                                (18,065)            34,357          (10,548)
                          -------------------------------------------------
Deferred:
     Federal                    (43,018)          (143,279)         (62,567)
     State                       (8,076)             2,428           (4,044)
                          -------------------------------------------------
                                (51,094)          (140,851)         (66,611)
                          -------------------------------------------------
                          $     (69,159)      $   (106,494)    $    (77,159)
                          =================================================

The net benefit for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following:


                                                                         For the Year Ended October 31,
                                                                     1994               1995            1996
Income tax benefit at statutory rate                            $    (137,537)     $     (25,521)   $    (69,557)
Increase (decrease) in valuation allowance                             79,795            (95,732)
State income taxes, net of federal benefit                            (15,894)            17,655          (2,669)
Other, net                                                              4,477             (2,896)         (4,933)
                                                                $     (69,159)     $    (106,494)   $    (77,159)

                          AGRI-NUTRITION GROUP LIMITED
                          Notes to Financial Statements
                                    (Continued)


Deferred tax (assets) liabilities are comprised of the following at October 31:

                                                                     1994               1995            1996
                                                                --------------------------------------------
Purchase accounting basis differences                           $         --       $     94,573     $    180,307
Compensation                                                                             23,112            4,074
Fixed assets                                                                              7,223           50,302
Other                                                                                     4,239
     Gross deferred tax liabilities                                       --            129,147          234,683

Inventories                                                          (18,124)          (135,679)        (192,329)
Fixed assets                                                         (31,028)
Accruals                                                                                (79,884)        (101,943)
Net operating loss carryforward                                     (138,472)          (195,065)        (271,863)
Other                                                                 (6,958)            (4,823)         (21,463)

     Gross deferred tax assets                                      (194,582)          (415,451)        (587,598)
Deferred tax assets valuation allowance                              194,582             98,850           98,850

Net deferred tax assets                                         $         --       $   (187,454)    $   (254,065)


The net change in the valuation allowance for deferred tax assets was an increase of $79,795 for the year ended October 31, 1994 and a decrease of $95,732 in the year ended October 31, 1995. The changes primarily relate to the reversal of inventory basis differences originating in connection with the acquisition of the Business (see Note 2) and net operating loss carryforwards generated during the year ended October 31, 1994. At October 31, 1996, the Company has approximately $683,000 of net operating loss carryforwards which are available to offset future taxable income. These carryforwards begin to expire in 2010.

12.      EMPLOYEE BENEFIT PLANS

The Company maintains four 401(k) savings plans (the Plans). Employees of the Company and non-union employees of Resources participate in one 401(k) plan; a separate 401(k) plan was established for union employees of Resources. Employees of Zema and St. JON each participate in separate plans that were established prior to the acquisitions of Zema and St. JON by the Company (see Note 3). Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% of the employees' salaries. The Plans permit various employer matching contributions. Employer contributions were $71,700, $135,513 and $227,600 for the years ended October 31, 1994, 1995 and 1996, respectively.

Subsequent to October 31, 1996, the Company implemented a merger of the three non-union 401(K) plans, maintaining generally similar terms and provisions of the prior individual plans.

The Company maintained a discretionary, non-contributory profit-sharing plan for its union employees at Resources. Terms of the plan provided that the Company contributed $30,000 for the year ended October 31, 1994. The profit sharing plan was amended effective January 1, 1995 to establish the 401(k) plan for union employees discussed above.

                       AGRI-NUTRITION GROUP LIMITED
                       Notes to Financial Statements
                                  (Continued)

In September 1993, the Company adopted a Stock Purchase Plan for Employees of Resources. An aggregate of 527,000 shares of common stock were offered to employees of Resources and certain other individuals at the fair value price of $.81 per share as determined by the Board of Directors. In December 1993, employees and certain other individuals subscribed and remitted payment of $365,650 for 453,406 shares of common stock and one officer/director subscribed and remitted payment of $59,550 for 73,594 shares of common stock. The Company provided financing of $30,000 for certain Resources employees related to their purchase via notes receivable. These loans were repaid in fiscal 1996.

Effective June 1, 1994, the Company adopted the Incentive Stock Plan (1994 ISP). An aggregate of 400,000 shares of the Company's common stock are reserved for issuance to eligible employees under the 1994 ISP. During the year ended October 31, 1994, no shares were issued in connection with the 1994 ISP. Options to purchase 237,500 and 121,500 shares of the Company's common stock were granted to employees under the 1994 ISP during the years ended October 31, 1995 and 1996, respectively. The exercise prices of the options granted in fiscal 1995 range from $3.50 to $4.25 per share, and the options granted in fiscal 1996 range from $1.56 to $2.63 per share, all of which approximated fair value on the dates of grant. These options vest ratably up to three years from the date of grant and will expire five years after the vesting date. The Company also issued 11,430 and 1,240 shares of common stock to employees under the 1994 ISP, during the years ended October 31, 1995 and 1996, respectively.

Effective March 9, 1995, the Company adopted the 1995 Incentive Stock Option Plan (1995 ISP). An aggregate of 500,000 shares of the Company's common stock are reserved for issuance to eligible employees, consultants and advisors to the Company under the 1995 ISP. Options to purchase 100,000 shares of the Company's common stock were granted to a consultant under this plan at an exercise price of $3.00 per share, under an amended option agreement, which approximated fair value at the amended date of grant. These options were not exercised and expired in June 1996. No other shares or options have been issued in connection with the 1995 ISP.

In March 1995, the shareholders of the Company approved the Reload Option and Exchange Exercise Plan (the Reload Plan) which permits employees holding options to elect, in accordance with terms of the Reload Plan, to pay the exercise price of such options by surrendering the shares of the Company's common stock. The shares surrendered are valued at the reported closing market price of the Company's common stock on the date that the employee provides the notice of intent to exercise the option and surrenders the shares in payment of the exercise price. The Reload Plan also provides for the issuance to the employee of a new option to acquire the number of shares of the Company's common stock surrendered in the option exercise with an exercise price per share equal to the per-share valuation applicable to the shares surrendered. There are 200,000 shares reserved for issuance under the Reload Plan; no options were granted during the year ended October 31, 1996.

Effective March 7, 1996, the Company's shareholders approved the 1996 Incentive Stock Option Plan (1996 ISP). An aggregate of 1,000,000 shares of the Company's common stock are reserved for issuance to eligible Directors, officers and other employees, and consultants to the Company under the 1996 ISP. Options to purchase 345,000 shares of the Company's common stock were granted to employees under the 1996 ISP during the year ended October 31, 1996. The exercise prices of the options granted range from $1.56 to $2.63 per share, which approximated fair value on the dates of grant. These options vest ratably up to three years from the date of grant and will expire ten years from the grant date. During the year ended October

                       AGRI-NUTRITION GROUP LIMITED
                       Notes to Financial Statements
                                (Continued)

31, 1996, the Company also issued 28,365 shares of the Company's Common Stock under the 1996 ISP to executives and outside directors of the Company.

13.      RELATED PARTY TRANSACTIONS

In September 1993, the Company entered into an agreement (which expired March
1994) with a consulting firm, the beneficial owner of which is the President, CEO and Chairman of the Board and a shareholder of the Company. The agreement provided for a monthly retainer payment of $4,000.

In October 1993, the Company entered into an agreement (which expired May 1994) with another consulting firm, the officers and directors of which were also officers and shareholders of the Company. The agreement provided for a monthly retainer payment of $3,500. In connection with the acquisition of Resources, the Company paid said consulting firm $275,000 which is included in transaction costs discussed in Note 2.

In November 1993, the Company entered into a separate agreement effective through October 1, 1994 with the firm described in the preceding paragraph for services to be rendered in connection with analysis of the Company's management needs, coordinating the hiring of its current senior executives, and assisting such executives in developing the Company's initial acquisition strategy. The agreement provided for the payment of $250,000 upon completion of the contract; said contract was fulfilled and the Company remitted the required payment in April 1994. Such payment is reflected in selling, general and administrative expenses in the year ended October 31, 1994.

In December 1993, the Company entered into an employment agreement (amended in November 1996) with the Company's CEO and Chairman, who is also a shareholder of the Company. The agreement provides for an option to purchase 558,000 shares of common stock at an exercise price of $.81 per share, as determined by the Board of Directors based upon previous arms length transactions, as well as a performance-based bonus.

In December 1993, the Company entered into an agreement (terminated in August
1996) with an officer of the Company. The agreement provides an option to purchase 387,500 shares of common stock at an exercise price of $.81 per share, as determined by the Board of Directors based upon previous arms length transactions, as well as a performance-based bonus. During fiscal 1996, the option price was increased to $1.56 per share, in conjunction with the management restructuring discussed in Note 16.

On August 12, 1994, warrants issued to the Vice Chairman were exercised to purchase 310,000 shares of common stock for an aggregate exercise price of $50,000. On October 31, 1994, a former officer of the Company exercised warrants to purchase 310,000 shares of common stock for an aggregate exercise price of $50,000.

In January 1995, the Company entered into an agreement with the Vice Chairman of the Company to provide financial services through August 1995. Compensation under the agreement, including all related expenses, totaled $85,000. The Vice Chairman resigned from the Company in September 1995.

In April 1995, in connection with the acquisition of Zema (see Note 3), the Company entered into an operating lease agreement with a limited partnership of which the general partner is president of the

                          AGRI-NUTRITION GROUP LIMITED
                          Notes to Financial Statements
                                   (Continued)

Company's Zema subsidiary. The lease, which expires in April 2000, with an option to extend the term for an additional five years, and relates to the land and building that comprise the primary operating facility for Zema. Rent expense under this agreement was $47,500 and $95,000 for the years ended October 31, 1995 and 1996, respectively.

In September 1995, options issued to the Company's former Vice Chairman to purchase 310,000 shares of common stock for an aggregate exercise price of $250,000 were exercised.

In September 1995, in connection with the acquisition of St. JON (see Note 3), the Company entered into an operating lease agreement with the former owner of St. JON and the president of the Company's St. JON subsidiary. The lease expires in August 2000, with an option to extend the term for an additional five years, and relates to the land and buildings that comprise St. JON's primary operating facility. Rent expense under this agreement was $27,884 and $167,301 for the years ended October 31, 1995 and 1996, respectively.

During the years ended October 31, 1995 and 1996, the Company had net sales of approximately $822,000 and $954,000, respectively, to a corporation in the veterinary supplies business that is also a shareholder of the Company. An officer of such corporation is also a shareholder of the Company and the Vice Chairman of the Company's Board of Directors. The Company's management considers sales to said corporation to be arms length transactions.

As discussed in Note 9, the Company entered into acquisition note payable agreements with the former owners of Zema and St. JON.

14.      BUSINESS SEGMENT INFORMATION

The Company operates in two industry segments: ingredients and specialty products. Given the acquisitions of businesses with branded, consumer-targeted products in 1995 and the continued emphasis on growth of the specialty product segment, the significance of the ingredient segment has decreased in fiscal 1996. Management expects this trend to continue in the future such that at some point, the ingredient segment may no longer meet the requirements for segment disclosure under generally accepted accounting principles.
Information relating to the Company's two business segments is as follows:

                          AGRI-NUTRITION GROUP LIMITED
                          Notes to Financial Statements
                                  (Continued)

                                                     ($ in 000s)
                                             At and For the Year Ended
                                                   October 31,
                                    1994              1995             1996
                                  -------------------------------------------
Net sales:
     Ingredients                 $     12,012      $      8,934     $     7,722
     Specialty products                13,672            20,043          28,662
                                 ----------------------------------------------
                                 $     25,684      $     28,977     $    36,384
                                 ----------------------------------------------

Operating income (loss):
     Ingredients                 $        239      $        229     $       198
     Specialty products                   771             1,467           1,942
     Corporate                         (1,255)           (1,954)         (1,907)
                                 ----------------------------------------------
                                 $       (245)     $       (258)    $       233
                                 ==============================================

Total assets:
     Ingredients                 $      1,618      $      1,409     $     1,847
     Specialty products                 7,026            19,643          21,464
     Corporate                         12,498             2,421           3,039
                                 ----------------------------------------------
                                 $     21,142      $     23,473     $    26,350
                                 ==============================================

Depreciation and amortization expense:
     Ingredients                 $         26      $         27     $        27
     Specialty products                   346               497             832
     Corporate                                                2               2
                                 ----------------------------------------------
                                 $        372      $        526     $       861
                                 ==============================================
Capital expenditures:
     Ingredients                 $          4      $          -     $         -
     Specialty products                   462               421           1,644
     Corporate                             11                43               5
                                 ----------------------------------------------
                                 $        477               464     $     1,649
                                 ==============================================

Sales of ingredients were made exclusively to one customer. Sales to three major specialty products customers comprise 68%, 92% and 31% of specialty products sales for the years ended October 31, 1994, 1995 and 1996, respectively.

Intersegment sales and other intercompany assets are not significant.

15.      COMMITMENT AND CONTINGENCIES

From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's costs and any potential judgments resulting from such claims and actions would be covered by the Company's product liability insurance, except for deductible limits. The Company intends to defend such claims and actions in cooperation with its

                           AGRI-NUTRITION GROUP LIMITED
                           Notes to Financial Statements
                                   (Continued)

insurers. It is management's opinion that, in any event, their outcome would not have a material effect on the Company's financial position or results of operations.

16.      OTHER MATTERS

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

CORPORATE REORGANIZATION

In August 1996, the Company announced the resignation of the Company's Chief Executive Officer and President, effective October 31, 1996, and its Chief Financial Officer effective August 23, 1996. In connection with these resignations, the Company incurred a non-recurring charge of $240,000 relative to severance costs in the fourth quarter of fiscal 1996. These costs will be paid subsequent to October 31, 1996.

                  REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareholders of Agri-Nutrition
Group Limited



Our audits of the consolidated financial statements referred to in our report dated December 13, 1996, appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
St. Louis, Missouri
December 13, 1996

AGRI-NUTRITION GROUP LIMITED
SCHEDULE VIII - RULE 12-09
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
OCTOBER 31, 1996





     COLUMN A                COLUMN B                     COLUMN C                                COLUMN D               COLUMN E
                             BALANCE AT                                                                                 BALANCE AT
                             BEGINNING                                                           DEDUCTIONS               END OF
     DESCRIPTION             OF PERIOD                    ADDITIONS                              - DESCRIBE               PERIOD
                                          -------------------------------------------------
                                           CHARGED TO COSTS                CHARGED TO OTHER
                                             AND EXPENSES                 ACCOUNTS - DESCRIBE
FAS 109 Valuation
  Allowance                 $98,850              --                              --                 --                    $98,850

Inventory Reserve           $98,914            $11,518                       $38,000(1)             --                   $148,432

Allowance for
 Doubtful Accounts          $47,031             $5,998                           --                 --                    $53,029


(1) Consists of inventory reserves recorded as the result of the acquisition of the Bromethalin Assets described in Note 4 of the Company's Notes to Consolidated Financial Statements for the year ended October 31, 1996.