Form 10-Q
period 1997-01-31
AGRI NUTRITION GROUP LTD
filed 1997-03-17
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1997

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

                             Yes           X                  No



The number of shares of common stock outstanding at March 14, 1997 is 8,389,699 shares.

AGRI-NUTRITION GROUP LIMITED


INDEX
--------------------------------------------------------------------------------

                                                                           PAGE


FINANCIAL INFORMATION

Financial Statements

   Consolidated Balance Sheet -
    January 31, 1997 (Unaudited) and
    October 31, 1996                                                         1

   Consolidated Statement of Operations -
    three months ended January 31, 1997
    and 1996 (Unaudited)                                                     2

   Consolidated Statement of Cash Flows -
    three months ended January 31, 1997
    and 1996 (Unaudited)                                                     3

   Consolidated Statement of Shareholders' Equity -
      three months ended January 31, 1997
      (Unaudited)                                                            4

   Notes to Consolidated Financial Statements                                5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                         8


OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders               12

Item 6.    Exhibits and Reports on Form 8-K                                  12

Signature                                                                    12

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED BALANCE SHEET
PAGE 1
--------------------------------------------------------------------------------


                                               OCTOBER 31,          JANUARY 31,
                                                  1996                 1997
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents              $      2,186,877    $       2,138,934
   Accounts receivable                           4,273,452            3,903,459
   Inventories                                   6,373,708            6,228,809
   Prepaid expenses and other assets             1,188,377            1,336,183
                                         -----------------    -----------------

                                               14,022,414           13,607,385

Property, plant and equipment, net              4,907,813            4,887,999
Goodwill                                        6,372,687            6,321,722
Other assets                                    1,046,599            1,090,337
                                        -----------------    -----------------

                                        $     26,349,513     $      25,907,443
                                        -----------------    -----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
      debt and notes payable             $        487,169    $         491,120
   Accounts payable                             2,449,928            1,820,943
   Accrued compensation expense                   487,250              143,169
   Accrued expenses                               778,819              748,747
                                        -----------------    -----------------

                                                4,203,166            3,203,979

Long-term debt and notes payable                5,719,364            6,336,021
Acquisition notes payable                        2,104,648           2,104,648

Commitments and contingencies (Notes 2 and 8)

Shareholders' equity:
   Common stock ($.01 par value;
     20,000,000 shares
     authorized; 8,430,949 shares issued)          84,309               84,309
   Additional paid-in capital                  14,817,183           14,817,183
   Accumulated deficit                           (529,171)            (559,155)
                                        -----------------    -----------------

                                               14,372,321           14,342,337
Cost of common stock held in Treasury
   (46,850 and 25,650 shares in 1997
    and 1996, respectively)                       (49,986)             (79,542)
                                        -----------------    -----------------

                                               14,322,335           14,262,795
                                        -----------------    -----------------


Total Liabilities and
   Shareholders' Equity                  $     26,349,513    $      25,907,443
                                        -----------------    -----------------



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------


                                                      FOR THE THREE MONTHS
                                                       ENDED JANUARY 31,
                                                   1996                 1997


Net sales (including sales of $4.3 million and
  $3.8 million for the three months
  ended January 31, 1997 and 1996, respectively,
  to Purina Mills)                       $      8,299,066    $      10,156,807
Cost of sales                                   6,802,363            8,304,329
                                        -----------------    -----------------

Gross profit                                    1,496,703            1,852,478
Selling, general and
   administrative expenses                      1,667,566            1,717,589
Research and development                           56,722               47,746
                                        -----------------    -----------------

Income (loss) from operations                    (227,585)              87,143
Interest expense                                 (118,303)            (166,650)
Other income                                       61,890               29,523
                                        -----------------    -----------------

Loss before income tax benefit                  (283,998)             (49,984)
Income tax benefit                               108,000               20,000
                                       -----------------    -----------------

Net loss                                $       (175,998)   $        (29,984)
                                       -----------------    -----------------


Primary net loss per common and common
  equivalent share (Note 3)             $           (.02)   $              --
                                       -----------------    -----------------


Fully diluted net loss per common and common
 equivalent share (Note 3)              $           (.02)   $              --
                                       -----------------    -----------------


Primary common and common equivalent shares
  outstanding (Note 3)                         8,401,344            8,368,090
                                       -----------------    -----------------


Fully diluted common and common equivalent shares
 outstanding (Note 3)                          8,401,344            8,368,090
                                       -----------------    -----------------



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------


                                                                                   FOR THE THREE MONTHS
                                                                                     ENDED JANUARY 31,
                                                                                 1996                 1997
OPERATING ACTIVITIES
Net loss                                                                   $       (175,998)   $         (29,984)
Adjustments to reconcile net loss to net
 cash used in operating activities:-
   Depreciation and amortization                                                    185,000              207,138
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                                               818,184              369,993
      (Increase) decrease in inventories                                         (1,068,462)             144,899
      Increase in prepaid expenses and other                                       (166,618)             (91,243)
      Increase (decrease) in accounts payable                                       599,782             (628,985)
      Decrease in accounts payable to Purina                                       (930,954)
      Decrease in accrued expenses                                                 (156,834)             (30,072)
      Decrease in accrued compensation expense                                     (309,979)            (344,081)
                                                                          -----------------    -----------------

Net cash used in operating activities                                            (1,205,879)            (402,335)
                                                                          -----------------    -----------------


INVESTING ACTIVITIES
Purchase of property, plant and equipment                                          (165,563)            (120,517)
Sale of short-term investment securities                                            791,379
                                                                          -----------------    -----------------

Net cash provided by (used in) investing activities                                 625,816             (120,517)
                                                                          -----------------    -----------------


FINANCING ACTIVITIES
Proceeds from long-term debt and notes payable, net                               1,012,154              504,465
Purchase of treasury stock                                                                               (29,556)
                                                                          -----------------    -----------------

Net cash provided by financing activities                                         1,012,154              474,909
                                                                          -----------------    -----------------


Increase (decrease) in cash and cash equivalents                                    432,091              (47,943)
Cash and cash equivalents, beginning of period                                    2,330,685            2,186,877
                                                                          -----------------    -----------------

Cash and cash equivalents, end of period                                   $      2,762,776    $       2,138,934
                                                                          -----------------    -----------------



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
PAGE 4
--------------------------------------------------------------------------------



                                                                     Common Stock in
                                      Common Stock                Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit       Total
Balance, November 1,
   1996                    8,430,949  $   84,309  $ 14,817,183    (25,650)   $  (49,986)  $ (529,171)  $ 14,322,335

Treasury stock
   purchased (unaudited)                                          (21,200)      (29,556)                    (29,556)

Net loss (unaudited)                                                                         (29,984)       (29,984)
                         -------------------------------------------------------------------------------------------

Balance, January 31,
   1997 (unaudited)        8,430,949  $   84,309  $ 14,817,183    (46,850)   $  (79,542)  $ (559,155)  $ 14,262,795
                         ==========================================================================================


                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------


1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated balance sheet as of January 31, 1997 and the consolidated statements of operations, of cash flows and of shareholders' equity for the three-month periods ended January 31, 1996 and 1997 have been prepared by Agri-Nutrition Group Limited ("the Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended January 31, 1996 and 1997 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended January 31, 1996 and 1997, respectively, are not necessarily indicative of the operating results for the full year.

2.     ORGANIZATION

              Organized in 1993, Agri-Nutrition Group Limited (the "Company"),manufactures and distributes animal health and pet care products. In September 1993, through its wholly-owned subsidiary, PM Resources, Inc. ("Resources"), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business of the Consumer Products Division (the "Business") of Purina Mills, Inc. ("Purina"). Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

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

              See Note 3 to the Company's Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended October 31, 1996 ("1996 Annual Report") for additional information related to the acquisitions of Zema and St. JON, including information regarding the additional purchase price which must be paid to the former owner of Zema if Zema achieves certain financial goals. In addition, see
       Note 4 to the Company's Consolidated Financial Statements included in the 1996 Annual Report for information about the Company's acquisition of the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin ("the Bromethalin Assets"), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator
       (PCO) markets, including information regarding additional consideration to be paid based on shipments of Bromethalin to Purina over a five-year period.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The accounting policies followed by the Company are set forth in
       Note 6 to the Consolidated Financial Statements included in the 1996 Annual Report. The financial statements included herein

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------


       should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in such report.

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

4.     INVENTORIES

              Inventories consist of the following:
                                              OCTOBER 31,          JANUARY 31,
                                                 1996                 1997
              Raw materials            $      3,700,881    $       3,814,905
              Work-in-process                   312,300              308,188
              Finished goods                  2,508,959            2,257,148
                                      -----------------    -----------------

                                              6,522,140            6,380,241
              Less:  reserve for
                excess and obsolete
                inventor ies                   (148,432)            (151,432)
                                      -----------------    -----------------

                                       $      6,373,708    $       6,228,809
                                      -----------------    -----------------


5.     FINANCING

              The Company has revolving credit facilities which aggregated $7.8 million at January 31, 1997. The agreements were amended in March 1997 to extend their maturity dates through March 31, 1998. They consist of up to an aggregate of $3.4 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.4 million revolving credit line with available amounts being reduced $150,000 per quarter. The interest rate ranges from prime to prime plus 1.125%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At January 31, 1997, the interest rate charged on borrowings outstanding was 8.50% which is the bank's prime rate plus .25%.

              At January 31, 1997, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements.

6.     RELATED PARTY TRANSACTIONS

              See Note 13 to the Company's Consolidated Financial Statements in the 1996 Annual Report for a discussion regarding related party transactions.

7.     EMPLOYEE BENEFIT PLANS

              During the three months ended January 31, 1997, no shares or options were issued in connection with the Company's 1996 Incentive Stock Plan , 1995 Incentive Stock Plan or the Company's Incentive Stock Plan.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------



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

9.     SUBSEQUENT EVENTS

               Subsequent to January 31, 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company will record a $150,000 charge, net of tax, in the second quarter of fiscal 1997.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 8
--------------------------------------------------------------------------------


OVERVIEW

              Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufacturers and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering of Common Stock ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON"), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. Although the focus of the Company's business strategy historically has been the acquisition of animal health and related companies, in August 1996, management announced the completion of the acquisition phase of the Company's strategy and its increased focus on internal growth, while continuing to pursue strategic acquisitions and alliances.

              The Company has reported certain financial information for two segments - ingredients and specialty products. Ingredients consist of feed products that are purchased or blended by the Company and distributed for Purina Mills (see Note 14 to the Company's Consolidated Financial Statements included in the 1996 Annual Report). Specialty products consist of all other products formulated, manufactured, and distributed by the Company to various customers, including Purina Mills. Included in the specialty products segment are sales of private label and branded products for which the Company manufactures goods using registrations and/or formulas owned by the Company, and sales of products manufactured under contract for which the Company manufactures products using the customers' registrations and/or formulas. While the Company believes segment data is meaningful for net sales, the Company does not believe segment data for costs of sales and administrative costs are necessarily relevant to understanding the Company's business. Costs of sales other than raw materials, and administrative costs incurred in the servicing of the two segments are joint in nature and essentially invariable, particularly within the levels of sales volume experienced within the reporting periods. The supporting asset base, excluding inventories, is also joint in nature.

       Given the acquisitions of businesses with branded, consumer-targeted products in 1995 and the continued emphasis on growth of the specialty product segment, the significance of the ingredient segment has decreased in fiscal 1996 and 1997. Management expects this trend to continue in the future such that at some point, the ingredient segment may no longer meet the requirements for segment disclosure under generally accepted accounting principles.

        Subsequent to January 31, 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company will record a $150,000 charge, net of tax, in the second quarter of fiscal 1997.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 9
--------------------------------------------------------------------------------


THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997 (in 000's except percentages)

                                                        1996                                   1997
Net sales
   Ingredients..............................$    2,484          29.9%               $   2,728           26.9%
   Specialty products.......................     5,815          70.1                    7,429           73.1

      Total net sales.......................     8,299         100.0                   10,157          100.0

Cost of sales...............................     6,802          82.0                    8,305           81.8

Gross profit................................     1,497          18.0                    1,852           18.2

Selling, general and
  administrative expense....................     1,668          20.1                    1,718           16.9

Research and development....................        57            .7                       48             .5

Operating income (loss).....................      (228)       (2.7)                        87             .9


       Total net sales increased 22% from $8.3 million in fiscal 1996 to $10.2 million for 1997, reflecting a 28% increase in higher margin specialty product sales and a 10% increase in ingredients sales. Higher volume of ingredients shipments compared to the prior year was the most significant factor causing an increase in ingredients sales of $.2 million from $2.5 million in 1996 to $2.7 million in 1997. The cost of ingredients during the quarter were generally consistent with that during the first quarter of 1996. The increased sales of lower margin ingredients had minimal impact on gross profit. Specialty products sales increased $1.6 million, or 28%, compared to the same period of the prior year, reflecting strong sales of rodenticides and new contract manufacturing business at Resources during the quarter. In addition, sales from the branded, pet care businesses grew 17% reflecting the impact of new products introduced during fiscal 1996, particularly the Cartiflex(TM) line of products, and strong growth from the Company's sales and distribution operation in the United Kingdom.

       The Company's manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills had guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ended October 31, 1996 expired as of that date. Although the Company expects to have a supply relationship with Purina Mills, there can be no assurance what level of sales or income will be obtained in the future. For the three months ended January 31, 1997, sales to Purina Mills totaled $4.3 million compared to $3.8 million during the same period in fiscal 1996.

       Gross profit increased from $1.5 million in 1996 (18.0% of net sales) to $1.9 million in 1997 (18.2% of net sales), primarily due to the increased specialty products sales in 1997. Gross profit as a percentage of sales increased slightly due to the increasing ratio of higher margin specialty product sales as a percent of total sales.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 10
--------------------------------------------------------------------------------


       Selling, general and administrative expenses were $1.7 million in both 1997 and 1996, but decreased as a percent of net sales from 20.1% in 1996 to 16.9% in 1997. The decrease in selling, general and administrative expenses as a percent of sales is primarily related to the impact of the corporate management restructuring announced in August 1996. The increase in net sales of ingredients, as discussed above, with relatively little related change in selling, general and administrative expenses, also contributed to the decrease in selling, general and administrative expenses as a percentage of sales.

       The factors discussed above resulted in operating income of approximately $.1 million during the three months ended January 31, 1997, a $.3 million improvement compared to the operating loss of approximately $.2 in the prior year.

       Interest expense was approximately $.1 million in 1996 and $.15 million in 1997, reflecting increased debt balances that resulted from the Company's investment in inventory related to new product introductions subsequent to the first quarter of fiscal 1996 and increased sales volume in fiscal 1997.

       The effective income tax rate of the Company was 38% and 40% for 1996 and 1997, respectively. The aggregate amount of the deferred tax asset valuation allowance at January 31, 1997 was approximately $.1 million.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. The Company's cash balance of $2.1 million at January 31, 1997 principally reflects remaining net proceeds from the IPO which are available for further acquisition funding requirements. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds for the acquisition and related expenses in 1995 and will require additional payments of $.3 million plus interest prior to April 1998, and potentially additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1 million including related expenses at closing, and will require additional consideration based on shipments of Bromethalin to Purina Mills over a five-year period. The Company's cash balances continue to be invested in high-grade, short-term interest-bearing obligations (primarily discount and demand notes with maturities of three months or less, and high-grade, corporate bonds and notes) pending their specific use. Speculative use of derivatives is prohibited by the Company's investment policy.

       During the three months ended January 31, 1996 and 1997, cash used by operations approximated $1.2 million and $.4 million, respectively, which was primarily related to funding seasonal working capital requirements. These requirements were funded through utilization of available credit facilities.

       The Company has revolving credit facilities which aggregated $7.8 million at January 31, 1997. The agreements were amended in March 1997 to extend their maturity dates through March 31, 1998. They consist of up to an aggregate of $3.4 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.4 million revolving credit line with available amounts being reduced $150,000 per quarter. The interest rate ranges from prime to prime plus 1.125%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At January 31, 1997, the interest rate charged on borrowings outstanding was 8.50%

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 11
--------------------------------------------------------------------------------


which is the bank's prime rate plus .25%. The agreements allow the Company to sweep all cash balances against outstanding borrowings, thus reducing the Company's overall interest expense.

       In December 1995, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. As of January 31, 1997, 46,850 shares had been repurchased under this program at an aggregate cost of $79,542.

       Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the three months ended January 31, 1997 were approximately $.12 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which approximate current depreciation expense.

QUARTERLY EFFECTS AND SEASONALITY

       Resources' results of operations historically have been seasonal, with a high percentage of its volume and earnings being generated in the second quarter (February through April) and a low percentage of its volume and earnings in the fourth quarter (August through October) of the fiscal year. However, such seasonal patterns are highly dependent on weather, feeding economics and the timing of customer orders. Furthermore, new business has not exhibited historical patterns, particularly the sales of rodenticides which tend to be concentrated in the Company's first and fourth quarters. The results of Zema's operations also historically have been seasonal with a high volume of its sales and earnings being generated during the months of April through September. St. JON's sales and earnings historically have not been seasonal.

AGRI-NUTRITION GROUP LIMITED

PART II - OTHER INFORMATION
PAGE 12
--------------------------------------------------------------------------------


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

       On March 6, 1997, the Company held its annual meeting of stockholders. At the meeting, the stockholders elected Alec L. Poitevint, II as a Class 3 Director. The following table summarizes the voting:


                                                    FOR               AGAINST/WITHHELD              ABSTENTIONS/NONVOTES
  Alec L. Poitevint II                            7,783,564                144,853                               0



  ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

  a.   Exhibits.

        10.19 Second amendment to amended and restated revolving credit agreement by and between PM Resources, Inc., Zema Corporation and First Bank.

        10.20 Second amendment to revolving credit agreement by and between St. JON Laboratories, Inc. and First Bank.

  b.   Reports of Form 8-K.

       No reports on Form 8-K were filed during the period covered by this Report.

  SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  AGRI-NUTRITION GROUP LIMITED





   /s/ Robert J. Elfanbaum
  ---------------------------
  Robert J. Elfanbaum
  Vice President and Chief Financial Officer

  March 14, 1997