Form 10-Q
period 1997-04-30
AGRI NUTRITION GROUP LTD
filed 1997-06-16
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 1997

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

                             Yes           X                  No



The number of shares of common stock outstanding at June 13, 1997 is 8,404,655 shares.

AGRI-NUTRITION GROUP LIMITED


INDEX
--------------------------------------------------------------------------------


                                                                          PAGE


FINANCIAL INFORMATION

Financial Statements

   Consolidated Balance Sheet -
    October 31, 1996 and
    April 30, 1997 (Unaudited)                                            1

   Consolidated Statement of Operations -
    three and six months ended April 30, 1996
    and 1997 (Unaudited)                                                  2

   Consolidated Statement of Cash Flows -
    six months ended April 30, 1996
    and 1997 (Unaudited)                                                  3

   Consolidated Statement of Shareholders' Equity -
      six months ended April 30, 1997
      (Unaudited)                                                         4

   Notes to Consolidated Financial Statements                             5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                      8


OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 6.    Exhibits and Reports on Form 8-K                               14

Signature                                                                 14

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED BALANCE SHEET
PAGE 1
--------------------------------------------------------------------------------


                                                OCTOBER 31,           APRIL 30,
                                                   1996                 1997
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                   $      2,186,877   $   1,078,870
   Accounts receivable                                4,273,452       4,755,051
   Inventories                                        6,373,708       5,485,906
   Prepaid expenses and other assets                  1,188,377       1,154,621
                                               ----------------   --------------

                                                     14,022,414      12,474,448

Property, plant and equipment, net                    4,907,813       4,894,561
Goodwill                                              6,372,687       6,270,757
Other assets                                          1,046,599       1,020,041
                                              -----------------   --------------

                                               $     26,349,513    $ 24,659,807
                                              -----------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
    debt and notes payable                     $        487,169    $    334,735
   Accounts payable                                   2,449,928       1,922,709
   Accrued expenses                                   1,266,069         723,309
                                              -----------------    -------------

                                                      4,203,166       2,980,753

Long-term debt and notes payable                      7,824,012       7,458,575

Commitments and contingencies (Notes 2 and 8)

Shareholders' equity:
   Common stock ($.01 par value; 20,000,000 shares
     authorized; 8,430,949 and 8,436,549 shares issued
     and outstanding, respectively)                      84,309         84,365
   Additional paid-in capital                        14,817,183     14,824,127
   Accumulated deficit                                 (529,171)      (608,471)
                                               ----------------  --------------

                                                     14,372,321     14,300,021
Cost of common stock held in Treasury
   (25,650 and 46,850 shares in 1996
    and 1997, respectively)                             (49,986)       (79,542)
                                              ----------------   --------------

                                                     14,322,335      14,220,479


Total Liabilities and Shareholders' Equity     $     26,349,513    $ 24,659,807



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------


                                                     FOR THE THREE AND SIX MONTHS ENDED APRIL 30,
                                                     1996                                    1997
                                            THREE               SIX                THREE               SIX
                                           MONTHS             MONTHS              MONTHS             MONTHS
Net sales (including sales of
 $3.0 million and $6.8 million
 for the three and
 six months ended April 30,
 1996, respectively, and
 $2.4 million and $6.8
 million for the three
 and six months ended
 April 30, 1997,
 respectively, to Purina Mills)       $      9,295,950    $    17,595,016    $     9,663,552     $    19,820,358
Cost of sales                                7,240,037         14,042,400          7,492,258          15,796,587


Gross profit                                 2,055,913          3,552,616          2,171,294           4,023,771
Selling, general and administra-
 tive expenses                               1,847,800          3,515,366          1,872,645           3,590,233
Research and development                        58,854            115,576             35,948              83,694


Operating income (loss)                        149,259            (78,326)           262,701             349,844
Interest expense                              (142,202)          (260,505)          (157,574)           (324,224)
Other income (expense) (Note 9)                 44,834            106,724           (183,943)           (154,420)


Income (loss) before income
 tax benefit (provision)                        51,891           (232,107)           (78,816)           (128,800)
Income tax benefit (provision)                 (20,000)            88,000             29,500              49,500


Net income (loss)                     $         31,891    $      (144,107)   $       (49,316)    $       (79,300)



Primary net income (loss) per
 common and common
 equivalent share (Note 3)            $             --    $          (.02)   $          (.01)    $          (.01)



Fully diluted net income (loss)
 per common and common
 equivalent share (Note 3)            $             --    $          (.02)   $          (.01)    $          (.01)



Primary common and common
 equivalent shares outstanding
 (Note 3)                                    9,009,721          8,401,344          8,360,904           8,364,158



Fully diluted common and
 common equivalent shares
 outstanding (Note 3)                        9,009,721          8,401,344          8,360,094           8,364,158



                   The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------


                                                                                    FOR THE SIX MONTHS
                                                                                      ENDED APRIL 30,
                                                                                 1996                 1997
OPERATING ACTIVITIES
Net loss                                                                   $       (144,107)   $         (79,300)
Adjustments to reconcile net loss to net
 cash used in operating activities:-
   Depreciation and amortization                                                    399,211              423,598
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                              (699,399)            (481,599)
      (Increase) decrease in inventories                                           (969,861)             887,802
      (Decrease) in prepaid expenses and other                                      (46,782)              21,543
      Decrease in accounts payable                                                 (870,982)            (527,219)
      Decrease in accrued expenses                                                 (597,089)            (542,760)


Net cash used in operating activities                                            (2,929,009)            (297,935)


INVESTING ACTIVITIES
Purchase of property, plant and equipment                                          (271,207)            (269,645)
Sale of short-term investment securities                                          1,191,379
Purchase of Zema and St. JON net assets, net of cash acquired                      (121,120)


Net cash provided by (used in) investing activities                                 799,052             (269,645)


FINANCING ACTIVITIES
(Repayment) borrowings of long-term debt and notes payable, net                   2,646,089             (517,871)
Issuance of stock to directors                                                                             7,000
Purchase of Treasury Stock                                                                               (29,556)


Net cash provided by (used in) financing activities                               2,646,089             (540,427)



Increase (decrease) in cash and cash equivalents                                    516,132           (1,108,007)
Cash and cash equivalents, beginning of period                                    2,330,685            2,186,877


Cash and cash equivalents, end of period                                   $      2,846,817    $       1,078,870




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

AGRI-NUTRITION GROUP LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
PAGE 4
--------------------------------------------------------------------------------



                                                                     Common Stock in
                                      Common Stock                Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit       Total

Balance, October 31,
   1996                    8,430,949  $   84,309  $ 14,817,183    (25,650)   $  (49,986)  $ (529,171)  $ 14,322,335

Issuance of stock to
   directors and officers
   (unaudited)                 5,600          56         6,944                                                7,000

Treasury stock
   purchased (unaudited)                                          (21,200)      (29,556)                    (29,556)

Net loss (unaudited)                                                                         (79,300)       (79,300)
                         -------------------------------------------------------------------------------------------

Balance, April 30,
   1997 (unaudited)        8,436,549  $   84,365  $ 14,824,127    (46,850)   $  (79,542)  $ (608,471)  $ 14,220,479
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

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------


1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated balance sheet as of April 30, 1997, the consolidated statements of operations for the three and six-month periods ended April 30, 1996 and 1997, the consolidated statements of cash flows for the six-month periods ended April 30, 1996 and 1997 and the consolidated statement of shareholders' equity for the six-month period ended April 30, 1997 have been prepared by Agri-Nutrition Group Limited ("the Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended April 30, 1996 and 1997 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended April 30, 1996 and 1997, respectively, are not necessarily indicative of the operating results for the full year.

2.     ORGANIZATION

     Organized in 1993, Agri-Nutrition Group Limited (the "Company") manufactures and distributes animal health and pet care products. In September 1993, through its wholly-owned subsidiary, PM Resources, Inc. ("Resources"), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business of the Consumer Products Division (the "Business") of Purina Mills, Inc. ("Purina"). Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

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

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------


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

4.     INVENTORIES

              Inventories consist of the following:

                                          OCTOBER 31,           APRIL 30,
                                              1996                 1997
Raw materials                        $      3,700,881    $       3,508,667
Work-in-process                               312,300              302,870
Finished goods                              2,508,959            1,822,935

                                            6,522,140            5,634,472
Less:  reserve for excess and
       obsolete inventories                  (148,432)            (148,566)

                                     $      6,373,708    $       5,485,906


5.     FINANCING

              The Company has revolving credit facilities that aggregated $7.65 million at April 30, 1997. In May 1997, the Company's bank executed a commitment letter regarding modification of the Company's existing credit agreements that would increase the aggregate lines by $650,000, extend their maturity dates through March 31, 1999, lower the interest rates and commitment fees charged and revise certain of the debt covenants. The facilities as modified would consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The interest rate would range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the amended agreements. At April 30, 1997, assuming the proposed amendments then had been effective, the interest rate charged on borrowings outstanding under the agreements would have been 8.50%, which is the bank's prime rate, and approximately $2.8 million would have been available.

              At April 30, 1997, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements.

AGRI-NUTRITION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------


              In April 1997, the Company restructured its debt agreement with the former owner of St. JON, who is the president of the Company's St. JON subsidiary. Under the revised agreement, the Company paid $500,000 in April 1997, in addition to the $450,000 scheduled payment, and will pay off the remaining amounts in five annual installments of $324,563 beginning in March 1998. The interest rate on the note was not revised and is fixed at 7.6% per annum.

6.     RELATED PARTY TRANSACTIONS

              See Note 13 to the Company's Consolidated Financial Statements in the 1996 Annual Report for a discussion regarding related party transactions.

7.     EMPLOYEE BENEFIT PLANS

              During the six months ended April 30, 1997, options to purchase 10,000 shares of the Company's common stock were granted to employees in connection with the Company's 1996 Incentive Stock Plan. The exercise prices of the options were $1.1875 per share, which approximated the fair value on the dates of grant. These options vest ratably over three years from the date of grant and will expire ten years from the grant date. No shares or options were issued in connection with 1995 Incentive Stock Plan or the Company's Incentive Stock Plan. See Note 12 to the Company's financial statements in the 1996 Annual Report for a discussion of the Company's incentive stock plans.

8.     COMMITMENTS AND CONTINGENCIES

              From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's costs and any potential judgments resulting from such claims and actions will be covered by the Company's product liability insurance, except for deductible limits. The Company intends to defend such claims and actions in cooperation with its insurers. It is management's opinion that, in any event, their outcome would not have a material effect on the Company's financial position or results of operations. See Note 6 to the Company's Consolidated Financial Statements in the 1996 Annual Report for a discussion of the Company's environmental policy.

9.     TERMINATION OF ANTHONY PRODUCTS LETTER OF INTENT

               In March 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company recorded a $202,000 pre-tax charge in the second quarter of fiscal 1997. Such amount is included in other income (expense) in the accompanying consolidated statement of operations. Net income excluding the impact of this charge for the three and six month periods ended April 30, 1997 would have been $78,000 and $48,000, respectively.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 8
--------------------------------------------------------------------------------


OVERVIEW

              Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufacturers and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering of Common Stock ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON"), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. Although the focus of the Company's business strategy historically has been the acquisition of animal health and related companies, in August 1996, management announced the completion of the acquisition phase of the Company's strategy and its increased focus on internal growth, while continuing to pursue strategic acquisitions and alliances. Also announced in August 1996 was a management restructuring related to this increased focus on internal growth. Management anticipates annual savings of approximately $600,000 related to this restructuring primarily as a result of a reduction in executive salaries.

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

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 9
--------------------------------------------------------------------------------



                                                                (DOLLARS IN 000'S)

                                        THREE MONTHS ENDED APRIL 30,    SIX MONTHS ENDED APRIL 30,

                                      1996                 1997                 1996                 1997

                                 DOLLAR    % OF      DOLLAR     % OF      DOLLAR     % OF      DOLLAR     % OF
                                 AMOUNT  NET SALES   AMOUNT   NET SALES  AMOUNT   NET SALES     AMOUNT  NET SALES
Net sales
   Ingredients...............  $  1,568    16.9%     $ 1,762    18.2%    $  4,052    23.0%    $ 4,490     22.6%
   Specialty products........     7,728    83.1        7,902    81.8       13,543    77.0      15,330     77.4

     Total net sales.........     9,296   100.0        9,664   100.0       17,595   100.0      19,820    100.0

Cost of sales................     7,240    77.9        7,493    77.5       14,042    79.8      15,796     79.7

Gross profit.................     2,056    22.1        2,171    22.5        3,553    20.2       4,024     20.3

Selling, general and
  administrative expense.....     1,848     19.9       1,873    19.4        3,515    20.0       3,590     18.1

Research and development.....        59      .6           36      .4          116      .7          84       .4

Operating income (loss)......       149     1.6          263   2.7            (78)  (.4)          350      1.8


THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

       Total net sales increased 4% from $9.3 million in fiscal 1996 to $9.7 million for 1997, reflecting a 2% increase in higher margin specialty product sales and a 12% increase in ingredients sales. Higher volume of ingredients shipments, as well as changes in product mix, compared to the prior year caused an increase in ingredients sales of $.2 million from $1.6 million in 1996 to $1.8 million in 1997. The increased sales of lower margin ingredients had minimal impact on gross profit. Specialty products sales increased $.2 million, or 2%, compared to the same period of the prior year. Sales from the branded, pet care businesses grew 26% which is primarily attributable to the new products introduced during fiscal 1996, and strong growth from the Company's sales and distribution operation in the United Kingdom. Sales of specialty products to Purina Mills decreased $.8 million compared to the prior year, due to timing of shipments between periods. Year-to-date sales of specialty products to this customer have decreased 17%. For the three months ended April 30, 1997, total sales to Purina Mills were $2.4 million compared to $3.0 million during the same period in fiscal 1996.

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

       Gross profit increased from $2.1 million in 1996 (22.1% of net sales) to $2.2 million in 1997 (22.5% of net sales), primarily due to the increased specialty products sales in 1997.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 10
--------------------------------------------------------------------------------


       Selling, general and administrative expenses were $1.85 million in both 1996 and 1997, but decreased as a percent of net sales from 19.9% in 1996 to 19.4% in 1997. The decrease in selling, general and administrative expenses as a percent of sales is primarily related to the impact of the corporate management restructuring announced in August 1996. The increase in net sales of ingredients, as discussed above, with relatively little related change in selling, general and administrative expenses, also contributed to the decrease in selling, general and administrative expenses as a percentage of sales.

       The factors discussed above resulted in operating income of approximately $260,000 during the three months ended April 30, 1997, a $110,000 improvement compared to the operating income of approximately $150,000 in the prior year.

       Interest expense was approximately $.15 million in 1996 and 1997.

       In March, 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company recorded a $202,000 pre-tax charge in the second quarter of fiscal 1997. Such amount was included in other income (expense) in the Company's consolidated statement of operations.

       The effective income tax rate of the Company was 38% and 37% for 1996 and 1997, respectively. The aggregate amount of the deferred tax asset valuation allowance at April 30, 1997 was approximately $.1 million.

       Net income, excluding the impact of the Anthony Products charge noted above for the three months ended April 30, 1997, would have been $78,000, compared to a net income for the three months ended April 30, 1996 of $32,000.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

       Total net sales increased 13% from $17.6 million in fiscal 1996 to $19.8 million for 1997, reflecting a 13% increase in higher margin specialty product sales and an a 11% increase in ingredients sales. Higher volume of ingredients shipments compared to the prior year was the most significant factor causing an increase in ingredients sales of $.4 million from $4.1 million in 1996 to $4.5 million in 1997. The cost of ingredients during the quarter was slightly higher than that during the first quarter of 1996 due to pricing and product mix, also contributing to the increase in sales. The increased sales of lower margin ingredients had minimal impact on gross profit. Specialty products sales increased $1.8 million, or 13%, compared to the same period of the prior year, reflecting strong sales of rodenticides and new contract manufacturing business at Resources. In addition, sales from the branded, pet care businesses grew 26% primarily reflecting the impact of new products introduced during fiscal 1996, and strong growth from the Company's sales and distribution operation in the United Kingdom.

       The Company's manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills had guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ended October 31, 1996 expired as of that date. Although the Company expects to have a supply relationship with Purina Mills, there can be no assurance what level of sales or income will be obtained in the future. Sales to Purina Mills totaled $6.8 million for the six months ended April 30, 1996 and 1997.

       Gross profit increased from $3.6 million in 1996 (20.2% of net sales) to $4.0 million in 1997 (20.3% of net sales), primarily due to the increased specialty products sales in 1997.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 11
--------------------------------------------------------------------------------


       Selling, general and administrative expenses were approximately $3.5 million in both 1996 and 1997, but decreased as a percent of net sales from 20.0% in 1996 to 18.1% in 1997. The decrease in selling, general and administrative expenses as a percent of sales is primarily related to the impact of the corporate management restructuring announced in August 1996. The increase in net sales of ingredients, as discussed above, with relatively little related change in selling, general and administrative expenses, also contributed to the decrease in selling, general and administrative expenses as a percentage of sales.

       The factors discussed above resulted in operating income of approximately $350,000 during the six months ended April 30, 1997, a $428,000 improvement compared to the operating loss of approximately $78,000 in the prior year.

       Interest expense was approximately $.3 million in 1996 and 1997, with an increase that reflects increased debt balances that resulted from the Company's investment in inventory related to new product introductions subsequent to the first quarter of fiscal 1996 and increased sales volume in fiscal 1997.

       In March, 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company recorded a $202,000 pre-tax charge in the second quarter of fiscal 1997. Such amount was included in other income (expense) in the Company's consolidated statement of operations.

       The effective income tax rate of the Company was 38% for 1996 and 1997. The aggregate amount of the deferred tax asset valuation allowance at April 30, 1997 was approximately $.1 million.

       Net income, excluding the impact of the Anthony Products charge noted above for the six months ended April 30, 1997, would have been $48,000, compared to a net loss for the six months ended April 30, 1996 of $144,000.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. The Company's cash balance of $1.1 million at April 30, 1997 principally reflects remaining net proceeds from the IPO which are available for further acquisition funding requirements. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds for the acquisition and related expenses in 1995 and will require additional payments of $.3 million plus interest prior to April 1998, and potentially additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. During the three months ended April 30, 1997, the Company utilized approximately $1.0 million of cash related to payment of this obligation and restructured the agreement, with annual payments of $325,000 being required over the five years commencing March 31, 1998. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1 million including related expenses at closing, and will require additional consideration based on shipments of Bromethalin to Purina Mills over a five-year period. The Company's cash balances continue to be invested in high-grade, short-term interest-bearing obligations (primarily discount and demand notes with maturities of three months or less, and high-grade, corporate bonds and notes) pending their specific use. Speculative use of derivatives is prohibited by the Company's investment policy.

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 12
--------------------------------------------------------------------------------


       During the six months ended April 30, 1996 and 1997, cash used by operations approximated $2.9 million and $.3 million, respectively, which was primarily related to funding seasonal working capital requirements. The decrease in cash utilized in 1997 compared to 1996 was primarily due to emphasis placed on the operating companies to control and reduce inventory levels, as well as certain changes to the product mix at Resources which decreases the required investment in inventory at that location.

       The Company has revolving credit facilities that aggregated $7.65 million at April 30, 1997. In May 1997, the Company's bank executed a commitment letter regarding modification of the Company's existing credit agreements that would increase the aggregate lines by $650,000, extend their maturity dates through March 31, 1999, lower the interest rates and commitment fees charged and revise certain of the debt covenants. The facilities as modified would consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The interest rate would range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the amended agreements. At April 30, 1997, assuming the proposed amendments then had been effective, the interest rate charged on borrowings outstanding under the agreements would have been 8.50%, which is the bank's prime rate, and approximately $2.8 million would have been available. The agreements allow the Company to sweep all cash balances against outstanding borrowings, thus reducing the Company's overall interest expense.

       In December 1995, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. As of April 30, 1997, 46,850 shares had been repurchased under this program at an aggregate cost of $79,542.

       Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the six months ended April 30, 1997 were approximately $.3 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which approximate current depreciation expense.

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

NEW ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic

AGRI-NUTRITION GROUP LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
--------------------------------------------------------------------------------


and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company will adopt FAS 128 effective with its fiscal 1998 first quarter, and anticipates that, when adopted, FAS 128 will not have a material effect on its reported earnings per common share.

AGRI-NUTRITION GROUP LIMITED

PART II - OTHER INFORMATION
PAGE 14
--------------------------------------------------------------------------------

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

AGRI-NUTRITION GROUP LIMITED


 /s/ Robert J. Elfanbaum
-----------------------------------------------------

Robert J. Elfanbaum
Vice President and Chief Financial Officer
June 13, 1997