Form 10-Q
period 1997-07-31
AGRI NUTRITION GROUP LTD
filed 1997-09-15
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 1997

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

                             Yes           X                      No



The number of shares of common stock outstanding at September 12, 1997 is 8,451,505 shares.

AGRI-NUTRITION GROUP LIMITED


Index
--------------------------------------------------------------------------------


                                                                           Page


Financial information

Financial Statements

   Consolidated Balance Sheet -
    October 31, 1996 and
    July 31, 1997 (Unaudited)                                               1

   Consolidated Statement of Operations -
    three and nine months ended July 31, 1996
    and 1997 (Unaudited)                                                    2

   Consolidated Statement of Cash Flows -
    nine months ended July 31, 1996
    and 1997 (Unaudited)                                                    3

   Consolidated Statement of Shareholders' Equity -
      nine months ended July 31, 1997
      (Unaudited)                                                           4

   Notes to Consolidated Financial Statements                               5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                        9


Other information

Item 6. Exhibits and Reports on Form 8-K                                   15

Signature                                                                  15

AGRI-NUTRITION GROUP LIMITED

Consolidated Balance Sheet
Page 1
--------------------------------------------------------------------------------


                                                                               October 31,           July 31,
                                                                                 1996                 1997
                                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $      2,186,877    $       1,271,070
   Accounts receivable                                                            3,065,612            4,318,446
   Inventories                                                                    5,863,548            4,972,889
   Prepaid expenses and other assets                                              1,168,377            1,067,314
   Net assets of discontinued operations                                          1,347,539                4,141
                                                                           ----------------    -----------------

                                                                                 13,631,953           11,633,860

Property, plant and equipment, net                                                4,798,813            4,922,008
Goodwill                                                                          6,372,687            6,219,792
Other assets                                                                      1,046,599            1,004,137
                                                                           ----------------    -----------------

                                                                           $     25,850,052    $      23,779,797
                                                                           ----------------    -----------------

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable                     $        487,169    $         304,769
   Accounts payable                                                               1,950,467            1,423,950
   Accrued expenses                                                               1,266,069              763,105
                                                                           ----------------     ----------------

                                                                                  3,703,705            2,491,824

Long-term debt and notes payable                                                  7,824,012            6,919,126

Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
   Common stock ($.01 par value; 20,000,000 shares
     authorized; 8,430,949 and 8,451,505 shares issued
     and outstanding, respectively)                                                  84,309               84,515
   Additional paid-in capital                                                    14,817,183           14,844,228
   Accumulated deficit                                                             (529,171)            (480,354)
                                                                           ----------------     ----------------

                                                                                 14,372,321           14,448,389
Cost of common stock held in Treasury
   (25,650 and 46,850 shares in 1996 and 1997, respectively)                        (49,986)             (79,542)
                                                                           ----------------     ----------------

                                                                                 14,322,335           14,368,847
                                                                           ----------------     ----------------


Total Liabilities and Shareholders' Equity                                 $     25,850,052    $      23,779,797
                                                                           ----------------    -----------------

                  The accompanying  notes are an integral part
                   of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Operations (unaudited)
Page 2
--------------------------------------------------------------------------------


                                                              For the three and nine months ended July 31,
                                                                  1996                               1997
                                                        Three               Nine             Three             Nine
                                                       months              months           months            months
Net sales  (including  sales of $1.1
 million and $3.8 million for the three and
 nine  months  ended July 31,  1996,
 respectively,  and $1.1  million  and $3.4
 million for the three and nine months
 ended July 31, 1997, respectively, to
 Purina Mills)                                  $     7,413,280       $  20,956,059   $    8,093,922    $     23,423,827
Cost of sales                                         5,412,880          15,626,148        5,915,757          17,329,393
                                                 --------------      --------------   --------------      --------------

Gross profit                                          2,000,400           5,329,911        2,178,165           6,094,434
Selling, general and administrative
 expenses                                             1,900,255           5,465,932        1,798,534           5,410,320
                                                 --------------      --------------   --------------      --------------

Operating income (loss)                                 100,145            (136,021)         379,631             684,114
Interest expense                                       (152,596)           (413,101)        (166,529)           (490,753)
Other income (expense) (Note 10)                         26,931             133,655           16,045            (138,375)
                                                 --------------      --------------   --------------      --------------

Income (loss) before income tax
 benefit (provision)                                    (25,520)           (415,467)         229,147              54,986
Income tax benefit (provision)                            6,178             154,946          (87,792)            (20,828)
                                                 --------------      --------------   --------------      --------------

Income (loss) from continuing operations                (19,342)           (260,521)         141,355              34,158
Income (loss) from discontinued
 operations, net of tax benefit (Note 3)                  9,868             106,940          (13,238)             14,659
                                                 --------------      --------------    --------------     --------------


Net income (loss)                                $       (9,474)     $     (153,581)   $     128,117      $       48,817
                                                 --------------      --------------    -------------      --------------


Primary net income (loss) per common
 and common equivalent share (Note 4):
   Income (loss) from continuing operations                  --                (.03)             .02                 .01
   Income (loss) from discontinued operations                --                 .01               --                  --
                                                 --------------      --------------    -------------      --------------


                                                 $           --      $         (.02)   $         .02      $          .01
                                                 --------------      --------------    -------------      --------------


Fully diluted net income (loss) per
 common and common equivalent share (Note 4):
   Income (loss) from continuing operations                  --                (.03)             .02                 .01
   Income (loss) from discontinued operations                --                 .01               --                  --
                                                 --------------      --------------   --------------      --------------


                                                 $           --      $         (.02)   $         .02      $          .01
                                                 --------------      --------------    -------------      --------------


Primary common and common equivalent
 shares outstanding (Note 4)                          8,402,845           8,401,848        8,577,092           8,570,765
                                                 --------------      --------------    -------------      --------------


Fully diluted common and  common
 equivalent shares outstanding (Note 4)               8,402,845           8,401,848        8,577,092           8,570,765
                                                 --------------      --------------    -------------      --------------


                      The accompanying  notes are an integral part
                       of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Cash Flows (unaudited)
Page 3
--------------------------------------------------------------------------------


                                                                                    For the nine months
                                                                                      ended July 31,
                                                                                 1996                 1997
Operating activities
Net income (loss) from continuing operations                               $       (260,521)   $          34,158
Adjustments to reconcile net loss income (loss) from continuing operations to net cash used in operating activities:-
   Depreciation and amortization                                                    607,478              642,871
   Income from discontinued operations, net of taxes (Note 3)                       106,940               14,659
   Change in net assets from discontinued operations (Note 3)                      (403,101)           1,343,398
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                            (1,016,136)          (1,252,834)
      (Increase) decrease in inventories                                         (1,506,864)             890,659
      Decrease in prepaid expenses and other assets                                   8,014              101,063
      Decrease in accounts payable                                                 (178,907)            (526,517)
      Decrease in accrued expenses                                                 (506,378)            (502,964)
                                                                            ---------------      ---------------

Net cash (used in) provided by operating activities                              (3,149,475)             744,493
                                                                            ---------------      ---------------

Investing activities
Purchase of property, plant and equipment                                          (399,519)            (570,709)
Purchase of Bromethalin Assets                                                     (850,771)
Sale of short-term investment securities                                          1,191,379
Purchase of Zema and St. JON net assets, net of cash acquired                      (220,474)
                                                                            ---------------      ---------------

Net cash used in investing activities                                              (279,385)            (570,709)
                                                                            ---------------      ---------------

Financing activities
(Repayment) borrowings of long-term debt and notes payable, net                   3,221,982           (1,087,286)
Issuance of stock to directors                                                       19,995               27,251
Purchase of Treasury Stock                                                          (49,986)             (29,556)
Repayment of employee stock purchase loans                                           30,000
                                                                            ---------------       --------------

Net cash provided by (used in) financing activities                               3,221,991           (1,089,591)
                                                                            ---------------       --------------


Decrease in cash and cash equivalents                                              (206,869)            (915,807)
Cash and cash equivalents, beginning of period                                    2,330,685            2,186,877
                                                                            ---------------        -------------

Cash and cash equivalents, end of period                                    $     2,123,816        $   1,271,070
                                                                            ---------------        -------------



                The accompanying  notes are an integral part
                 of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Shareholders' Equity
Page 4
--------------------------------------------------------------------------------



                                                                   Common Stock in
                                      Common Stock                Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit       Total
Balance, October 31,
   1996                    8,430,949  $   84,309  $ 14,817,183    (25,650)   $  (49,986)  $ (529,171)  $ 14,322,335

Issuance of stock to
   directors and officers
   (unaudited)                20,556         206        27,045                                               27,251

Treasury stock
   purchased (unaudited)                                          (21,200)      (29,556)                    (29,556)

Net income (unaudited)                                                                        48,817         48,817
                            ---------  ----------  ------------   ----------  -----------   --------    -----------

Balance, July 31,
   1997 (unaudited)        8,451,505  $   84,515  $ 14,844,228    (46,850)   $  (79,542)  $ (480,354)  $ 14,368,847
                           =========  ==========  ============    ========   ===========  ===========  ============


                 The accompanying  notes are an integral part
                  of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 5
--------------------------------------------------------------------------------


1.     Unaudited consolidated financial statements

              The   consolidated   balance  sheet  as  of  July  31,  1997,  the
       consolidated statements of operations for the three and nine-month periods ended July 31, 1996 and 1997, the consolidated statements of cash flows for the nine-month periods ended July 31, 1996 and 1997 and the consolidated statement of shareholders' equity for the nine-month period ended July 31, 1997 have been prepared by Agri-Nutrition Group Limited ("the Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended July 31, 1996 and 1997 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended July 31, 1996 and 1997, respectively, are not necessarily indicative of the operating results for the full year.

              The consolidated financial statements have been restated to reflect the Company's Ingredients segment as a discontinued operation in accordance with Accounting Principles Board Opinion No.
       30 ("APB 30") (see Note 3).

2.     Organization

              Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, through its wholly-owned subsidiary, PM Resources, Inc. ("Resources"), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business of the Consumer Products Division (the "Business") of Purina Mills, Inc. ("Purina"). Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

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

              See Note 3 to the Company's Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended October 31, 1996 ("1996 Annual Report") for additional information related to the acquisitions of Zema and St. JON, including information regarding the additional purchase price which must be paid to the former owner of Zema if Zema achieves certain financial goals. In addition, see
       Note 4 to the Company's Consolidated Financial Statements included in the 1996 Annual Report for information about the Company's acquisition of the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin (the "Bromethalin Assets"), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator
       (PCO) markets, including information regarding additional consideration to be paid based on shipments of Bromethalin to Purina over a five-year period.

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 6
--------------------------------------------------------------------------------


3.     Discontinued operations

              In June 1997, Purina notified the Company that they would no longer require the Company's services to distribute ingredients to Purina's various plants. Consequently, in July 1997, the Company distributed all of its remaining ingredients inventories to Purina and discontinued its operations in this area. This segment of the Company's business has been accounted for and presented as a discontinued operation in accordance with APB 30 for all periods reflected herein. At July 31, 1997, substantially all of the net assets relating to the Ingredients segment have either been disposed or have been deployed into the Company's existing operations.

              Management does not anticipate that the Ingredients segment will have any significant operations in the future. Furthermore, management does not believe that there are any separately identifiable fixed assets related to the Ingredients segment and proceeds, if any, related to disposition of such net assets subsequent to the June 1997 measurement date will not result in a material net gain or loss in future periods. However, the ultimate financial impact of the discontinuation of the segment could differ from management's current estimates.

              The operating (unaudited) results of the discontinued operations are summarized as follows:

                                                                 For the three and nine months ended July 31,
                                                            1996                               1997
                                                    Three            Nine             Three             Nine
                                                   months           months           months            months
      Net sales                                $   1,311,323    $   5,363,560     $     942,958    $   5,433,411
                                               -------------    -------------     -------------    -------------

      Income (loss) before tax benefit
       (provision)                             $      16,046    $     173,886     $     (21,526)   $      23,835
      Income tax benefit (provision)                  (6,178)         (66,946)            8,288           (9,176)
                                               -------------    -------------     -------------    -------------

      Net income (loss)                        $       9,868    $     106,940     $     (13,238)   $      14,659
                                               -------------    -------------     -------------    -------------


             The net assets of discontinued operations are summarized as follows:

                                                                       October 31, 1996           July 31, 1997
                                                                                        (unaudited)
      Current assets, primarily accounts receivable
        and inventories                                                $      1,738,000          $      102,794
      Property, plant and equipment, net                                        109,000
      Current liabilities                                                      (499,461)                (98,653)
                                                                       ----------------          --------------

      Net assets of discontinued operations                            $      1,347,539          $        4,141
                                                                       ----------------          --------------


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

       Net loss per common and common equivalent share

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 7
--------------------------------------------------------------------------------


             Net loss per common and common equivalent share is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods presented, using the treasury stock method. The calculation does not reflect common stock equivalent shares when their inclusion in such calculation would have been anti-dilutive.

5.     Inventories

             Inventories of the Company's specialty products segment consist of the following:

                                              October 31,           July 31,
                                                 1996                 1997
       Raw materials                      $      3,700,881    $       3,400,452
       Work-in-process                             312,300              275,043
       Finished goods                            1,998,799            1,448,235
                                          ----------------     ----------------

                                                 6,011,980            5,123,730
       Less:  reserve for excess and
           obsolete inventories                   (148,432)            (150,841)
                                          ----------------     ----------------

                                          $      5,863,548     $      4,972,889
                                          ----------------     ----------------


6.     Financing

              The Company has revolving credit facilities which aggregated $8.125 million at July 31, 1997. In June 1997, the Company modified its existing credit agreements increasing the aggregate lines by $650,000, extending their maturity dates through March 31, 1999, lowering the interest rates and commitment fees charged and revising certain of the debt covenant calculations. The amended facilities consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At July 31, 1997, the interest rate charged on borrowings outstanding under the agreements, as amended, was 8.50% which is the bank's prime rate. At July 31, 1997, approximately $2.5 million is available for additional borrowings under these facilities.

              At  July  31,  1997,  the  Company  and its  subsidiaries  were in
       compliance   with  all  covenants   related  to  its  various   financing
       arrangements.

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

7.     Related Party Transactions

              See Note 13 to the Company's  Consolidated Financial Statements in
       the  1996  Annual  Report  for  a  discussion   regarding  related  party
       transactions.

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 8
--------------------------------------------------------------------------------


8.     Employee benefit plans

              During the nine months ended July 31, 1997, options to purchase 12,000 shares of the Company's common stock were granted to employees in connection with the Company's 1996 Incentive Stock Plan. The exercise prices of the options ranged from $1.1875 to $1.375 per share, which approximated the fair value on the dates of grant. These options vest ratably over three years from the date of grant and will expire ten years from the grant date. No shares or options were issued in connection with 1995 Incentive Stock Plan or the Company's 1994 Incentive Stock Plan. See
       Note 12 to the Company's financial statements in the 1996 Annual Report for a discussion of the Company's incentive stock plans.

9.     Commitments and contingencies

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

10.    Acquisitions

       Mardel Laboratories Letter of Intent

              In July 1997, the Company entered into a letter of intent to acquire Mardel Laboratories, Inc., a private company that is a developer, manufacturer and marketer of high quality care products to the pet industry. Mardel's expertise extends to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories. Mardel had sales of approximately $7.6 million for the year ended December 31, 1996. The transaction is subject to completion of due diligence and negotiation of a definitive agreement. Management expects that the purchase price will be paid with cash and common stock, the cash portion of which will be funded by a combination of bank financing and available funds. Management expects the transaction to be completed by September 30, 1997.

       Termination of Anthony Products Letter of Intent

               In March 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company recorded a $202,000 pre-tax charge in the second quarter of fiscal 1997. Such amount is included in other income (expense) in the accompanying consolidated statement of operations. Net income excluding the impact of this charge for the nine month period ended July 31, 1997 would have been approximately $174,000.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 9
--------------------------------------------------------------------------------

Overview

       Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufacturers and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering of Common Stock ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON"), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. In July 1997, the Company entered into a letter of intent to acquire Mardel Laboratories, Inc., a private company that is a developer, manufacturer and marketer of high quality care products to the pet industry. Mardel's expertise extends to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories. Mardel had sales of approximately $7.6 million for the calendar year ended December 31, 1996. Management expects the transaction to be completed by September 30, 1997.

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

       The Company has historically reported certain financial information for two segments - ingredients and specialty products. Ingredients consist of feed products that are purchased or blended by the Company and distributed for Purina Mills (see Note 14 to the Company's Consolidated Financial Statements included in the 1996 Annual Report). Specialty products consist of all other products formulated, manufactured, and distributed by the Company to various customers, including Purina Mills. Included in the specialty products segment are sales of private label and branded products for which the Company manufactures goods using registrations and/or formulas owned by the Company, and sales of products manufactured under contract for which the Company manufactures products using the customers' registrations and/or formulas. While the Company believes segment data is meaningful for net sales, the Company does not believe segment data for costs of sales and administrative costs are necessarily relevant to understanding the Company's business. Costs of sales, other than raw materials, and administrative costs incurred in the servicing of the two segments are joint in nature and essentially invariable, particularly within the levels of sales volume experienced within the reporting periods. The supporting asset base, excluding inventories, is also joint in nature.

       Given the acquisitions of businesses with branded, consumer-targeted products in 1995 and the continued emphasis on growth of the specialty product segment, the significance of the ingredients segment has decreased in fiscal 1996 and 1997. As discussed in prior filings, management expected this trend to continue in the future. In June 1997, Purina notified the Company that they would no longer require the Company's services to distribute ingredients to Purina's various plants. Consequently, in July 1997, the Company distributed all of its remaining ingredients inventories to Purina and discontinued its operations in its ingredients segment. This segment is accounted for as discontinued operations in accordance with APB 30. Accordingly, the Company has reported the Segment as discontinued operations and the consolidated financial statements have been reclassified to report separately the financial position and operating results of the Segment. The Company's consolidated operating results

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 10
--------------------------------------------------------------------------------


for the three and nine months ended July 31, 1997 have been restated to reflect the Company's continuing operations related to its specialty products business.

                                                               (Dollars in 000's)

                                        Three months ended July 31,                      Nine months ended July 31,
                                 ----------------------------------------          ----------------------------------------
                                      1996                    1997                           1996                 1997
                                 -------------------    -----------------          -------------------     ----------------
                                  Dollar     % of        Dollar    % of             Dollar       % of       Dollar    % of
                                  amount   net sales     amount  net sales          amount    net sales     amount  net sales
Net sales....................     7,413      100.0        8,094    100.0            20,956      100.0        23,424    100.0

Cost of sales................     5,413       73.0        5,916     73.1            15,626       74.6        17,330     74.0

Gross profit.................     2,000       27.0        2,178     26.9             5,330       25.4         6,094     26.0

Selling, general and
  administrative expense          1,900       25.6        1,798     22.2             5,466       26.1         5,410     23.1

Operating income (loss) from
  continuing operations             100        1.4          380      4.7              (136)       (.7)          684      2.9


Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

       Total net sales increased 9% from $7.4 million in fiscal 1996 to $8.1 million for 1997, reflecting an increase in higher margin specialty product sales, which comprise all sales from continuing operations. Sales of pet care products grew 24% which is primarily attributable to the new products introduced during fiscal years 1996 and 1997, and continued strong growth from the Company's sales and distribution operation in the United Kingdom.

       The Company's manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills had guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ended October 31, 1996 expired as of that date. Although the Company continues to have a supply relationship with Purina Mills, there can be no assurance what level of sales or income will be obtained in the future. Sales to Purina Mills, excluding Ingredients which were discontinued in July 1997, were approximately $1.1 million for both the three months ended July 31, 1997 and 1996.

       Gross profit increased from $2.0 million in 1996 (27.0% of net sales) to $2.2 million in 1997 (26.9% of net sales), primarily due to the increased sales in 1997.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 11
--------------------------------------------------------------------------------


       Selling, general and administrative expenses were $1.9 million in 1996 compared to $1.8 million in 1997 and decreased as a percent of net sales from 25.6% in 1996 to 22.2% in 1997. The decrease in selling, general and administrative expenses as a percent of sales is primarily related to the impact of the corporate management restructuring announced in August 1996.

       The factors discussed above resulted in operating income from continuing operations of approximately $380,000 during the three months ended July 31, 1997, a $280,000 improvement compared to the operating income from continuing operations of approximately $100,000 in the prior year.

       Interest expense was approximately $.15 million in 1996 and $.17 million in 1997.

       The effective income tax rate on income from continuing operations of the Company was approximately 38.5% for 1996 and 1997, respectively. The aggregate amount of the deferred tax asset valuation allowance at July 31, 1997 was approximately $.1 million.

       Net income from continuing operations for the three months ended July 31, 1997, was $141,000 compared to a net loss from continuing operations for the three months ended July 31, 1996 of $19,000.

       Ingredients sales increased from $1.3 million in 1996 to $.9 million in 1997. Income from discontinued operations for the third quarter of 1997 decreased approximately $23,000 from $10,000 of net income in 1996 to a net loss of $13,000 in 1997. This is primarily attributable decreased volume during the quarter as the Company distributed its remaining Ingredients inventories. Management does not anticipate any material gains or losses related to the Ingredients segment.

       Net income for the third quarter of 1997 was $128,000 and earnings per common share was $0.02 compared to a net loss of $9,000 in the third quarter of 1996.

Nine Months Ended July 31, 1997 Compared to Nine Months Ended July 31, 1996

       Total net sales increased from $21.0 million in fiscal 1996 to $23.4 million for 1997, reflecting a 12% increase in the Company's higher margin specialty product. The increase in sales from the pet care businesses grew 23% primarily reflecting the impact of new products introduced into the veterinary channel during fiscal 1996 and 1997, and continued strong growth from the Company's sales and distribution operation in the United Kingdom which was acquired in July 1996.

       The Company's manufacturing and supply agreement with Purina Mills pursuant to which Purina Mills had guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ended October 31, 1996 expired as of that date. Although the Company expects to have a supply relationship with Purina Mills, there can be no assurance what level of sales or income will be obtained in the future. Sales to Purina Mills, excluding sales of Ingredients which were discontinued in July 1997, totaled $3.4 million for the nine months ended July 31, 1997 compared to $3.8 million during the nine months ended July 31, 1996.

       Gross profit increased from $5.3 million in 1996 (25.4% of net sales) to $6.1 million in 1997 (26.0% of net sales), primarily due to the increased sales in 1997.

       Selling, general and administrative expenses were approximately $5.5 million in 1996 and $5.4 million in 1997, decreasing as a percent of net sales from 26.1% in 1996 to 23.1% in 1997. The decrease in selling, general and administrative expenses as a percent of sales is related to the impact of

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------


the corporate management restructuring announced in August 1996, combined with decreases in expenses incurred at the operating companies.

       The factors discussed above resulted in operating income from continuing operations of approximately $684,000 during the nine months ended July 31, 1997, an $820,000 improvement compared to the operating loss of approximately $136,000 in the prior year.

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

       The effective income tax rate of the Company was 38% for 1996 and 1997. The aggregate amount of the deferred tax asset valuation allowance at July 31, 1997 was approximately $.1 million.

       Net income from continuing operations for the nine months ended July 31, 1997, excluding the impact of the Anthony Products charge noted above, would have been $140,000, compared to a net loss from continuing operations for the nine months ended July 31, 1996 of $261,000. Including the Anthony Products charge, net income from continuing operations for the nine months ended July 31, 1997 was $34,000.

       Ingredients  sales  were  approximately  $5.4  million  in 1996 and 1997.
Income from discontinued operations for the third quarter of 1997 decreased approximately $92,000 from $107,000 in 1996 to $15,000 in 1997. This is primarily attributable to decreasing margins from the sales of Ingredients compared to the prior year, combined with decreased volume of units shipped in 1997. In July 1997, the Company shipped its remaining Ingredients inventory and discontinued operations in the Segment.

       Net income in 1997 of $49,000 increased by approximately $200,000 compared to the net loss of $154,000 in 1996.

Liquidity and Capital Resources

       The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. The Company's cash balance of $1.3 million at July 31, 1997 principally reflects remaining net proceeds from the IPO which are available for further acquisition funding requirements. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds for the acquisition and related expenses in 1995 and will require additional payments of $.3 million plus interest prior to April 1998, and potentially additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. During fiscal 1997, the Company utilized approximately $1.0 million of cash related to payment of this obligation and restructured the agreement, with annual payments of $325,000 being required over the five years commencing March 31, 1998. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1 million including related expenses

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------


at closing, and will require additional consideration based on shipments of Bromethalin to Purina Mills over a five-year period. The Company's cash balances continue to be invested in high-grade, short-term interest-bearing obligations (primarily discount and demand notes with maturities of three months or less, and high-grade, corporate bonds and notes) pending their specific use. Speculative use of derivatives is prohibited by the Company's investment policy.

       In July 1997, the Company entered into a letter of intent to acquire Mardel Laboratories, Inc., a private company that is a developer, manufacturer and marketer of high quality care products to the pet industry. Mardel's expertise extends to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories. Mardel had sales of approximately $7.6 million for the calendar year ended December 31, 1996. The transaction is subject to
completion  of  due  diligence  and  negotiation  of  a  definitive   agreement.
Management expects that the purchase price will be paid with cash and common stock, the cash portion of which will be funded by a combination of bank financing and available funds. Management expects the transaction to be completed by September 30, 1997.

       During the nine months ended July 31, 1997, the Company used approximately $.6 million of cash related to continuing operations compared to a use of cash by continuing operations approximated $2.7 million in 1996. This reduction in cash used by continuing operations in 1997 compared to 1996 was primarily due to emphasis placed on the operating companies to control and reduce inventory levels, as well as certain changes to the product mix at Resources, including the discontinuation of the Ingredients segment, which decreased the required investment in inventory in that segment. The Company's inventories from continuing operations decreased $.9 million during 1997 compared to an increase in 1996 of $1.5 million during the first nine months of the prior year. The discontinuation of the ingredients segment generated cash of $1.3 million during the nine months ended July 31, 1997, compared to a use of cash related to this discontinued segment of $.4 million during the comparable period in the prior year.

       The Company has revolving credit facilities which aggregated $8.125 million at July 31, 1997. In June 1997, the Company modified to the Company's existing credit agreements increasing the aggregate lines by $650,000, extending their maturity dates through March 31, 1999, lowering the interest rates and commitment fees charged and revising certain of the debt covenant calculations. The amended facilities consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At July 31, 1997, the interest rate charged on borrowings outstanding under the agreements, as amended, was 8.50% which is the bank's prime rate. Approximately $2.5 million is available under these facilities at July 31, 1997. The Company and its subsidiaries are in compliance with all covenants related to its various financing arrangements. The agreements allow the Company to sweep all cash balances against outstanding borrowings, thus reducing the Company's overall interest expense.

       In December 1995, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. As of July 31, 1997, 46,850 shares had been repurchased under this program at an aggregate cost of $79,542.

       Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------


       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the nine months ended July 31, 1997 were approximately $.3 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which approximate current depreciation expense.


Quarterly Effects and Seasonality

       Resources' results of operations historically have been seasonal, with a high percentage of its volume and earnings being generated in the second quarter (February through April) and a low percentage of its volume and earnings in the fourth quarter (August through October) of the fiscal year. However, such seasonal patterns are highly dependent on weather, feeding economics and the timing of customer orders. Furthermore, new business has not exhibited historical patterns, particularly the sales of rodenticides which had tended to be concentrated in the Company's first and fourth quarters. The results of Zema's operations also historically have been seasonal with a high volume of its sales and earnings being generated during the months of April through September. St. JON's sales and earnings historically have not been seasonal.

New Accounting Standards

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company will adopt FAS 128 effective with its fiscal 1998 first quarter, and anticipates that, when adopted, FAS 128 will not have a material effect on its reported earnings per common share.

AGRI-NUTRITION GROUP LIMITED

Part II - Other Information
Page 15
--------------------------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K.

a.     Exhibits.

       10.21 Amended and Restated Revolving Credit Agreement between St. JON Laboratories, Inc. and First Bank

       10.22 Second Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation and First Bank

       27          Financial Data Schedule

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

Robert J. Elfanbaum
Vice President and Chief Financial Officer
September 15, 1997