Form 10-K405
period 1997-10-31
AGRI NUTRITION GROUP LTD
filed 1998-01-29
CIK 922814

--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended October 31, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of January 23, 1998 (computed by reference to the closing price of such stock on the NASDAQ/National Market) was $8,150,177.

         As of January 23, 1996, there were 9,304,280 shares of the registrant's Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

          DOCUMENT                                            WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
  regarding the 1998 Annual Meeting of Stockholders                Part III


--------------------------------------------------------------------------------

                         Agri-Nutrition Group Limited

                                 FORM 10-K


                           Cross Reference Sheet

Item                                                                      Page

                                  Part I

1        Business.........................................................  2
2        Properties.......................................................  7
3        Legal Proceedings................................................  7
4        Submission of Matters to a Vote of Security Holders..............  7
4A       Executive Officers of the Registrant.............................  8

                                  Part II

5        Market for Registrant's Common Equity and
         Related Stockholder Matters......................................  8
6        Selected Financial Data..........................................  10
7        Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  11
8        Financial Statements.............................................  18
9        Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure...........................  18

                                   Part III

10       Directors and Executive Officers of the Registrant...............  18
11       Executive Compensation...........................................  18
12       Security Ownership of Certain Beneficial Owners and Management...  18
13       Certain Relationships and Related Transactions...................  18

                                    Part IV

14       Exhibits, Financial Statement Schedules and
         Reports on Form 8-K..............................................  19
         Signatures ......................................................  22

                                     Part I

Item 1.  Business.

General

         The Company manufactures and distributes a wide variety of health, grooming and nutritional products for the pet and animal health industries and selective products for the chemical specialties industry. The Company's Pet Health Care Division represents the consolidation of four businesses acquired between 1995 and 1997 -- Zema Corporation based in Raleigh, NC (Zema), St. JON Laboratories, Inc. in Los Angeles, CA (St. JON), St. JON VRx Products in London, UK, and Mardel Laboratories, Inc. of Glendale Heights, IL (Mardel). Its PM Resources division, based in St. Louis, MO (Resources), formulates private-label products for the animal health and specialty chemical industries.

Products

         The Company's products are generally ingested by or used on animals or in animal husbandry to promote health and production efficiency, or, in the case of companion animals, to promote health and hygiene. The Company also manufactures several products, including home, lawn, and garden products, and other specialty compounds unrelated to animal health and pet care. The products manufactured by the Company include:

         o medicated treatments to prevent and treat disease and/or promote growth in livestock and pets, including fish;

         o anthelmetics, or dewormers, to prevent gastrointestinal worms in livestock and pets;

         o nutritional supplements to promote animal growth and reproduction and ensure efficient feed utilization, and vitamins for dogs and cats;

         o        aquarium water conditioners and test strips;

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

         In June 1997, the Company discontinued the distribution of ingredients to Purina Mills Inc. (Purina). In July 1997, the Company distributed all of its remaining ingredients inventories to Purina and discontinued its operations in this area. This segment of the Company's business has been accounted for and presented as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" (APB 30) for all periods reflected in the Company's consolidated financial statements included herein. At October 31, 1997, substantially all of the net assets relating to the ingredients segment had either been disposed or had been deployed into the Company's other operations.


Customers

         The  Company  sells  its  products  to  approximately   850  customers,
comprised of national or dominant regional companies serving the animal health and specialty compound markets, pet product distributors, specialty pet retail stores and superstores, mass merchandisers, warehouse clubs, grocery, drug, discount, and feed stores, and veterinary clinics. The Company's employees and independent sales representatives attend all major industry trade shows to market the Company's products.

         Purina is the Company's largest single customer. During the year ended October 31, 1997, approximately 14% of net sales from continuing operations was attributable to Purina. In connection with the acquisition of HIB, the Company entered into a manufacturing and supply agreement with Purina whereby Purina agreed to purchase sufficient volume and mix of products to generate income (net of ingredient, direct manufacturing and other direct costs) of approximately $2.9 million annually for the Company through October 31, 1996. Under the terms of the agreement, Purina was required to pay the Company for its products upon delivery. Although Purina continues to be a customer of the Company, there can be no assurance as to the future level of sales to Purina.

         The Company's pet care products are sold primarily under its own brand names, including C.E.T.(R), Petrodex(R), Maracyn(R) and Zema(R), and, to a lesser extent, on a private-label basis. The Company's animal health products other than pet care products are sold primarily on a private-label basis under its customers' brand names. During the year ended October 31, 1997, branded products accounted for approximately 48% of the Company's net sales.

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

         The Company also provides distribution and warehousing services to numerous customers, including Purina. In connection with the acquisition of Purina's Health Industries Business (HIB) in September 1993, the Company and Purina entered into a warehousing and distribution agreement which was subsequently extended through April 30, 1998, under which Purina pays the Company approximately $350,000 annually for certain warehousing, distribution, inventory management, and inventory-reporting services. There can be no assurance that the Company will continue to perform such services at such rates subsequent to April 30, 1998.

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

         The Company's FDA New Animal Drug Applications (NADAs) permit the Company to sell medicated treatments, anthelmetics, feed additives, and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs' performance in the market. The Company also has FDA Manufacturing Site Approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

         The Company's trademarks relate primarily to its pet care products which are marketed under the St. JON Pet Care, Mardel, VRx, Zema and Pulvex labels. The Company's trademarks also include Petromalt, a hairball remedy for cats originally introduced in 1923; Petrodex and C.E.T., lines of dental products for dogs and cats; Petrelief, a line of dermatological products for cats and dogs; Doggydent, a line of oral hygiene products for dogs; and Maracyn, a leading fish antibiotic introduced in 1969. The trademarks must be renewed between 2000 and 2009. In addition, the Company has trademark registrations pending for various pet care products.

         The Company also has several patents covering pet toothbrushes, tartar remover, pet shampoo, and flea traps, which expire between 2004 and 2009, and the exclusive right to use several patents relating to enzyme generation formulae for use in animal toothpaste and on rawhide chews. In December 1997, the Company obtained exclusive rights to patents supporting a bioadhesive patch technology, including exclusive distribution rights to Stomadhex(TM), a chlorhexidine based antibacterial patch which can be placed in the pet's mouth following dental procedures to maintain oral health.

         In addition, the Company owns the worldwide patents for Bromethalin, a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator (PCO) markets. Certain Bromethalin patents expired in 1997 with remaining patents expiring in 1999, and the trademarks

"Trounce" and "Farmgard," used to market insecticides and supplements and rodenticides, respectively, must be renewed in 1998.

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

Competition

         The Company's competitors fall into roughly four categories: animal health distributors; manufacturers, formulators, and blenders of animal health products; pet care product producers and suppliers; and specialty chemical and pest control manufacturers. Each of these groups, with the exception of pet care product producers and suppliers, are comprised primarily of privately owned regional and local companies, although each also includes national companies that produce or distribute certain animal health and other products. The pet care product producer and supplier group is comprised of national and regional companies.

         Many of the Company's competitors in specific market niches are larger and have greater financial resources than the Company. In addition, regulatory surveillance and enforcement are accelerating, which is likely to result in fewer competitors that have even greater resources. Much of the competition in the industries served by the Company centers around price. The Company is focusing on the production of high-performance, valued-added and branded products designed to be marketed on the basis of quality as well as price.

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

         The Company's operations subject it to numerous environmental laws and regulations administered by the EPA, including the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Toxic Substances Control Act, as well as various state and municipal environmental laws and regulations. See "Legal Proceedings" for a description of a Notice of Order to Abate Violations and a Notice of Violations issued to Resources by the Missouri Department of Natural Resources (MDNR) relating to alleged violations of Missouri's hazardous waste laws and regulations. Resources has discontinued the use of underground storage tanks subject to RCRA and has submitted a closure plan to the MDNR relating to closure of its permitted hazardous waste operations.

         Although the Company believes it is in material compliance with applicable environmental laws, regulations, and permits and has a policy designed to ensure that it continues to operate in material compliance therewith, there can be no assurance that the Company will not be exposed to significant environmental liability. The Company could be held liable for property damage or personal injury caused by the release, spill, or other discharge of hazardous substances or materials and could be held responsible for cleanup of any affected sites. In connection with the acquisitions of HIB, Zema, St. JON and Mardel, the Company entered into agreements pursuant to which the former owners of such companies have agreed to indemnify the Company against liabilities, including certain environmental liabilities, relating to the use, condition, ownership, or operation of the Company's facilities prior to the acquisitions.

         The Company has environmental compliance programs addressing environmental and other regulatory compliance issues. Future developments, such as stricter environmental laws, regulations or enforcement policies, could increase the Company's environmental compliance costs. While the Company is not aware of any pending legislation or proposed regulations that, if enacted, would have a material adverse effect on the Company, there can be no assurance that future legislation or regulation will not have such effect.

Employees

         The Company has 229 full-time employees and four part-time employees. Fifty-seven of the full-time employees located at the Bridgeton, Missouri facility are represented by the International Longshoremen's Association, and eight are represented by the International Brotherhood of Electrical Workers. Such employees' wages and benefits are governed by bargaining agreements negotiated with the unions, which expire on October 31, 1998. The Company also employs an average of approximately 26 persons on a temporary basis. The number of temporary employees fluctuates on an annual basis because demand for the Company's products is seasonal. The Company considers its employee and union relations to be good.

Insurance

         The Company believes that it maintains adequate liability and property insurance coverage. There can be no assurance that the coverage will be sufficient for all future claims or that insurance will continue to be available in adequate amounts at reasonable rates.

Year 2000

         The Company utilizes computer information systems to internally record and track information, as well as interact with customers, suppliers, financial institutions and other organizations. Management has preliminarily assessed risks and costs related to addressing Year 2000 issues as they pertain to the

Company and its information systems. Based on this assessment, management does not believe that the modification of the Company's systems to address such issues will have a material impact on the Company's financial position or results of operations. However, there are numerous uncertainties relating to addressing Year 2000 issues, including actual implementation of measures to address these issues, impact of outside parties appropriately addressing these issues, and other factors, some of which may be out of the Company's control, and all of which may cause results to be different than currently anticipated by Management.

Item 2.  Properties.

         The Company owns the Bridgeton, Missouri facility at which Resources' operations are conducted and most of the equipment located on the site. The facility consists of a 176,600-square-foot manufacturing and warehousing building and three buildings for administration, retained sample storage, equipment, and maintenance.

         The Company leases its corporate headquarters in Maryland Heights, Missouri, and manufacturing, office, warehouse, and distribution facilities located near Raleigh, North Carolina, Los Angeles, California, Glendale Heights, IL and Yeovil, UK, under non-cancelable leases expiring in June 1999, April 2000, August 2000, February 1999 and December 2002, respectively. The Company also leases other warehouse and distribution space and certain equipment under non-cancelable operating leases. Management believes that the Company's facilities are adequate and suitable for its current operations.

Item 3.  Legal Proceedings.

         On November 27, 1994, the MDNR issued a Notice of Order to Abate Violations to the Company relating to alleged violations of Missouri's laws and regulations relating to the storage of hazardous waste at the Bridgeton facility. The order alleges that the Company had not remedied certain deficiencies relating to the storage of hazardous waste cited in inspections by the MDNR in May 1993 and March 1994, and directs remedial action.

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

         The Company is currently in negotiations with the MDNR related to certain issues raised in the November 1994 Notice of Order to Abate Violations and the December 1995 Notice of Violations issued by the MDNR. Management does not believe that either of the matters pose a significant risk to human health or the environment, or that the resolution of either of the claims made by the MDNR will have a material adverse effect on the Company's financial position or results of operations.

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

Item 4A.  Executive Officers of the Registrant.

         The following table sets forth certain information regarding the Company's executive officers:

      Name                   Age             Position
-------------------          ---      -----------------------
 Bruce G. Baker               54     President and Chief Executive Officer

 Robert J. Elfanbaum          34     Vice President and Chief Financial Officer

         Bruce G. Baker has been President and Chief Executive Officer of the Company since November 1, 1996. From March 1994 through October 1996, he was Vice President and Deputy Chief Executive Officer of the Company, and he has been a Director since August 1993. From 1965 to February 1993, he held various management positions with Ralston Purina and Purina Mills, including Vice President Research and Marketing of Purina Mills from 1990 to February 1993. This was preceded by responsibilities as Vice President - Consumer Group, directing research, marketing, manufacturing, sales, and administration for a division of Purina Mills. Mr. Baker also has served in various capacities relating to European, Canadian, and Mexican market development.

         Robert J. Elfanbaum, C.P.A., has been Vice President and Chief Financial Officer of the Company since August 23, 1996. From November 1994 through August 22, 1996, he served the Company as Assistant Corporate Controller and Corporate Controller. He was Manager of Internal Auditing for Brown Group, Inc., an international footwear company from February 1993 until he joined the Company. From August 1985 through February 1993, he was employed by Price Waterhouse in St. Louis, MO, most recently as a manager in their Middle Market Group. Mr. Elfanbaum is currently the president of the St. Louis Chapter of the Institute of Management Accountants and has been a board member of this organization since 1990.

                                 Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock traded on the NASDAQ National Market under the symbol AGNU. The following tables sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the period indicated.

                                                         High              Low
Fiscal year ended October 31, 1996
      First Quarter                                       2.81             1.75
      Second Quarter                                      2.56             2.00
      Third Quarter                                       2.41             1.59
      Fourth Quarter                                      2.06             1.38

Fiscal year ended October 31, 1997
      First Quarter                                       1.63             1.13
      Second Quarter                                      1.75             1.13
      Third Quarter                                       1.38             1.06
      Fourth Quarter                                      1.69             1.13

Fiscal 1998
      Through January 23, 1998                            1.50             1.19

         The Company has not paid any dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, the Company is prohibited from paying dividends without the consent of the Company's lender. As of January 12, 1997, the Company had a total of 2,210 stockholders, including 260 stockholders of record and approximately 1,950 persons or entities holding Common Stock in nominee name.

Item 6.  Selected Financial Data.

         The following table presents selected financial data for the period from January 1, 1993 through September 8, 1993 for the Health Industries Business of Purina Mills, Inc. (HIB), the Company's predecessor, and from July 20, 1993 through October 31, 1993 and the four years in the period ended October 31, 1997 for the Company. The selected financial data for the period January 1, 1993 through September 8, 1993 are derived from the Financial Statements of HIB, and the selected financial data for the period July 20, 1993 through October 31, 1993 and for each of the four years in the period ended October 31, 1997 are derived from the Consolidated Financial Statements of the Company, each of which has been audited by Price Waterhouse LLP, independent accountants. HIB's financial data have been obtained from the historical accounting records of HIB as the Company's predecessor and include all revenues and costs directly attributable to HIB, including allocations of the costs of the administrative functions and services performed on behalf of HIB by Purina. The data should be read in conjunction with the Consolidated Financial Statements of the Company, and the related notes thereto,"Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included herein.

                                  HIB (Predecessor)                                       Company
                                  -----------------   ----------------------------------------------------------------------------
                                                      July 20, 1993
                                     Jan.1, 1993       (inception)
                                       through        through Oct. 31,                 Fiscal Year Ended October 31,
                                    Sept. 8, 1993         1993 (1)            1994          1995            1996          1997
STATEMENT OF OPERATIONS
 DATA (2):
Net sales (3).......................$ 10,301,685        $ 2,381,777      $ 13,671,588   $ 20,062,942   $ 28,661,307   $ 31,051,537

Operating income (loss) from
   continuing operations............     190,709           (136,099)         (484,272)      (484,315)        47,399        978,481

Income (loss) from continuing
   operations.......................     131,415           (116,189)         (482,817)      (108,333)      (241,320)       118,671

Income from discontinued
   operations.......................     105,489             18,616           147,206        139,766        113,900         14,659

Net income (loss)...................     236,904            (97,573)         (335,611)        31,433       (127,420)       133,330

Primary net income (loss) per
common and and common equivalent
share:
    Continuing operations...........       (4)               (.02)             (.07)          (.01)         (.03)         .02
    Discontinued operations.........       (4)                 --               .02            .01           .01           --
    Net income .....................       (4)               (.02)             (.05)            --          (.02)         .02

Weighted average number of primary
   common and common equivalent
   shares outstanding...............                      6,572,872         6,636,811      8,112,851      8,397,686     8,699,914


BALANCE SHEET DATA:
Total assets........................$  8,688,193        $ 8,935,071      $ 21,141,513   $ 23,473,103   $ 25,850,052   $26,596,150

Long term obligations ..............      --                  --            3,066,667      4,914,614      7,824,012     7,236,204

(1) Includes the operating activities of the Company's subsidiary, PM Resources, Inc., from September 9, 1993, the effective date of the acquisition.
(2)  The  above  results  have  been  retroactively   restated  to  reflect  the
     discontinuation of the ingredients segment.
(3) Net sales from continuing operations to Purina were as follows for the respective periods:
     January 1, 1993 through September 8, 1993 (HIB,
       the Predecessor)........................................  $  5.5 million
     July 20, 1993 through October 31, 1993 (the Company,
       which includes operating results from September 9,
       1993, the date of the HIB acquisition)..................  $  1.4 million
     Fiscal year ended October 31, 1994........................  $  7.7 million
     Fiscal year ended October 31, 1995........................  $  7.1 million
     Fiscal year ended October 31, 1996........................  $  5.4 million
     Fiscal year ended October 31, 1997........................  $  4.3 million
(4) Given the historical organization and capital structure of HIB, earnings per share information is not considered meaningful or relevant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary ( Resources), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufacturers and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering of Common Stock (IPO), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation (Zema), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. (St. JON), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. In September 1997, the Company purchased substantially all of the net assets and business of Mardel Laboratories, Inc. Mardel is a developer, manufacturer and marketer of high quality care products to the pet industry with expertise extending to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories.

         The Company's results of operations presented and discussed herein only include the results of Mardel's operations subsequent to its acquisition by the Company in September 1997.

         The Company historically reported certain financial information for two segments - ingredients and specialty products. Ingredients consist of feed products that are purchased or blended by the Company and distributed for Purina (see Note 15 to the Company's Consolidated Financial Statements included in the 1997 Annual Report). Specialty products consist of all other products formulated, manufactured, and distributed by the Company to various customers, including Purina. Included in the specialty products segment are sales of private label and branded products for which the Company manufactures goods using registrations and/or formulas owned by the Company, and sales of products manufactured under contract for which the Company manufactures products using the customers' registrations and/or formulas.

         Given the acquisitions of businesses with branded, consumer-targeted products and the continued emphasis on growth of the specialty product segment, the significance of the ingredients segment had decreased in fiscal 1996 and 1997. As discussed in prior reports, management expected this trend to continue in the future. In June 1997, the Company discontinued the distribution of ingredients to Purina. In July 1997, the Company distributed all of its remaining ingredients inventories and discontinued operations in its ingredients segment. This segment is accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Accordingly, the Company has reported the ingredients segment as discontinued operations and the consolidated financial statements have been reclassified to report separately the financial position and operating results of the segment. The Company's consolidated operating results for years ended October 31, 1995, 1996 and 1997 have been restated to reflect the Company's continuing operations related to its specialty products business. Net assets for the ingredients segment no longer meets the requirements for segment disclosure under generally accepted accounting principles.

         In the fourth quarter of 1997, the Company formed the Pet Health Care Division, which is comprised of St. JON, St. JON VRx, Zema and Mardel. The integration of these companies is expected to produce certain operating synergies, creating a platform for continued expansion. Costs associated with the integration are not expected to be material to the Company's consolidated results of operations. The Company continues to pursue selective complementary acquisitions, alignments and/or licenses in support of its core businesses.

Fiscal Year Ended October 31, 1996 Compared to Fiscal Year Ended October 31, 1997 (in 000's except percentages)

                                    Fiscal year ended October 31, 1996      Fiscal year ended October 31, 1997
                                                           % of                                   % of
                                          Dollar            Net                Dollar              Net
                                          Amount           Sales               Amount             Sales
Continuing operations:
Net sales............................  $   28,661        100.0               $   31,052         100.0

Cost of sales........................      20,784         72.5                   22,851          73.6

Gross profit.........................       7,877         27.5                    8,201          26.4

Selling, general and administrative
  expenses...........................       7,447         26.0                    7,130          23.0

Research and development.............         143           .5                       92            .3

Nonrecurring severance costs.........         240           .8

Operating income ....................          47           .2                      979           3.2

         Total net sales increased 8.3% from $28.7 million in fiscal 1996 to $31.1 million for 1997, which included net sales of Mardel subsequent to its acquisition in September 1997. The ingredients segment was discontinued in 1997 and accordingly sales related to this segment are included in results of discontinued operations for all periods presented and are not reflected in the table above. The discontinuance of the ingredients segment resulted in a minimal impact on gross profit due to it sales being of lower margin commodity products. Sales of pet care products grew 27% reflecting the impact of new products introduced into the veterinary channel during fiscal 1996 and 1997, and continued strong growth from the Company's sales and distribution operation in the United Kingdom which was acquired in July 1996.

         The Company's manufacturing and supply agreement with Purina pursuant to which Purina had guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ended October 31, 1996 expired as of that date. Although the Company continues to have a supply relationship with Purina, there can be no assurance what level of sales or income will be obtained in the future. Sales to Purina, excluding sales of Ingredients which were discontinued in July 1997, totaled $4.3 million for the year ended October 31, 1997 compared to $5.4 million during the year ended October 31, 1996. Fiscal 1996 income from Purina was approximately $1.2 million less than that required under the agreement. The entire amount of the shortfall under the agreement was billed to Purina and included in net sales of specialty products during October 1996; such billing was collected by the Company in December 1996.

          Gross profit increased from $7.9 million in 1996 (27.5% of net sales) to $8.2 million in 1997 (26.4% of net sales), primarily due to the increased sales in 1997. As a percent of sales, gross profit decreased approximately one percentage point due primarily to changes in product mix.

         Selling, general and administrative expenses were approximately $7.4 million in 1996 and $7.1 million in 1997, decreasing as a percent of net sales from 26.0% in 1996 to 23.0% in 1997. The decrease in selling, general and administrative expenses as a percent of sales is related to the impact of the corporate management restructuring announced in August 1996, combined with the impact of cost reduction measures implemented at the operating companies.

         Severance costs of $240,000 related to the August 1996 management restructuring were accrued in fiscal 1996 and paid in fiscal 1997. Such costs were nonrecurring and did not impact fiscal 1997 results.

         The factors discussed above resulted in operating income from continuing operations of approximately $979,000 during the year ended October 31, 1997, a $932,000 improvement compared to the operating income of approximately $47,000 in the prior year.

         Interest expense was approximately $.6 million in both 1996 and 1997, with a small increase that reflects increased debt balances that resulted from the Company's investment in Mardel and increased sales volume in fiscal 1997.

         In March 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company recorded a $202,000 pre-tax charge in fiscal 1997. Such amount was included in other income (expense) in the Company's consolidated statement of operations.

         The effective income tax rate of the Company was approximately 38% for 1996 and 1997. The aggregate amount of the deferred tax asset valuation allowance at October 31, 1997 was approximately $.1 million.

         Ingredients sales were approximately $7.7 million and $5.5 million in 1996 and 1997, respectively. Income from discontinued operations in 1997 decreased approximately $99,000 from $114,000 in 1996 to $15,000 in 1997. This is primarily attributable to decreasing margins from the sales of ingredients compared to the prior year, combined with decreased volume of units shipped in 1997. In July 1997, the Company shipped its remaining ingredients inventory and discontinued operations related to this segment.

         Net income in 1997 of $133,000 increased by approximately $260,000 compared to the net loss of $127,000 incurred in fiscal 1996 based on the various factors described above.

Fiscal Year Ended October 31, 1995 Compared to Fiscal Year Ended October 31, 1996 (in 000's except percentages)

                                    Fiscal year ended October 31, 1995      Fiscal year ended October 31, 1996
                                                           % of                                   % of
                                          Dollar            Net                Dollar              Net
                                          Amount           Sales               Amount             Sales
Continuing operations:
Net sales............................  $   20,063        100.0               $   28,661         100.0

Cost of sales........................      15,979         79.6                   20,784          72.5

Gross profit.........................       4,084         20.4                    7,877          27.5

Selling, general and administrative
  expenses...........................       4,382         21.8                    7,447          26.0

Research and development.............         186           .9                      143            .5

Nonrecurring severance costs.........                                               240            .8

Operating income (loss)..............        (484)        (2.4)                      47            .2


         Total net sales increased 42.9% from $20.1 million in fiscal 1995 to $28.7 million for 1996. The ingredients segment was discontinued in 1997 and accordingly sales related to this segment are included in net results of discontinued operations for all periods presented and are not reflected in the table above. The discontinuance of the ingredient segment resulted in a minimal impact on gross profit due to its sales being of lower margin commodity products.

         Net sales increased $8.6 million compared to the same period of the prior year, primarily due to the full year effects of Zema's and St. JON's sales during fiscal 1996, but also due to a 5.5% increase in specialty product sales at Resources. As was the case throughout the industry for flea and tick products sold over the counter, Zema sales were negatively impacted by lower incidence of infestation than normal during the year and by the introduction of highly promoted new products distributed exclusively through veterinaries. Furthermore, Zema's sales were adversely affected by the decision of one of its principal customers to substantially reduce product offerings in all categories including companion animals. However, partially offsetting these factors was the introduction by Zema of several new product lines developed in association with St. JON and Resources.

         The Company was a party to a manufacturing and supply agreement with Purina which provided, among other things, that for the three-year term of the agreement, Purina would guarantee the Company sufficient annual sales to generate income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million (which represents a historically consistent margin level). Fiscal 1996 income from Purina was approximately $1.2 million less than that required under the agreement. The entire amount of the shortfall under the agreement was billed to Purina and included in net sales of specialty products during October 1996; such billing was collected by the Company in December 1996. The manufacturing and supply agreement expired on October 31, 1996. Although Purina continues to be a customer of the company, there can be no assurance as to future level of sales to Purina.

         Gross profit increased from $4.1 million in 1995 (20.4% of net sales) to $7.9 million in 1996 (27.5% of net sales), primarily due to the full year of gross profit generated by Zema and St. JON in 1996 compared to only recognizing amounts in 1995 subsequent to their acquisition by the Company effective March 31, 1995 and August 31, 1995, respectively. Gross profit as a percentage of sales increased primarily due to higher margins realized by Zema and St. JON, compared to margins realized from the Company's operations prior to these acquisitions. While not significantly impacting net sales, the acquisition of Bromethalin in May 1996 also contributed to an increase in gross profit.

         Selling, general and administrative expenses increased from $4.4 million or 21.8% of net sales in 1995 to $7.5 million or 26.0% of net sales in 1996. The increase in selling, general and administrative expenses primarily reflects the impact of costs at Zema and St. JON incurred subsequent to their acquisition by the Company. As a percent of each of their respective sales, Zema and St. JON selling, general and administrative expenses have been approximately 33% of net sales during the periods subsequent to their acquisition reflecting higher selling costs associated with these subsidiaries' sales of branded products into consumer markets, thereby resulting in the overall increase of selling, general and administrative expenses as a percent of sales.

         Research and development expenses incurred in 1996 were generally consistent with those incurred by the Company in the prior year.

          In August 1996, the Company announced a management restructuring reflecting the shift in the Company's strategy from that of an acquisition vehicle to that of an operating company focused on improving financial results and searching for acquisition candidates on a strategic basis. This management restructuring resulted in a non-recurring pre-tax charge in the fourth quarter of fiscal 1996 of $240,000 related to severance payments. On an ongoing basis, however, management anticipates annual savings of approximately $600,000 related to this restructuring, primarily as the result of a reduction in executive salaries.

         The factors discussed above resulted in operating income of approximately $50,000 or approximately .2% of net sales in 1996 compared to an operating loss of approximately $490,000 or 2.4% of net sales in 1995. Operating income in 1996 exclusive of one-time payments related to the aforementioned management restructuring would have been approximately $.3 million or 1% of net sales.

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

         Ingredients sales were approximately $8.9 million and $7.7 million in 1995 and 1996, respectively. Income from discontinued operations in 1996 remained relatively consistent between the years with $140,000 in 1995 compared to $114,000 in 1996. In July 1997, the Company shipped its remaining ingredients inventory and discontinued operations related to this segment.

Liquidity and Capital Resources

         The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds from its July 1994 initial public offering for the acquisition and related expenses in 1995 and will require additional payments of $300,000 plus interest prior to April 1998, and potentially additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. During fiscal 1997, the Company utilized approximately $1 million of cash related to payment of this obligation and related accrued interest, and restructured the agreement, with annual payments of $325,000 being required over the five years commencing March 31, 1998. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1 million including related expenses at closing, and will require additional consideration based on shipments of Bromethalin to Purina over a five-year period. In September 1997, the Company acquired Mardel Laboratories, Inc. for cash of approximately $1 million and stock valued at approximately $1.1 million. As additional consideration for the acquisition of Mardel, the Company also issued a note payable of $300,000 to the former owners of the acquired company to be paid in cash and stock over a period of three years. With the acquisition of Mardel, the Company utilized its remaining proceeds from its initial public offering.

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

         During fiscal 1996, cash used by operations approximated $2.3 million, primarily related to increased working capital requirements. Inventories increased by approximately $1.7 million reflecting investments in adding new products to the Company's lines and moving existing products and product-lines from one operating company's distribution channel into distribution channels of other operating companies. Increases in accounts receivable of approximately $.5 million compared to the prior year reflect temporary increases in certain key accounts that were subsequently collected during fiscal 1997.

         During fiscal 1997, cash generated by operations approximated $1.8 million compared to a use of cash by operations of approximately $2.3 million in 1996. This improvement in cash flows in 1997 was primarily due to emphasis placed on the operating companies to control and reduce inventory levels, as well as certain changes to the product mix at Resources, including the discontinuation of the Ingredients segment. The Company's inventories from continuing operations decreased $.7 million during 1997 compared to an increase of $1.7 million in 1996. The discontinuation of the ingredients segment generated cash of $1.3 million during the year ended October 31, 1997, compared to a use of cash related to this discontinued segment of $1 million during the comparable period in the prior year. Cash generated from operations in fiscal 1997 was generally utilized for capital expenditures and to pay down debt.

         The Company has revolving credit facilities which aggregated $8.0 million at October 31, 1997. In June 1997, the Company modified its existing credit agreements increasing the aggregate lines by $650,000, extending their maturity dates through March 31, 1999, lowering the interest rates and commitment fees charged and revising certain of the debt covenant calculations. The amended facilities consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At October 31, 1997, the interest rate charged on borrowings outstanding under the agreements, as amended, was 8.50% which is the bank's prime rate. Approximately $2.8 million was available under these facilities at October 31, 1997. The Company and its subsidiaries are in compliance with all covenants related to its various financing arrangements. The agreements allow the Company to sweep all cash balances against outstanding borrowings, thus reducing the Company's overall interest expense.

         In December 1995, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. As of October 31, 1997, 46,850 shares had been repurchased under this program at an aggregate cost of $79,542.

         Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

         The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the year ended October 31, 1997 were approximately $1 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which in prior periods approximated current depreciation expense.


Quarterly Effects and Seasonality

         Seasonal patterns of Resources' operations are highly dependent on weather, feeding economics and the timing of customer orders. The results of operations of the Pet Health Care Division historically have been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's first fiscal quarter. In addition, consolidation of certain functions within the Pet Health Care Division are anticipated to be completed by the end of the second quarter of fiscal 1998.

New Accounting Standard

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

Item 8.  Financial Statements.

         The Consolidated Financial Statements of the Company, together with the report thereon of Price Waterhouse LLP dated December 12, 1997 are listed in
Item 14(a)(1) and are included at the end of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4A of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption
"Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                      Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at pages F-1 through F-22 in this Report on Form 10-K:

         Report of Independent Accountants
         Consolidated Balance Sheet as of October 31, 1996 and 1997
         Consolidated Statement of Operations for the Years Ended October 31, 1995, 1996 and 1997 Consolidated Statement of Cash Flows for the Years Ended October 31, 1995, 1996 and 1997 Consolidated Statement of Shareholders' Equity for Years Ended October 31, 1995, 1996 and 1997 Notes to Consolidated Financial Statements

              (2) List of Financial Statement Schedules. Schedule VIII - Valuation of Qualifying Accounts and Reserves is furnished. All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b)  Reports on Form 8-K.

         The following report on Form 8-K was filed during the fiscal quarter ended October 31, 1997:

      1. On October 8, 1997, a Current Report on Form 8-K was filed to report, pursuant to Item 2 thereof, the acquisition of Mardel Laboratories, Inc.

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

2.4(b) Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993

2.5(b) Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993

2.6(j) Asset Purchase Agreement among Agri-Nutrition Group Limited, Zema Acquisition Corporation, and Zema Corporation dated April 28, 1995

2.7(c) Asset Purchase Agreement among Agri-Nutrition Group Limited, St. JON Acquisition Corporation, St. JON Laboratories, Inc., and John Nelson dated August 30, 1995

2.8(k) Agreement and Plan of Merger among Agri-Nutrition Group Limited, Mardel Acquisition Corporation, and Mardel Laboratories, Inc.

2.9(k)     Indemnity Agreement

2.10(k)    Share Transfer and Registration Rights Agreement

3.1(d)     Restated Certificate of Incorporation

3.2(d)     Amended and Restated By-laws

4(b)       Specimen stock certificate

10.1(j) Third Restated Employment Agreement between Agri-Nutrition Group Limited and W.M. Jones, Jr. dated as of November 1, 1996

10.2(j) Fourth Restated Employment Agreement between Agri-Nutrition Group Limited and Bruce G. Baker dated as of November 1, 1996

10.3(j) Agreement between Agri-Nutrition Group Limited and George W. Daignault dated as of August 23, 1996

10.4(j) Amended and Restated Stock Option Agreement between Agri-Nutrition Group Limited and George W. Daignault dated as of August 23, 1996

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

10.19(l) Second amendment to amended and restated revolving credit agreement by and between PM Resources, Inc., Zema Corporation and First Bank

10.20(l) Second amendment to revolving credit agreement by and between St. JON Laboratories, Inc. and First Bank

10.21(m) Amended and Restated Revolving Credit Agreement between St. JON Laboratories, Inc. and First Bank

10.22(m) Second Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation and First Bank

10.23+ Amendment to Second Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation, Mardel Acquisition Corporation and First Bank

21+        List of subsidiaries

23+        Consents of Price Waterhouse LLP

27+        Financial data schedule

+       Filed herewith.
(a) Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended July 31, 1995, and incorporated herein by reference.
(b) Filed as exhibit of same number to the Registrant's Registration Statement on Form S-1, File No. 33-78646, and incorporated herein by reference.
(c) Filed as exhibit of the same number to the Registrant's Current Report on Form 8-K, filed September 13, 1995, and incorporated herein by reference.
(d) Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended January 31, 1996, and incorporated herein by reference.
(e) Filed as exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended October 31, 1995, and incorporated herein by reference.
(f) Filed as exhibit 4.2 to the Registrant's Registration Statement on Form S-8, File No. 33-86892, and incorporated herein by reference.
(g) Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-93340, and incorporated herein by reference.
(h)     Filed  as   exhibit   of  the  same   number  to  the Registrant's
        Registration Statement on Form S-8, File No. 33-3192, and incorporated herein by reference.
(i) Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended April 30, 1996, and incorporated herein by reference.
(j) Filed as exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended October 31, 1996, and incorporated herein by reference.
(k) Filed as exhibit of same number to the Registrant's Current Report on Form 8-K, filed October 8, 1997, and incorporated herein by reference.
(l) Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended January 31, 1997, and incorporated herein by reference.
(m) Filed as exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended July 31, 1997, and incorporated herein by reference.

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

Signature                                                 Title                                  Date

 /s/ Bruce G. Baker                             President, Chief Executive                  January 28, 1998
----------------------------------
Bruce G. Baker                                  Officer, and Director



 /s/ Robert J. Elfanbaum                        Vice President and Chief                    January 28, 1998
----------------------------------
Robert J. Elfanbaum                             Financial Officer
                                                (Principal Accounting Officer)



 /s/ Alec L. Poitevint, II                      Chairman of the Board                       January 28, 1998
----------------------------------
Alec L. Poitevint, II



 /s/ Robert E. Hormann                         Vice Chairman of the Board                   January 28, 1998
----------------------------------
Robert E. Hormann



 /s/ W.M. Jones, Jr.                            Director                                    January 28, 1998
----------------------------------
W.M. Jones, Jr.



 /s/ Robert W. Schlutz                          Director                                    January 28, 1998
----------------------------------
Robert W. Schlutz

                                INDEX TO FINANCIAL STATEMENTS

Agri-Nutrition Group Limited                                               Page

Report of Independent Accountants.........................................  F-1
Consolidated Balance Sheet as of October 31, 1996 and 1997 ...............  F-2
Consolidated Statement of Operations for the Three Years
  Ended October 31, 1997..................................................  F-3
Consolidated Statement of Cash Flows for the Three Years
  Ended October 31, 1997..................................................  F-4
Consolidated Statement of Shareholders' Equity for the
  Three Years Ended October 31, 1997......................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Agri-Nutrition
Group Limited



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the consolidated financial position of Agri-Nutrition Group Limited and its subsidiaries at October 31, 1996 and October 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
St. Louis, Missouri
December 12, 1997

                              AGRI-NUTRITION GROUP LIMITED
                                Consolidated Balance Sheet

                                                                                             October 31,
                                                                                       1996              1997
Assets
Current assets:
   Cash and cash equivalents                                                      $     2,186,877  $        145,505
   Accounts receivable, net                                                             3,065,612         3,817,417
   Inventories (Note 7)                                                                 5,863,548         6,355,310
   Prepaid expenses and other current assets                                              914,312         1,016,098
   Deferred income taxes (Note 11)                                                        254,065           244,574
   Net assets of discontinued operations                                                1,347,539
                                                                                  ---------------   ---------------
                                                                                       13,631,953        11,578,904
Property, plant and equipment, net (Note 8)                                             4,798,813         5,788,688
Goodwill                                                                                6,372,687         8,095,049
Other assets                                                                            1,046,599         1,133,509
                                                                                  ---------------  ----------------
                                                                                  $    25,850,052  $     26,596,150
                                                                                  ===============  ================

Liabilities and  Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable (Note 9)                   $       291,817  $        201,636
   Current portion of acquisition notes payable (Note 9)                                  195,352           719,716
   Accounts payable                                                                     1,950,467         1,417,286
   Accrued compensation expense                                                           727,250            86,532
   Accrued expenses                                                                       538,819         1,381,416
                                                                                  ---------------  ----------------
                                                                                        3,703,705         3,806,586
Long-term debt and notes payable (Note 9)                                               5,719,364         5,665,955
Acquisition notes payable (Note 9)                                                      2,104,648         1,570,249

Commitments and contingencies (Notes 2, 3, 4, 8 and 16)

Shareholders' equity (Notes 4, 12 and 13):
   Common stock ($.01 par value; 20,000,000 shares
     authorized; 8,430,949 and 9,304,280 shares
     issued and outstanding, respectively)                                                 84,309            93,043
   Additional paid-in-capital                                                          14,817,183        15,935,700
   Accumulated deficit                                                                   (529,171)         (395,841)
                                                                                  ---------------  ----------------
                                                                                       14,372,321        15,632,902
   Cost of common stock held in treasury
   (25,650 and 46,850 shares in 1996 and 1997, respectively)                              (49,986)          (79,542)
                                                                                  ---------------  ----------------
                                                                                       14,322,335        15,553,360
                                                                                  ---------------  ----------------
                                                                                  $    25,850,052  $     26,596,150
                                                                                  ===============  ================

       The accompanying  notes are an integral part of these consolidated financial statements.

                           AGRI-NUTRITION GROUP LIMITED
                        Consolidated Statement of Operations

                                                                            For the Year Ended October 31,
                                                                       1995              1996             1997
Net sales (including sales to Purina of $7.1 million,
   $5.4 million and $4.3 million for the years ended
   October 31, 1995, 1996 and 1997, respectively)              $   20,062,942    $   28,661,307   $   31,051,537
Cost of sales                                                      15,978,924        20,783,847       22,850,923
                                                               --------------    --------------   --------------
Gross profit                                                        4,084,018         7,877,460        8,200,614
Selling, general and administrative expenses                        4,382,451         7,447,301        7,129,860
Research and development                                              185,882           142,760           92,273
Nonrecurring severance costs (Note 17)                                                  240,000
                                                               --------------    --------------   --------------
Operating (loss) income                                              (484,315)           47,399          978,481

Interest expense                                                     (345,779)         (596,086)        (638,599)
Interest income and other                                             528,361           158,904         (146,883)
                                                               --------------     -------------   --------------
Income (loss) before income tax benefit (expense)                    (301,733)         (389,783)         192,999
Income tax benefit (expense)                                          193,400           148,463          (74,328)
                                                               --------------     -------------   --------------
Income (loss) from continuing operations                             (108,333)         (241,320)         118,671
Income from discontinued operations, net                              139,766           113,900           14,659
                                                               --------------     -------------   --------------
Net income (loss)                                              $       31,433    $     (127,420)  $      133,330
                                                               ==============    ==============   ==============

Primary net (loss) income per common and
   common equivalent share from continuing operations          $         (.01)   $         (.03)  $          .02
Primary net income per common and common
   equivalent share from discontinued operations                          .01               .01               --
                                                               --------------    --------------   --------------
Primary net income (loss) per common and
   common equivalent share                                     $           --    $         (.02)  $          .02
                                                               ==============    ==============   ==============

Fully diluted net (loss) income per common and
   common equivalent share from continuing operations          $         (.01)   $         (.03)  $          .02
Fully diluted net income per common and common
   equivalent share from discontinued operations                          .01               .01               --
                                                               --------------    --------------   --------------
Fully diluted net income (loss) per common
 and common equivalent share                                   $           --    $         (.02)  $          .02
                                                               ==============    ==============   ==============

Weighted average number of primary common and
   common equivalent shares outstanding (Note 6)                     8,112,85         8,397,686        8,699,914
                                                                =============    ==============   ==============

Weighted average number of fully diluted common and
   common equivalent shares outstanding (Note 6)                    8,751,327         8,397,686        8,750,743
                                                                =============    ==============   ==============


      The accompanying  notes are an integral part of these consolidated financial statements.

                               AGRI-NUTRITION GROUP LIMITED
                           Consolidated Statement of Cash Flows

                                                                                      For the Year Ended October 31,
                                                                                1995                  1996              1997
Operating activities
Net income (loss) from continuing operations                              $     (108,333)        $    (241,320)    $       118,671
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
   Depreciation and amortization                                                 512,918               847,723             966,022
   (Increase) decrease in deferred income taxes                                 (140,851)              (66,611)             58,491
   Income from discontinued operations, net of taxes                             139,766               113,900              14,659
   Change in net assets from discontinued operations                           1,065,206            (1,007,633)          1,347,539
   Changes in operating assets and liabilities,
   excluding the effects of acquisitions (Notes 2 and 4):
     Increase in accounts receivable                                            (483,143)             (528,806)           (410,942)
     (Increase) decrease in inventories                                           61,714            (1,677,051)            692,492
     (Increase) decrease in prepaids and other                                   157,781              (281,520)             48,984
     Increase (decrease) in accounts payable                                  (2,313,996)            1,419,731            (785,558)
     Increase (decrease) in accounts payable to Purina                           930,954              (930,954)
     Increase (decrease) in accrued compensation expense                         255,064               278,189            (640,718)
     Increase (decrease) in accrued expenses                                    (224,349)             (214,833)            373,423
                                                                           -------------         -------------     ---------------
Net cash provided (used) by operating activities                                (147,269)           (2,289,185)          1,783,063
                                                                           -------------         -------------     ---------------

Investing activities
Acquisitions (Notes 2 and 4), net of cash acquired                            (8,120,233)             (520,189)           (970,537)
Purchase of property, plant and equipment                                       (464,052)             (592,678)           (996,683)
Purchase of Bromethalin Assets (Note 3)                                                             (1,056,097)
Sale of short-term investments                                                 1,357,832             1,191,379
                                                                           -------------         -------------     ---------------
Net cash used by investing activities                                         (7,226,453)             (977,585)         (1,967,220)
                                                                           -------------         -------------     ---------------

Financing activities
Proceeds from (repayment of) long-term debt
   and notes payable                                                          (1,731,536)            3,090,125          (1,154,911)
Repayment of acquisition notes payable                                                                                    (700,000)
Proceeds from sale of common stock                                               250,000                52,823              27,252
Payments of loans from employees                                                                        30,000
Purchase of Treasury Stock                                                                             (49,986)            (29,556)
                                                                           -------------         -------------     ---------------
Net cash provided (used) by financing activities                              (1,481,536)            3,122,962          (1,857,215)
                                                                           -------------         -------------     ---------------

Decrease in cash and cash equivalents                                         (8,855,258)             (143,808)         (2,041,372)

Cash and cash equivalents, beginning of period                                11,185,943             2,330,685           2,186,877
                                                                           -------------         -------------     ---------------

Cash and cash equivalents, end of period                                   $   2,330,685         $   2,186,877     $       145,505
                                                                           =============         =============     ===============



       The accompanying  notes are an integral part of these consolidated financial statements.

                         AGRI-NUTRITION GROUP LIMITED
             Consolidated Statement of Cash Flows (continued)

                                                                                      For the Year Ended October 31,
                                                                                1995                  1996              1997
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $   285,415            $   363,422       $    667,922
   Cash paid for taxes                                                         10,000                 47,189             25,873

Supplemental disclosure of non-cash investing and financing activities: During the year ended October 31, 1995, the Company acquired Zema Corporation and St. JON Laboratories, Inc. for cash of approximately $6,500,000 (Note 2). As consideration for the acquisitions of Zema Corporation and St. JON Laboratories, Inc., the Company also issued aggregate notes payable of $2,300,000 to the former owners of the acquired companies. Fair value assigned to assets acquired was approximately $6,000,000, fair value assigned to goodwill was approximately $6,500,000 and liabilities assumed were approximately $3,500,000.

During the year ended October 31, 1997, the Company acquired Mardel Laboratories, Inc. for cash of approximately $1,000,000 (Note 4) and stock valued at approximately $1,100,000. As additional consideration for the acquisition of Mardel, the Company also issued a note payable of $300,000 to the former owners of the acquired company to be paid in cash and stock over a period of three years. Fair value assigned to assets acquired was approximately $2,600,000, fair value assigned to goodwill was approximately $2,000,000 and liabilities assumed were approximately $2,200,000.

              The accompanying notes are an integral part of these consolidated financial statements.

                               AGRI-NUTRITION GROUP LIMITED
                     Consolidated Statement of Shareholders' Equity

                                                                     Common Stock in
                                    Common Stock                    Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit       Total
Balance, November 1,
 1994                      8,079,914  $  80,799  $  14,447,744                           $ (433,184)   $ 14,095,359

Issuance of common
   stock to employees         11,430        114         40,012                                               40,126
Sale of common stock
   pursuant to exercise
   of stock options          310,000      3,100        246,900                                              250,000
Net income                                                                                    31,433         31,433
                         ------------------------------------------------------------------------------------------

Balance, October 31,
   1995                    8,401,344     84,013     14,734,656                              (401,751)    14,416,918

Repayment of employee
   stock purchase loans                                 30,000                                               30,000
Issuance of stock to
   directors and officers     29,605        296         52,527                                               52,823
Treasury stock
   purchased                                                       (25,650)  $  (49,986)                   (49,986)
Net loss                                                                                   (127,420)      (127,420)
                         ------------------------------------------------------------------------------------------

Balance, October 31,
   1996                    8,430,949     84,309     14,817,183     (25,650)     (49,986)    (529,171)    14,322,335

Issuance of stock to
   directors and officers     20,556        206         27,045                                               27,251
Issuance of stock for
   acquisition               852,775      8,528      1,091,472                                            1,100,000
Treasury stock
   purchased                                                      (21,200)     (29,556)                    (29,556)
Net income                                                                                   133,330        133,330
                         ------------------------------------------------------------------------------------------

Balance, October 31,
   1997                    9,304,280  $  93,043  $  15,935,700    (46,850)   $ (79,542)  $ (395,841)   $ 15,553,360
                         ==========================================================================================


     The accompanying  notes are an integral part of these consolidated financial statements.

                             AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements

1.       Organization

Agri-Nutrition Group Limited (the Company), a Delaware corporation, was organized on July 20, 1993, to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, through its wholly-owned subsidiary, PM Resources, Inc. (Resources), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business (the Business) of Purina Mills, Inc. (Purina). See Note 14 for further discussion of related matters involving Purina. Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation (Zema). The Company also purchased substantially all of the net assets and business of St. JON Laboratories, Inc. (St. JON) effective August 31, 1995. In September 1997, the Company acquired Mardel Laboratories, Inc. (Mardel). Zema, St. JON and Mardel formulate, package, market and distribute pet health care, veterinary and grooming products domestically and abroad. See Notes 2 and 4 for further discussion of these acquisitions.

2.       Acquisitions - Zema and St. JON

Through the Company's wholly owned subsidiary, Zema Acquisition Corporation, substantially all of the net assets of Zema were acquired effective March 31, 1995. The sales price included a base price of $3,000,000 in cash and $300,000 in the form of a note payable to the former owner of Zema. The note payable and related interest are due on or before April 28, 1998 and were conditioned on the continued employment of Zema's president (see Note 9). In conjunction with renegotiation of the employment contract of Zema's president in fiscal 1997, such employment requirement of the note was waived. Additional purchase price is required to be paid by the Company to the former owner of Zema based upon a percentage of Zema's cumulative earnings before taxes and interest in excess of $3,345,000 for the five years ending October 31, 1999. Through October 31, 1997, no accrued liability or increase in excess purchase price has been recorded relative to the contingent purchase price provision. The Company primarily used proceeds from its initial public offering of common stock (IPO) to fund the $3,000,000 initial payment and related acquisition expenses of approximately $200,000.

The acquisition of Zema was accounted for pursuant to the purchase method of accounting. The purchase price paid for Zema has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $1,700,000 was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The results of Zema's operations are included in the Company's consolidated financial statements from the date of the acquisition.

                            AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                   (Continued)

Substantially all of the net assets of St. JON were acquired through the Company's wholly-owned subsidiary, St. JON Acquisition Corporation, effective August 31, 1995. The purchase price included a base price of $3,500,410 in cash and additional purchase price of $2,000,000 in the form of a promissory note. The balance of the note payable to the former owner of St. JON at October 31, 1997 is $1,300,000 and is due in five remaining annual installments, together with interest thereon, commencing March 1998 (see Note 9). The Company primarily used proceeds from its IPO to fund the $3,500,410 initial payment and the related acquisition expenses of approximately $200,000. The acquisition of St. JON was accounted for pursuant to the purchase method of accounting. The purchase price paid for St. JON has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of net assets acquired of approximately $4,800,000, was recorded as goodwill and is being amortized on a straight-line basis over 30 years. The results of St. JON's operations are included in the Company's consolidated financial statements from the date of the acquisition.

3.       Acquisition of Certain Bromethalin Assets

Effective May 1996, Resources acquired the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin (the Bromethalin Assets), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator (PCO) markets from Purina. The sales price and related acquisition costs was approximately $1 million, plus an additional consideration based on subsequent shipments of Bromethalin to Purina over a five-year period. The Company primarily used proceeds from its IPO to fund the initial payment.

4.       Acquisition - Mardel

Through the Company's wholly owned subsidiary, Mardel Acquisition Corporation, substantially all of the net assets of Mardel were acquired effective September 1997. Mardel's expertise extends to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories. Mardel had net sales of approximately $6,800,000 for the year ended December 31, 1996. The purchase price consisted of approximately $1,000,000 in cash, $1,100,000 in common stock and a promissory note of $300,000 payable in three annual installments, each consisting of $49,000 of cash plus interest at prime, and $51,000 of the Company's common stock, beginning September 1998. The Company primarily used the remaining proceeds from its IPO to fund the $1,000,000 initial payment.

The acquisition of Mardel was accounted for pursuant to the purchase method of accounting. The purchase price paid for Mardel has been preliminarily allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $2,000,000 was recorded as goodwill and is being amortized on a straight-line basis over 30 years. The results of Mardel's operations are included in the Company's consolidated financial statements from the date of the acquisition.

                              AGRI-NUTRITION GROUP LIMITED
                              Notes to Financial Statements
                                     (Continued)

The following table sets forth pro forma information for Agri-Nutrition Group Limited as if the acquisition of Mardel had taken place on November 1, 1995. The information is unaudited and does not purport to represent actual revenue, net income or earnings per share had the acquisitions actually occurred on November 1, 1995 and is not necessarily indicative of results that may be obtained in the future ($ in 000's except per share amounts):

                                                          Pro Forma Information
                                                               (Unaudited)
                                                          Year Ended October 31,
                                                            1996        1997

Net sales                                                 $ 35,456    $  35,967
Income (loss) from continuing operations                      (450)         158
Primary earnings (loss) per share                             (.05)         .02
Fully diluted earnings (loss) per share                       (.05)         .02
Primary weighted average shares outstanding               9,250,462   9,552,689
Fully diluted weighted average shares outstanding         9,250,462   9,603,518

5.       Initial public offering

In July 1994, the Company completed the initial public offering of 2,435,000 shares of its common stock at $6.00 per share resulting in net proceeds of approximately $12,100,000 to be used to finance acquisitions, strategic business alliances and joint ventures, including the payment of certain executive salaries and other administrative expenses incurred in the implementation of the Company's acquisition strategy. In September 1997, the Company used its remaining IPO proceeds in conjunction with the acquisition of Mardel, as discussed in Note 4. As of October 31, 1997, all proceeds had been expended.

6.       Summary of significant accounting policies

Principles of consolidation
The consolidated  financial  statements  include the accounts of the Company and
its   subsidiaries.   All  significant   intercompany   transactions  have  been
eliminated.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Revenue  recognition  Revenue is generally  recognized  upon shipment of orders.
Revenue related to certain contract manufacturing is recognized upon the completion of the manufacturing process. Accounts

                       AGRI-NUTRITION GROUP LIMITED
                       Notes to Financial Statements
                                (Continued)

receivable consists of the amounts estimated to be collectible on sales, after provision for uncollectible amounts, based on historical experience. At October 31, 1995, 1996 and 1997, the provision for uncollectible amounts was $47,031, $53,029, and $133,705, respectively.

Cash and cash equivalents
For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk
Financial instruments which potentially subject the Company to significant concentrations of credit risk as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist of cash investments and accounts receivable.

The Company sells its products to customers in the animal health and specialty chemical businesses throughout the United States and abroad. The three largest customers accounted for 46%, 31% and 25% of sales from continuing operations in the years ended October 31, 1995, 1996 and 1997, respectively, and 42% and 22 % of accounts receivable at October 31, 1996 and 1997, respectively (see Note 14). The Company generally does not require collateral from its customers.

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

Fair value of financial instruments
For purposes of financial reporting, the Company has determined that the fair value of the Company's debt and investments approximates book value at October 31, 1996 and 1997, based on terms currently available to the Company in financial markets.

Inventories
Inventories  are valued at the lower of cost,  determined  on the  average  cost method which approximates the first-in, first-out method, or market. Inventoriable costs include materials, direct labor and manufacturing overhead. Inventories are stated net of a reserve for estimated excess and obsolete inventory.

                                AGRI-NUTRITION GROUP LIMITED
                                Notes to Financial Statements
                                        (Continued)

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

A summary of estimated useful lives used in computing depreciation for financial statement reporting purposes follows:
                                                                 Estimated
                                                                useful life
Building and leasehold improvements                             5-30 years
Machinery and equipment                                            8-12
Furniture and fixtures                                              5-7
Vehicles                                                             5

Goodwill
The excess of purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited which ranges from 30 to 40 years. Goodwill amortization charged to income for the years ended October 31, 1995, 1996 and 1997, was $50,000, $195,000 and $209,000, respectively.

The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment at October 31, 1997.

Other assets
Other assets, which is comprised of deferred compensation, patents, tradenames and other intangible assets, including those acquired in connection with the acquisition of the Bromethalin Assets as discussed in Note 3, are being amortized on a straight-line basis over the lives of the related assets, which range from one to fifteen years. Amortization expense related to other assets for the years ended October 31, 1995, 1996 and 1997, was approximately $57,000, $142,000 and $87,000, respectively.

                             AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                      (Continued)

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

Net income (loss) per common and common equivalent share
Net income (loss) per common and common equivalent share is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods presented, using the treasury stock method. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock warrants and options. The Company's outstanding options were excluded from primary and fully diluted per share computations for the year ended October 31, 1996, due to their anti-dilutive effect. The fully diluted per share computation for the year ended October 31, 1995 includes warrants and options exercised during the year ended October 31, 1995 on the assumption that the exercises took place at the beginning of the fiscal year.

Preferred stock
The Company's Board of Directors may, without further action by stockholders, from time-to-time direct the issuance of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of October 31, 1997.

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

                                AGRI-NUTRITION GROUP LIMITED
                               Notes to Financial Statements
                                        (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Management believes that there has been no impairment at October 31, 1997.

Recently issued accounting pronouncements
Beginning in 1998, the Company will be subject to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) that was adopted by the Financial Accounting Standards Board in February 1997. FAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. Management does not expect the adoption of FAS 128 to have a material impact on the Company's financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which defines the fair value based method of accounting for stock-based compensation plans. FAS 123 allows companies to use the fair value method defined in the statement or to continue use the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25). FAS 123 was adopted during the Company's fiscal 1997 and the Company will continue to use the provisions of APB 25 in determining net income. See Note 12 for the pro forma impact on the net income (loss) and net income (loss) per share for the years ended October 31, 1996 and 1997.

                                 AGRI-NUTRITION GROUP LIMITED
                                Notes to Financial Statements
                                           (Continued)


7.       Inventories

Inventories consist of the following:

                                                                                          October 31,
                                                                                   1996               1997
Raw materials                                                               $     3,700,881    $        4,049,028
Work-in-process                                                                     312,300               501,801
Finished goods                                                                    1,998,799             2,081,771
                                                                            ---------------    ------------------
                                                                                  6,011,980             6,632,600
Less reserve for excess and obsolete inventories                                   (148,432)             (277,290)
                                                                            ---------------    ------------------
                                                                            $     5,863,548    $        6,355,310
                                                                            ===============    ==================

8.       Property, plant and equipment

Property, plant and equipment consists of the following:
                                                       October 31,
                                                 1996              1997
Land                                       $     638,794     $      638,794
Buildings                                      1,668,183          1,895,779
Machinery and equipment                        3,399,986          4,583,080
Leasehold improvements                           228,880            374,203
Furniture and fixtures                           158,607            229,243
Vehicles                                          39,232             34,944
                                           -------------     --------------
                                               6,133,682          7,756,043
Less accumulated depreciation                 (1,384,511)        (1,968,282)
                                           -------------     --------------
                                               4,749,171          5,787,761
Construction in progress                          49,642                927
                                           -------------     --------------
                                           $   4,798,813     $    5,788,688
                                           =============     ==============

The Company leases certain equipment and facilities under noncancelable operating leases. The primary operating facilities of Zema and St. JON are leased from related parties (see Note 13). Minimum lease payments for operating leases, including leases with related parties, at October 31, 1997 are as follows:

                  1998                               $       561,469
                  1999                                       429,479
                  2000                                       277,554
                  2001                                       209,631
                                                     ---------------
                  Total minimum lease payments       $     1,478,133
                                                     ===============

                            AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                     (Continued)

Rental expense under all operating leases approximated $392,000, $548,000 and $406,000 for the years ended October 31, 1995, 1996 and 1997, respectively.

9.       Financing

Revolving credit agreement
The Company has revolving credit facilities which aggregated $8.025 million at October 31, 1997. In June 1997, the Company modified its existing credit agreements increasing the aggregate lines by $650,000, extending their maturity dates through March 31, 1999, lowering the interest rates and commitment fees charged and revising certain of the debt covenant calculations. The amended facilities consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At October 31, 1997, the interest rate charged on borrowings outstanding under the agreements, as amended, was 8.5% which is the bank's prime rate. At October 31, 1997, approximately $2.8 million is available for additional borrowings under these facilities.

At October 31, 1997, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements.

Acquisition notes payable
In connection with the acquisitions completed during fiscal 1995 (see Note 2), the Company entered into notes payable agreements with the former owners of Zema and St. JON. At October 31, 1997, the Company had an outstanding note payable of $300,000 to the former owner of Zema, of which 55% of that company's common stock is owned by the president of the Company's Zema subsidiary (see Note 13). That amount, plus interest accrued monthly at the Wall Street Journal's prime rate (8.5% at October 31, 1997), is due and payable in full on or before April 28, 1998, is recorded in current liabilities, and aggregates approximately $372,000 at October 31, 1997.

At October 31, 1997, the Company had a $1,300,000 note payable outstanding that has been assigned to the former owner of St. JON who is the president of the Company's St. JON subsidiary. In April 1997, the Company restructured this debt agreement. Under the revised agreement, the Company paid $500,000 in April 1997, in addition to the $450,000 scheduled payment of principle and accrued interest, and will pay off the remaining amounts in five annual installments of $324,563 beginning in March 1998. The interest rate on the note was not revised and is fixed at 7.6% per annum. Accrued interest on this note is approximately $59,000 at October 31, 1997 and is recorded in current liabilities as of such date.

                           AGRI-NUTRITION GROUP LIMITED
                           Notes to Financial Statements
                                    (Continued)

In connection with the acquisition of St. JON, the Company assumed a note payable and related accrued interest due to the former owner of St. JON who is the president of the Company's St. JON subsidiary. Concurrent with the completion of the acquisition, the Company deposited $1,038,000 in an irrevocable trust to complete an in-substance defeasance of the note payable. The funds were placed in trust solely to satisfy the $949,882 note payable (plus accrued interest) due and paid on December 31, 1995. Accordingly, the restricted cash, the note payable and the related accrued interest are not included on the October 31, 1995 and 1996 consolidated balance sheets.

In connection with the acquisition of Mardel during fiscal 1997, the Company entered into a notes payable agreement with the former owners. At October 31, 1997 the Company had a note balance of $300,000 payable in three annual installments of $49,000 of cash plus interest at prime, and $51,000 of the Company's common stock, beginning September 1998.

Financing agreements
The Company entered into agreements to finance certain of its insurance premiums. The financing agreements provide for monthly principal and interest payments of approximately $30,000 and $28,832, covering periods from August 1996 to August 1997 and August 1997 to August 1998, respectively, and an additional $6,882 monthly principle and interest covering periods from July 1997 to July 2000. The aggregate amount financed under these agreements are approximately $292,000 and $372,087, respectively. Of these amounts, approximately $292,000 and $243,232 remain outstanding at October 31, 1996 and 1997, respectively, and are included in current portion of long-term debt and notes payable at those dates. Additionally, $128,855 represents premiums for fiscal years ended October 31, 1999 and 2000, and are recorded in long-term debt.

10.      Common stock transactions

During the year ended October 31, 1996, the Company purchased 25,650 shares of its common stock at an aggregate cost of $49,986. These purchases were the first under the stock repurchase plan authorized by the Board of Directors in December 1995.

During the year ended October 31, 1997, the Company purchased 21,200 shares of its common stock at an aggregate cost of $29,556 under the stock repurchase plan. At October 31, 1997, the number of shares available to acquire that was authorized by the 1995 stock repurchase plan was 444,794. The Company expects to finance additional treasury stock purchases, if any, with available funds.

                               AGRI-NUTRITION GROUP LIMITED
                              Notes to Financial Statements
                                        (Continued)

11.      Income taxes

The components of the net income tax expense (benefit) are as follows:

                             For the Year Ended October 31,
                         1995                 1996              1997
Current:
     Federal         $     (63,836)      $     (71,156)     $          --
     State                  11,287             (10,696)            15,837
                     ----------------------------------------------------
                           (52,549)            (81,852)            15,837
                     ----------------------------------------------------
Deferred:
     Federal              (143,279)            (62,567)            73,854
     State                   2,428              (4,044)           (15,363)
                     ----------------------------------------------------
                          (140,851)            (66,611)            58,491
                     ----------------------------------------------------
                     $    (193,400)      $    (148,463)     $      74,328
                     ====================================================

Total tax expense (benefit) above excludes tax provision of $87,000, $71,000 and $9,000, related to discontinued operations for the years ended October 31, 1995, 1996 and 1997, respectively.

The net benefit for income taxes differs from the amount of income tax determined by applying the statuatory U.S. federal income tax rate to pretax loss as a result of the following:

                         For the Year Ended October 31,
                                 1995 1996 1997

Income tax benefit at statutory rate           $(102,589)  $(132,526)  $65,620
(Decrease) in valuation allowance                (95,732)
State income taxes, net of federal benefit         9,052      (9,728)      313
Other, net                                        (4,131)     (6,209)    8,395
                                               -------------------------------
                                               $(193,400)  $(148,463)  $74,328
                                               ===============================

                             AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                      (Continued)


Deferred tax (assets) liabilities are comprised of the following at October 31:

                                                                             For the Year Ended October 31,
                                                                         1995              1996             1997
Purchase accounting basis differences                           $      94,573     $      180,307     $   272,162
Fixed assets                                                            7,223             50,302         359,182
Other                                                                  27,351              4,074          29,367
                                                                ------------------------------------------------
     Gross deferred tax liabilities                                   129,147            234,683         660,711
                                                                ------------------------------------------------
Inventories                                                          (135,679)            (192,329)     (273,503)
Accruals                                                              (79,884)            (101,943)     (270,146)
Net operating loss carryforward                                      (195,065)            (271,)63      (441,670)
Other                                                                  (4,823)            (21,4)3        (43,810)
                                                                ------------------------------------------------
     Gross deferred tax assets                                       (415,451)            (587,598)   (1,029,129)
                                                                ------------------------------------------------

Deferred tax assets valuation allowance                                98,850              98,850        123,844
                                                                ------------------------------------------------
Net deferred tax assets                                         $    (187,454)    $      (254,065)  $   (244,574)
                                                                ================================================


At October 31, 1997, the Company has approximately $1,028,000 of net operating loss carryforwards which are available to offset future taxable income. These carryforwards begin to expire in 2010.

12.      Employee benefit plans

The Company maintains three 401(k) savings plans (the Plans). Employees of the Company and non-union employees of Resources participate in one 401(k) plan; a separate 401(k) plan was established for union employees of Resources. Employees of Zema and St. JON each participated in separate plans that were established prior to the acquisitions of Zema and St. JON by the Company (see Note 2) until November 1, 1996, at which time such plans were merged with PM Resources non-union plan into a single plan for Company employees. Employees of Mardel participate in a separate plan established prior to the acquisition of Mardel by the Company (see Note 4). However, the Company anticipates merging such plan into the Company's plan for non-union employees during fiscal 1998. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% of the employees' salaries. The Plans permit various employer matching contributions. Employer contributions were $135,513, $227,600 and $181,418 for the years ended October 31, 1995, 1996 and 1997, respectively.

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

Effective June 1, 1994, the Company adopted the Incentive Stock Plan (1994 ISP). An aggregate of 400,000 shares of the Company's common stock are reserved for issuance to eligible employees under the 1994 ISP. Options to purchase 237,500 and 121,500 shares of the Company's common stock were granted to employees under the 1994 ISP during the years ended October 31, 1995 and 1996, respectively. The exercise prices of the options granted in fiscal 1995 ranged from $3.50 to $4.25 per share, and the options granted in fiscal 1996 ranged from $1.56 to $2.63 per share, all of which approximated fair value on the dates of grant. These options vest ratably up to three years from the date of grant and will expire five years after the vesting date. Additionally in fiscal 1997, the Company repriced 232,500 outstanding employee options previously issued under the 1994 ISP at a revised exercise range of $1.4375 to $1.5625 per share, which approximated fair value on the dates of installment. All other terms of the options remain unchanged. The Company also issued 11,430 shares of common stock to employees under the 1994 ISP, during the year ended October 31, 1995. During the year ended October 31, 1996, the Company also issued 28,365 shares of the Company's Common Stock under the 1994 ISP to executives and outside directors of the Company. No shares were issued under the 1994 ISP in the year ended October 31, 1997.

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

In March 1995, the shareholders of the Company approved the Reload Option and Exchange Exercise Plan (the Reload Plan) which permits employees holding options to elect, in accordance with terms of the Reload Plan, to pay the exercise price of such options by surrendering the shares of the Company's common stock. The shares surrendered are valued at the reported closing market price of the Company's common stock on the date that the employee provides the notice of intent to exercise the option and surrenders the shares in payment of the exercise price. The Reload Plan also provides for the issuance to the employee of a new option to acquire the number of shares of the Company's common stock surrendered in the option exercise with an exercise price per share equal to the per-share valuation applicable to the shares surrendered. There are

                               AGRI-NUTRITION GROUP LIMITED
                               Notes to Financial Statements
                                      (Continued)

200,000 shares reserved for issuance under the Reload Plan; no options were granted during the years ended October 31, 1996 and 1997.

Effective March 7, 1996, the Company's shareholders approved the 1996 Incentive Stock Option Plan (1996 ISP). An aggregate of 1,000,000 shares of the Company's common stock are reserved for issuance to eligible Directors, officers and other employees, and consultants to the Company under the 1996 ISP. Options to purchase 370,000 and 257,000 shares of the Company's common stock were granted to employees under the 1996 ISP during the year ended October 31, 1996 and 1997, respectively. The exercise prices of the options granted range from $1.37 to $1.56 per share, which approximated fair value on the dates of grant. These options vest ratably up to three years from the date of grant and will expire ten years from the grant date. Also, during the year ended October 31, 1997, the Company issued 20,556 shares of the Company's common stock under the 1996 ISP to executives and outside directors of the Company.

FAS 123 was adopted during the Company's fiscal 1997 and the Company will continue to use the provisions of APB 25 in determining net income. See below for various disclosures related to FAS 123 and the pro forma impact of FAS 123 on the net income (loss) and net income (loss) per share for the years ended October 31, 1996 and 1997.

                                          Incentive Stock       Weighted Average
                                            Option Plan          Exercise Price

Outstanding at October 31, 1995                 795,500          $    1.20

Granted ($1.56 to $2.63)                        989,000               1.58
                                     ------------------
Outstanding at October 31, 1996               1,784,500               1.41

Granted ($1.19 to $1.56)                        192,000               1.46
                                     ------------------
Outstanding at October 31, 1997               1,976,500          $    1.42
                                     ==================

During fiscal 1997 a total of 185,000 options issued in prior years had the exercise prices reduced from a weighted average price of $3.27 an option to $1.56 an option, respectively.

During fiscal 1997, the Company adopted FAS 123, which addresses accounting for stock options and warrant plans and selected the "intrinsic value based method" for valuing stock options granted to employees. Had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in FAS 123, the Company's net income (loss) and net income (loss) per share would have increased (decreased) to the pro forma amounts listed below using the weighted average fair values indicated.

                              AGRI-NUTRITION GROUP LIMITED
                             Notes to Financial Statements
                                      (Continued)



                                                For the Year Ended October 31,
                                                   1996               1997

Net income (loss) as reported                   $(127,420)          $ 133,330
Pro forma net loss                               (232,858)            (75,278)

Net income (loss) per share as reported              (.02)                 .02
Pro forma loss per share                             (.03)                (.01)

Weighted average fair value of options granted  $    1.14           $     1.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 1996 and 1997: risk-free interest rates ranging from 5.4% to 6.5%, expected volatility of 75% to 95%, no dividends, and an expected life of four to six years. FAS 123 does not require pro forma disclosure of the effect of options and warrants granted in years prior to fiscal 1996. The pro forma effect of compensation costs using the fair value based method are not indicative of future amounts when the new method will apply to all outstanding option and warrant grants.

The following table summarizes information for stock warrants and options outstanding at October 31, 1997:

                                              Weighted Average                               Exercisable
    Range of                Number               Remaining             Exercise        Number      Weighted Average
Exercise Price           Outstanding              Life                   Price      Outstanding    Exercise Price
$           .81              558,000           1.3 years               $   .81         558,000         $   .81
    1.19-  2.00            1,353,500           6.8 years                  1.55       1,353,500            1.55
           2.62               15,000           8.3 years                  2.62          15,000            2.62
           4.25               50,000           2.5 years                  4.25          41,667            4.25


13.      Related party transactions

During fiscal 1996, the Company amended previously issued options to purchase 387,500 shares of common stock increasing the exercise price of $.81 per share to $1.56 per share, in conjunction with the management restructuring discussed in Note 17.

                            AGRI-NUTRITION GROUP LIMITED
                            Notes to Financial Statements
                                   (Continued)

In January 1995, the Company entered into an agreement with the Vice Chairman of the Company to provide financial services through August 1995. Compensation under the agreement, including all related expenses, totaled $85,000. The Vice Chairman resigned from the Company in September 1995.

In April 1995, in connection with the acquisition of Zema (see Note 2), the Company entered into an operating lease agreement with a limited partnership of which the general partner is president of the Company's Zema subsidiary. The lease, which expires in April 2000, with an option to extend the term for an additional five years, and relates to the land and building that comprise the primary operating facility for Zema. Rent expense under this agreement was $47,500, $95,000 and $132,000 for the years ended October 31, 1995, 1996 and
1997, respectively.

In September 1995, options issued to the Company's former Vice Chairman to purchase 310,000 shares of common stock for an aggregate exercise price of $250,000 were exercised.

In September 1995, in connection with the acquisition of St. JON (see Note 2), the Company entered into an operating lease agreement with the former owner of St. JON and the president of the Company's St. JON subsidiary. The lease, as amended expires in August 2000, with an option to extend the term for an additional five years, and relates to the land and buildings that comprise St. JON's primary operating facility. Rent expense under this agreement was $27,884, $167,301 and $231,680 for the years ended October 31, 1995, 1996 and 1997, respectively.

In September 1997, in connection with the acquisition of Mardel (see Note 4), the Company entered into an operating lease agreement with the former owners of Mardel. The lease expires in February 1999, with an option to extend the term for an additional five years, and relates to the land and buildings that comprise Mardel's primary operating facility. Rent expense under this agreement was $10,500 for the period from the date of the Mardel acquisition through October 31, 1997.

During the years ended October 31, 1995, 1996 and 1997 the Company had net sales of approximately $822,000, $954,000 and $944,000, respectively, to a national animal health marketing, warehousing, and distribution company that is also a shareholder of the Company. An officer of such corporation is also a shareholder of the Company and the Vice Chairman of the Company's Board of Directors. The Company's management considers sales to said corporation to be arms length transactions.

As discussed in Note 9, the Company entered into acquisition note payable agreements with the former owners of Zema, St. JON and Mardel.

                            AGRI-NUTRITION GROUP LIMITED
                           Notes to Financial Statements
                                   (Continued)

14.      Manufacturing and Supply Agreement

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

15.      Discontinued operations

In June 1997, the Company discontinued the distribution of ingredients to Purina. Consequently, in July 1997, the Company distributed all of its remaining ingredients inventories to Purina and discontinued its operations in this area. This segment of the Company's business has been accounted for and presented as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" (APB 30) for all periods reflected herein. At October 31, 1997, substantially all of the net assets relating to the ingredients segment have either been disposed or have been deployed into the Company's existing operations.

Management does not anticipate that the ingredients segment will have any significant operations in the future. Furthermore, management does not believe that there are any separately identifiable fixed assets related to the ingredients segment and proceeds, if any, related to disposition of such net assets subsequent to the June 1997 measurement date have not to date and are not expected to result in a material net gain or loss in future periods. However, the ultimate financial impact of the discontinuation of the segment could differ from management's current estimates.

The operating results of the discontinued operations are summarized as follows:

                                                                    For the Year Ended October 31,
                                                                 1995             1996               1997
Net sales                                                   $    8,914,317   $     7,722,255   $    5,531,411
Income before income tax provision                                 227,262           185,204           23,835
Income tax  provision                                               87,496            71,304            9,176
                                                            --------------   ---------------   --------------
Net income                                                  $      139,766   $       113,900   $       14,659
                                                            ==============   ===============   ==============

                                AGRI-NUTRITION GROUP LIMITED
                                Notes to Financial Statements
                                       (Continued)




The net assets of the discontinued operations are summarized as follows:

                                                              October 31,
                                                     1996                1997
Current assets, primarily accounts receivable
     and inventories                              $    1,738,000       $     --
Property, plant and equipment, net                       109,000
Current liabilities                                     (499,461)
                                                  --------------
Net assets of discontinued operations             $    1,347,539       $     --
                                                  ==============       ========


16.    Commitment and contingencies

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

17.    Other matters

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

Corporate reorganization
In August 1996, the Company announced the resignation of the Company's Chief Executive Officer and President, effective October 31, 1996, and its Chief Financial Officer, effective August 23, 1996. In connection with these resignations, the Company incurred a non-recurring charge of $240,000 relative to severance costs in the fourth quarter of fiscal 1996. These costs were paid during fiscal 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareholders of Agri-Nutrition
Group Limited



Our audits of the consolidated financial statements referred to in our report dated December 12, 1997, appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
St. Louis, Missouri
December 12, 1997

AGRI-NUTRITION GROUP LIMITED
SCHEDULE VIII - RULE 12-09
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
OCTOBER 31, 1997





       COLUMN A                   COLUMN B                            COLUMN C                       COLUMN D             COLUMN E
                                 BALANCE AT                                                                              BALANCE AT
                                 BEGINNING                                                           DEDUCTIONS           END OF
      DESCRIPTION                OF PERIOD                           ADDITIONS                       - DESCRIBE           PERIOD
                                                      ----------------------------------------
                                                       CHARGED TO COSTS      CHARGED TO OTHER
                                                        AND EXPENSES       ACCOUNTS - DESCRIBE

FAS 109 Valuation
  Allowance                     $   98,850                --                  $ 24,994 (1)               --            $ 123,844

Inventory Reserve               $  148,432              $ (31,806)            $160,664 (1)               --            $ 277,290

Allowance for
   Doubtful Accounts            $   53,029              $  (5,518)            $ 86,194 (1)               --            $  33,705

(1) The FAS 109 valuation allowance, inventory reserve and allowance for doubtful account allowances were increased by this amount in connection with the Company's acquisition of Mardel Laboratories, Inc. in September 1997.