Form 10-Q
period 1998-01-31
AGRI NUTRITION GROUP LTD
filed 1998-03-16
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1998

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

                     Yes           X                      No



The number of shares of common stock outstanding at March 14, 1998 is 9,316,780 shares.

AGRI-NUTRITION GROUP LIMITED


Index
--------------------------------------------------------------------------------


                                                                           Page


Financial information

Financial Statements

   Consolidated Balance Sheet -
    October 31, 1997 and
    January 31, 1998 (unaudited)                                             1

   Consolidated Statement of Operations -
    three months ended January 31, 1997
    and 1998 (unaudited)                                                     2

   Consolidated Statement of Cash Flows -
    three months ended January 31, 1997
    and 1998 (unaudited)                                                     3

   Consolidated Statement of Shareholders' Equity -
      three months ended January 31, 1998
      (unaudited)                                                            4

   Notes to Consolidated Financial Statements                                5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                         9


Other information

Item 4. Submission of Matters to a Vote of Security Holders                 13

Item 6. Exhibits and Reports on Form 8-K                                    13

Signature                                                                   13

AGRI-NUTRITION GROUP LIMITED

Consolidated Balance Sheet
Page 1
--------------------------------------------------------------------------------


                                                                              October 31,          January 31,
                                                                                 1997                 1998
                                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $        145,505    $         106,367
   Accounts receivable                                                            3,817,417            4,440,923
   Inventories                                                                    6,355,310            6,507,787
   Prepaid expenses and other assets                                              1,260,672            1,640,517
                                                                           ----------------    -----------------
                                                                                 11,578,904           12,695,594

Property, plant and equipment, net                                                5,788,688            5,719,320
Goodwill                                                                          8,095,049            8,125,092
Other assets                                                                      1,133,509            1,158,151
                                                                           ----------------    -----------------
                                                                           $     26,596,150    $      27,698,157
                                                                           ================    =================

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable                     $        201,636    $         158,971
   Current portion of acquisition notes payable                                     719,716              719,716
   Accounts payable                                                               1,417,286            1,638,699
   Accrued expenses                                                               1,467,948              802,822
                                                                           ----------------    -----------------
                                                                                  3,806,586            3,320,208

Long-term debt and notes payable                                                  5,665,955            7,461,150
Acquisition notes payable                                                         1,570,249            1,570,249
Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
   Common stock ($.01 par value; 20,000,000 shares
      authorized; 9,304,280 and 9,316,780 shares
      issued and outstanding, respectively)                                          93,043               93,168
   Additional paid-in capital                                                    15,935,700           15,954,325
   Accumulated deficit                                                             (395,841)            (621,401)
                                                                           ----------------    -----------------
                                                                                 15,632,902           15,426,092
Cost of common stock held in Treasury
   (46,850 shares in both 1997 and 1998)                                            (79,542)             (79,542)
                                                                           ----------------    -----------------
                                                                                 15,553,360           15,346,550
                                                                           ----------------    -----------------

Total Liabilities and Shareholders' Equity                                 $     26,596,150    $      27,698,157
                                                                           ================    =================



                        The accompanying  notes are an integral part
                         of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Operations (unaudited)
Page 2
--------------------------------------------------------------------------------



                                                                                   For the three months
                                                                                     ended January 31,
                                                                                 1997                 1998

Net sales                                                                   $     7,428,587      $    7,636,129
Cost of sales                                                                     5,717,363           5,686,946
                                                                            ---------------      --------------
Gross profit                                                                      1,711,224           1,949,183
Selling, general and administrative expenses                                      1,601,797           2,089,135
Research and development                                                             47,746              45,806
                                                                            ---------------      --------------
Income (loss) from operations                                                        61,681            (185,758)
Interest expense                                                                   (166,650)           (183,474)
Other income                                                                         29,523               2,468
                                                                            ---------------      --------------
Loss before income tax benefit                                                      (75,446)           (366,764)
Income tax benefit                                                                   30,188             141,204
                                                                            ---------------      --------------
Loss from continuing operations                                                     (45,258)           (225,560)
Income from discontinued operations, net                                             15,274
                                                                            ---------------      --------------
Net loss                                                                    $       (29,984)     $     (225,560)
                                                                            ===============      ==============

Basic net loss per common and common equivalent share (Note 4):
   Loss from continuing operations                                          $           --       $         (.02)
   Loss from discontinued operations
                                                                            ---------------      --------------
   Net loss                                                                 $           --       $         (.02)
                                                                            ===============      ==============

Diluted net loss per common and common equivalent share (Note 4):
   Loss from continuing operations                                          $           --       $         (.02)
   Loss from discontinued operations
                                                                            ---------------      --------------
   Net loss                                                                 $           --       $         (.02)
                                                                            ===============      ==============

Basic common and common equivalent
   shares outstanding (Note 4)                                                    8,368,090           9,313,927
                                                                            ===============      ==============

Diluted common and common equivalent
   shares outstanding (Note 4)                                                    8,368,090           9,313,927
                                                                            ===============      ==============


                     The accompanying  notes are an integral part
                      of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Cash Flows (unaudited)
Page 4
--------------------------------------------------------------------------------


                                                                                   For the three months
                                                                                     ended January 31,
                                                                                 1997                 1998
Operating activities
Net loss from continuing operations                                        $        (45,258)   $        (225,560)
Adjustments to reconcile net loss to net
 cash used in operating activities:-
   Depreciation and amortization                                                    207,138              264,349
   Income from discontinued operations, net of taxes (Note 8)                        15,274
   Change in net assets from discontinued operations (Note 8)                     1,236,556
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                            (715,368)            (623,506)
      (Increase) decrease in inventories                                              6,385             (152,477)
      Increase in prepaid expenses and other                                        (94,676)            (504,476)
      Increase (decrease) in accounts payable                                      (638,233)             221,413
      (Decrease) in accrued expense                                                (374,153)            (665,126)
                                                                           ----------------    -----------------
Net cash used in operating activities                                              (402,335)          (1,685,383)
                                                                           ----------------    -----------------

Investing activities
Purchase of property, plant and equipment                                          (120,517)            (125,035)
                                                                           ----------------    -----------------
Net cash used in investing activities                                              (120,517)            (125,035)
                                                                           ----------------    -----------------

Financing activities
Proceeds from long-term debt and notes payable, net                                 504,465            1,752,530
Issuance of common stock to directors and officers                                                       18,750
Purchase of treasury stock                                                          (29,556)
                                                                           ----------------    -----------------
Net cash provided by financing activities                                           474,909            1,771,280
                                                                           ----------------    -----------------

Decrease in cash and cash equivalents                                               (47,943)             (39,138)
Cash and cash equivalents, beginning of period                                    2,186,877              145,505
                                                                           ----------------    -----------------
Cash and cash equivalents, end of period                                   $      2,138,934    $         106,367
                                                                           ================    =================


                  The accompanying  notes are an integral part
                   of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Shareholders' Equity (unaudited)
Page 5
--------------------------------------------------------------------------------


                                                                   Common Stock in
                                      Common Stock                Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit       Total
Balance, November 1,
   1997                    9,304,280  $   93,043  $ 15,935,700    (46,850)   $  (79,542)  $ (395,841)  $ 15,553,360
Issuance of stock to
   directors and
   officers                   12,500         125        18,625                                               18,750

Net loss                                                                                    (225,560)      (225,560)
                           ---------  ----------  ------------     -------   ----------   ----------   ------------

Balance, January 31,
   1998                    9,316,780  $   93,168  $ 15,954,325    (46,850)   $  (79,542)  $ (621,401)  $ 15,346,550
                           =========  ==========  ============     =======   ==========   ==========   ============



                    The accompanying  notes are an integral part
                     of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 5
--------------------------------------------------------------------------------


1.     Unaudited consolidated financial statements

              The consolidated balance sheet as of January 31, 1998, the consolidated statement of operations for the three-month periods ended January 31, 1997 and 1998, the consolidated statement of cash flows for the three-month periods ended January 31, 1997 and 1998 and the consolidated statement of shareholders' equity for the three-month period ended January 31, 1998 have been prepared by Agri-Nutrition Group Limited (the Company) without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended January 31, 1997 and 1998 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended January 31, 1997 and 1998, respectively, are not necessarily indicative of the operating results for the full year.

              The consolidated financial statements have been restated to reflect the Company's Ingredients segment as a discontinued operation in accordance with Accounting Principles Board Opinion No.
       30, "Reporting the Results of Operations" (APB 30) (see Note 8).

2.     Organization

              Agri-Nutrition Group Limited (the Company), a Delaware corporation, was organized on July 20, 1993, to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, through its wholly-owned subsidiary, PM Resources, Inc. (Resources), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business (the Business) of Purina Mills, Inc. (Purina). See Note 14 to the Company's Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended October 31, 1997 (1997 Annual Report) for further discussion of related matters involving Purina. Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

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

              See Notes 2 and 4 to the Company's Consolidated Financial Statements included in the 1997 Annual Report for additional information related to the acquisitions of Zema, St. JON and Mardel, including information regarding the additional purchase price which must be paid to the former owner of Zema if Zema achieves certain financial goals. In addition, see Note 3 to the Company's Consolidated Financial Statements included in the 1997 Annual Report for information about the

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 6
--------------------------------------------------------------------------------


       Company's acquisition of the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin (the "Bromethalin Assets"), a highly effective and proprietary rodenticide serving
       agricultural   and  Pest  Control   Operator  (PCO)  markets,   including
       information regarding additional consideration to be paid based on shipments of Bromethalin to Purina over a five-year period.

3.     Summary of significant accounting policies

              The accounting  policies  followed by the Company are set forth in
       Note 6 to the Consolidated Financial Statements included in the 1997 Annual Report. The financial statements included herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in such report.

       Net loss per common and common equivalent share

              Commencing with its fiscal 1998 first quarter, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) that was adopted by the Financial Accounting Standards Board in February 1997. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. The adoption of FAS 128 does not affect the Company's fiscal 1998 first quarter financial statements and management does not expect it to have a material impact on the Company's future financial statements.

4.     Inventories

              Inventories consist of the following:

                                                  October 31,     January 31,
                                                     1997            1998

              Raw materials                     $   4,049,028    $  3,266,895
              Work-in-process                         501,801         569,165
              Finished goods                        2,081,771       2,946,188
                                                -------------    ------------
                                                    6,632,600       6,782,248
              Less:  reserve for excess
                and obsolete inventories             (277,290)       (274,461)
                                                -------------    ------------
                                                $   6,355,310    $  6,507,787
                                                =============    ============

5.     Financing

              The Company has revolving credit facilities which aggregated $7.9 million at January 31, 1998. In June 1997, the Company modified its existing credit agreements increasing the aggregate lines by $650,000, extending their maturity dates through March 31, 1999, lowering the interest rates and commitment fees charged and revising certain of the debt covenant calculations. The amended facilities consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 7
--------------------------------------------------------------------------------


       interest rate ranges from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the agreements.

              At January 31, 1998, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements. Approximately $.7 million was available under these facilities at January 31, 1998.

6.     Related Party Transactions

              See Note 13 to the Company's  Consolidated Financial Statements in
       the  1997  Annual  Report  for  a  discussion   regarding  related  party
       transactions.

7.     Employee benefit plans

              During the three months ended January 31, 1998, 12,500 shares and options to purchase 65,000 shares of the Company's common stock were granted to employees in connection with the Company's 1996 Incentive Stock Plan. The exercise price of the options was $1.375 per share, which approximated the fair value on the dates of grant. These options vest ratably over two years from the date of grant and will expire ten years from the grant date. No shares or options were issued in connection with 1995 Incentive Stock Plan or the Company's 1994 Incentive Stock Plan. See
       Note 12 to the Company's financial statements in the 1997 Annual Report for a discussion of the Company's incentive stock plans.

8.     Discontinued operations

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

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 8
--------------------------------------------------------------------------------



              There were no net assets from discontinued operations at period ending October 31, 1997 and January 31, 1998. The operating results of the discontinued operations are summarized as follows:

                                                 For the three months ended
                                                      January 31,
                                               1997                 1998

       Net sales                         $      2,728,220    $              --
                                         -----------------   -----------------


       Income before tax provision       $         25,462    $              --
       Income tax provision                       (10,188)                  --
                                        -----------------    -----------------

       Net income                        $         15,274    $              --
                                         -----------------   -----------------




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

       Given the acquisitions of businesses with branded, consumer-targeted products and the continued emphasis on growth of the specialty product segment, the significance of the ingredients segment had decreased in fiscal 1996 and 1997. As discussed in prior reports, management expected this trend to continue in the future. In June 1997, the Company discontinued the distribution of ingredients to Purina. In July 1997, the Company distributed all of its remaining ingredients inventories and discontinued operations in its ingredients segment. This segment is accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Accordingly, the Company has reported the ingredients segment as discontinued operations and the consolidated financial statements have been reclassified to report separately the financial position and operating results of the segment. The Company's consolidated operating results for years ended October 31, 1997 and 1998 have been restated to reflect the Company's continuing operations related to its specialty products business. Net assets for the ingredients segment no longer meets the requirements for segment disclosure under generally accepted accounting principles.

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

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 10
--------------------------------------------------------------------------------



Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1998

                                                        1997                                   1998
Net sales...................................$    7,429         100.0%               $   7,636          100.0%

Cost of sales...............................     5,718          77.0                    5,687           74.5

Gross profit................................     1,711          23.0                    1,949           25.5

Selling, general and
  administrative expense....................     1,602          21.6                    2,089           27.4

Research and development....................        48            .7                       46             .6

Operating income (loss).....................        62            .8                     (186)          (2.4)



       Total net sales increased 3% from $7.4 million in fiscal 1997 to $7.6 million for 1998. This increase reflects a 65% increase in sales of the Pet Health Care Division due primarily to the acquisition of Mardel Laboratories in September 1997 and strong growth in the pet oral hygiene product category. The increase was partially offset by anticipated weakness in the agriculture portion of PM Resources' business and the planned shift in timing of sales to certain contract manufacturing and private label clients during the first quarter in 1997, but in later quarters in 1998.

       Gross profit increased from $1.7 million in 1997 (23.0% of net sales) to $1.9 million in 1998 (25.5% of net sales), primarily due to changes in the Company's sales mix, which consisted of an increased proportion of sales of the Pet Health Care Division, which generally has higher margins as compared to sales of the Company's private label/contract manufacturing business.

       Selling, general and administrative expenses increased from $1.6 million in 1997 to $2.1 million in 1998 primarily due to the increased costs related to Mardel Laboratories business, which was acquired in September 1997. The increase in expenses includes certain redundant expenses that are being incurred during the consolidation of certain manufacturing, marketing and overhead expenses among the operating companies that comprise the Pet Health Care Division. Such consolidation is anticipated to be completed by the end of the second quarter of the Company's 1998 fiscal year.

       The factors discussed above resulted in an operating loss of approximately $.2 million during the three months ended January 31, 1998, compared to operating income of approximately $.1 million for the three months ended January 31, 1997.

       Interest expense was approximately $.17 million in 1997 and $.18 million in 1998, reflecting increased debt balances that resulted from the Company's investment in Mardel Laboratories.

       The effective income tax rate of the Company was 40% and 38.5% for 1997 and 1998, respectively. The aggregate amount of the deferred tax asset valuation allowance at January 31, 1998 was approximately $.1 million.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 11
--------------------------------------------------------------------------------





Liquidity and Capital Resources

       The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds from its July 1994 initial public offering for the acquisition and related expenses in 1995 and will require additional payments of $300,000 plus interest prior to April 1998, and potentially additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2 million plus interest to be paid in annual installments over six years commencing March 31, 1997. During fiscal 1997, the Company utilized approximately $1 million of cash for payment of this obligation and related accrued interest, and restructured the agreement, with annual payments of $325,000 being required over the five years commencing March 31, 1998. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1 million including related expenses at closing, and will require additional consideration based on shipments of Bromethalin to Purina over a five-year period. In September 1997, the Company acquired Mardel Laboratories, Inc. for cash of approximately $1 million and stock valued at approximately $1.1 million. As additional consideration for the acquisition of Mardel, the Company also issued a note payable of $300,000 to the former owners of the acquired company to be paid in cash and stock over a period of three years. With the acquisition of Mardel, the Company utilized its remaining proceeds from its initial public offering.

       During the three months ended January 31, 1997 and 1998, cash used by operations approximated $.4 million and $1.7 million, respectively, which was primarily related to funding seasonal working capital requirements. The funding of seasonal working capital in 1997 was partially financed by the generation of approximately $1.2 million due to timing of receipt of amounts related to ingredients business which was discontinued in July 1997. See Note 14 to the Company's Consolidated Financial Statements included in the 1997 Annual Report. These seasonal cash requirements were funded through utilization of available credit facilities.

       The Company has revolving credit facilities which aggregated $7.9 million at January 31, 1998. The facilities consist of up to an aggregate of $4.8 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $3.35 million revolving credit line with available amounts being reduced $125,000 per quarter. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At January 31, 1998, the interest rate charged on borrowings outstanding under the agreements, as amended, was 8.75%, which is the bank's prime rate plus 1/4%. Approximately $.7 million was available under these facilities at January 31, 1998. The Company and its subsidiaries are in compliance with all covenants related to its various financing arrangements. The agreements allow the Company to sweep all cash balances against outstanding borrowings, thus reducing the Company's overall interest expense.

       The Company's board of directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. No shares were repurchased under this program during

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------


the first quarter of fiscal 1998. As of January 31, 1998, 46,850 shares had been repurchased under this program at an aggregate cost of $79,542.

       Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities.

       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the three months ended January 31, 1998 were approximately $.1 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which in prior periods approximated current depreciation expense.


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

AGRI-NUTRITION GROUP LIMITED

Part II - Other Information
Page 13
--------------------------------------------------------------------------------

Item 4.    Submission of Matter to a Vote of Security Holders.

       On March 5, 1998, the Company held its annual meeting of stockholders. At the meeting, the stockholders re-elected Bruce Baker and Robert Schlutz as Class 2 Directors. The following table summarizes the voting:

                                                                Abstentions/
                              For         Against/Withheld     Broker Nonvotes
Bruce G. Baker            7,900,185          104,424                  0
Robert W. Schlutz         7,924,185           80,424                  0


  Item 6.          Exhibits and Reports on Form 8-K.

  a.   Exhibits.

       None.

  b. Reports of Form 8-K.

       The following report on Form 8-K was filed during the fiscal quarter ended January 31, 1998:

       1. On December 12, 1997, a Current Report on Form 8-K/A-1 was filed to report, pursuant to Item 2 thereof, the acquisition of Mardel Laboratories, Inc.

  Signature

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  AGRI-NUTRITION GROUP LIMITED


   /s/ Robert J. Elfanbaum
-------------------------------------

  Robert J. Elfanbaum
  Vice President and Chief Financial Officer
  March 16, 1998