Form 10-Q
period 1998-04-30
AGRI NUTRITION GROUP LTD
filed 1998-06-15
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 1998

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

                Yes           X                      No



The number of shares of common stock outstanding at June 13, 1998 is 9,266,230 shares.

AGRI-NUTRITION GROUP LIMITED


Index
--------------------------------------------------------------------------------


                                                                           Page


Financial information

Financial Statements

   Consolidated Balance Sheet -
    October 31, 1997 and
    April 30, 1998 (Unaudited)                                              1

   Consolidated Statement of Operations -
    three and six months ended April 30, 1997
    and 1998 (Unaudited)                                                    2

   Consolidated Statement of Cash Flows -
    six months ended April 30, 1997
    and 1998 (Unaudited)                                                    3

   Consolidated Statement of Shareholders' Equity -
      six months ended April 30, 1998 (Unaudited)                           4

   Notes to Consolidated Financial Statements (Unaudited)                   5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                        9


Other information

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signature                                                                   14

AGRI-NUTRITION GROUP LIMITED

Consolidated Balance Sheet
Page 1
--------------------------------------------------------------------------------


                                                                              October 31,           April 30,
                                                                                 1997                 1998
                                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $        145,505    $          79,548
   Accounts receivable                                                            3,817,417            4,219,357
   Inventories                                                                    6,355,310            6,806,213
   Prepaid expenses and other assets                                              1,260,672            1,501,345
                                                                           ----------------    -----------------
                                                                                 11,578,904           12,606,463

Property, plant and equipment, net                                                5,788,688            5,679,265
Goodwill                                                                          8,095,049            8,057,843
Other assets                                                                      1,133,509            1,074,386
                                                                           ----------------    -----------------
                                                                           $     26,596,150    $      27,417,957
                                                                           ================    =================
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable                     $        201,636    $         186,714
   Current portion of acquisition notes payable                                     719,716              437,371
   Accounts payable                                                               1,417,286            2,034,831
   Accrued expenses                                                               1,467,948              645,807
                                                                           ----------------    -----------------
                                                                                  3,806,586            3,304,723

Long-term debt and notes payable                                                  5,665,955            7,621,198
Acquisition notes payable                                                         1,570,249            1,347,005

Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
   Common stock ($.01 par value; 20,000,000 shares
     authorized; 9,304,280 and 9,333,580 shares issued
     and outstanding, respectively)                                                  93,043               93,336
   Additional paid-in capital                                                    15,935,700           15,975,157
   Accumulated deficit                                                             (395,841)            (843,920)
                                                                           ----------------    -----------------
                                                                                 15,632,902           15,224,573
Cost of common stock held in Treasury
   (46,850 in both 1997 and 1998)                                                   (79,542)             (79,542)
                                                                           ----------------    -----------------
                                                                                 15,553,360           15,145,031
                                                                           ----------------    -----------------
Total Liabilities and Shareholders' Equity                                 $     26,596,150    $      27,417,957
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

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Operations (unaudited)
Page 2
--------------------------------------------------------------------------------


                                                    For the three and six months ended April 30,
                                                     1997                                    1998
                                            Three               Six                Three               Six
                                           months             months              months             months
Net sales                             $      7,901,271    $    15,329,858    $     8,609,244     $    16,245,373
Cost of sales                                5,764,944         11,482,308          6,300,023          11,986,969
                                      ----------------    ---------------    ---------------     ---------------

Gross profit                                 2,136,327          3,847,550          2,309,221           4,258,404
Selling, general and
 administrative expenses                     1,852,779          3,454,575          2,416,503           4,505,638
Research and development                        35,948             83,694             55,202             101,008
                                      ----------------    ---------------    ---------------     ---------------
Operating income (loss)                        247,600            309,281           (162,484)           (348,242)
Interest expense                              (157,574)          (324,224)          (198,852)           (382,326)
Other (expense) income
   (Note 10)                                  (183,943)          (154,420)              (485)              1,983
                                      ----------------    ---------------    ---------------     ---------------
Loss before income tax benefit                 (93,917)          (169,363)          (361,821)           (728,585)
Income tax benefit                              34,901             65,089            139,302             280,506
                                      ----------------    ---------------    ---------------     ---------------
Loss from continuing operations                (59,016)          (104,274)          (222,519)           (448,079)
Income from discontinued
  operations, net (Note 8)                       9,700             24,974                 --                  --
                                      ----------------    ---------------    ---------------     ---------------
Net loss                              $        (49,316)   $       (79,300)   $      (222,519)    $      (448,079)
                                      ----------------    ---------------    ---------------     ---------------

Basic net loss per common and
  common equivalent share
  (Note 3):
  Loss from continuing operations     $           (.01)   $          (.01)   $          (.02)    $          (.05)
  Income from discontinued
   operations                                       --                 --                 --                  --
                                      ----------------    ---------------    ---------------     ---------------
  Net loss                            $           (.01)   $          (.01)   $          (.02)    $          (.05)
                                      ----------------    ---------------    ---------------     ---------------

Diluted net loss per common and
common equivalent share (Note 3):
  Loss from continuing operations     $           (.01)   $          (.01)   $          (.02)    $          (.05)
  Income from discontinued operations               --                 --                 --                  --
                                      ----------------    ---------------    ---------------     ---------------
  Net loss                            $           (.01)   $          (.01)   $          (.02)    $          (.05)
                                      ----------------    ---------------    ---------------     ---------------

Basic common and common
 equivalent shares outstanding
  (Note 3)                                   8,360,094          8,364,158          9,280,339           9,275,221
                                      ----------------    ---------------    ---------------     ---------------

Diluted common and common
  equivalent shares outstanding
  (Note 3)                                   8,360,094          8,364,158          9,280,339           9,275,221
                                      ----------------    ---------------    ---------------     ---------------


                The accompanying  notes are an integral part
                 of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Cash Flows (unaudited)
Page 3
--------------------------------------------------------------------------------


                                                                                    For the six months
                                                                                      ended April 30,
                                                                                 1997                 1998
Operating activities
Loss from continuing operations                                            $       (104,274)   $        (448,079)
Adjustments to reconcile loss from continuing operations
 to net cash used in operating activities:-
   Depreciation and amortization                                                    423,598              567,973
   Income from discontinued operations, net of taxes (Note 8)                        24,974
   Change in net assets from discontinued operations (Note 8)                     1,007,953
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                            (1,437,097)            (401,940)
      (Increase) decrease in inventories                                            597,215             (450,903)
      (Increase) decrease in prepaid expenses and other                              14,677             (318,446)
      Increase (decrease) in accounts payable                                      (282,221)             617,545
      Decrease in accrued expenses                                                 (542,760)            (822,141)
                                                                           ----------------    -----------------

Net cash used in operating activities                                              (297,935)          (1,255,991)
                                                                           ----------------    -----------------
Investing activities
Purchase of property, plant and equipment                                          (269,645)            (284,448)
                                                                           ----------------    -----------------
Net cash used in investing activities                                              (269,645)            (284,448)
                                                                           ----------------    -----------------
Financing activities
Borrowings (repayment) of long-term debt and notes payable, net                    (517,871)           1,734,732
Repayment of acquisition notes payable                                                                  (300,000)
Issuance of common stock to directors and officers                                    7,000               39,750
Purchase of Treasury Stock                                                          (29,556)
                                                                           ----------------    -----------------
Net cash provided by (used in) financing activities                                (540,427)           1,474,482
                                                                           ----------------    -----------------

Decrease in cash and cash equivalents                                            (1,108,007)             (65,957)
Cash and cash equivalents, beginning of period                                    2,186,877              145,505
                                                                           ----------------    -----------------
Cash and cash equivalents, end of period                                   $      1,078,870    $          79,548
                                                                           ================    =================


                    The accompanying notes are an integral part of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Shareholders' Equity (unaudited)
Page 4
--------------------------------------------------------------------------------



                                                                    Common Stock in
                                      Common Stock                 Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit       Total
Balance, November 1,
   1997                    9,304,280  $   93,043  $ 15,935,700    (46,850)   $  (79,542)  $ (395,841)  $ 15,553,360

Issuance of stock to
   directors and officers     29,300         293        39,457                                               39,750

Net loss                                                                                    (448,079)      (448,079)
                         -------------------------------------------------------------------------------------------

Balance, April 30,
   1998                    9,333,580  $   93,336  $ 15,975,157    (46,850)   $  (79,542)  $ (843,920)  $ 15,145,031
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

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 5
--------------------------------------------------------------------------------


1.     Unaudited consolidated financial statements

              The consolidated balance sheet as of April 30, 1998, the consolidated statements of operations for the three and six-month periods ended April 30, 1997 and 1998, the consolidated statements of cash flows for the six-month periods ended April 30, 1997 and 1998 and the consolidated statement of shareholders' equity for the six-month period ended April 30, 1998 have been prepared by Agri-Nutrition Group Limited (the Company) without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended April 30, 1997 and 1998 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended April 30, 1997 and 1998, respectively, are not necessarily indicative of the operating results for the full year.

              The consolidated financial statements have been restated to reflect the Company's ingredients segment as a discontinued operation in accordance with Accounting Principles Board Opinion No.
       30, "Reporting the Results of Operations" (APB 30) (see Note 8).

2.     Organization

              Agri-Nutrition   Group  Limited,  a  Delaware   corporation,   was
       organized on July 20, 1993, to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, through its wholly-owned subsidiary, PM Resources, Inc. (Resources), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business (the Business) of Purina Mills, Inc. (Purina). See Note 14 to the Company's Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended October 31, 1997 (1997 Annual Report) for further discussion of related matters involving Purina. Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

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

              See Notes 2 and 4 to the Company's Consolidated Financial Statements included in the 1997 Annual Report for additional information related to the acquisitions of Zema, St. JON and Mardel, including information regarding the additional purchase price which must be paid to the former owner of Zema if Zema achieves certain financial goals. In addition, see Note 3 to the Company's Consolidated Financial Statements included in the 1997 Annual Report for information about the Company's acquisition of the worldwide patents, active ingredient inventory, registrations and

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 6
--------------------------------------------------------------------------------


       rights to Bromethalin (the Bromethalin Assets), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator
       (PCO) markets, including information regarding additional consideration to be paid based on shipments of Bromethalin to Purina over a five-year period.

              As stated in the 1997 Annual Report, the Pet Health Care Division, which is comprised of St. JON, St. JON VRx, Zema and Mardel, had planned to integrate operations in fiscal year 1998 to benefit from expected operating synergies. During the first six months of fiscal 1998 the production shifted from Raleigh, North Carolina to the Company's other manufacturing locations. The distribution functions within the Pet Health Care Division are anticipated to be consolidated by the end of the third quarter resulting in shutting down the Company's Raleigh facility. Consolidation of the sales and administration functions of the Pet Health Care Division also will be completed by the end of the third quarter of fiscal 1998.

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

       Net loss per common and common equivalent share

              Commencing with its fiscal 1998 first quarter, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) that was adopted by the Financial Accounting Standards Board in February 1997. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. The adoption of FAS 128 does not affect the Company's fiscal 1998 second quarter financial statements and management does not expect it to have a material impact on the Company's future financial statements. The adoption of FAS 128 had no impact on fiscal 1997 financial statements.

4.     Inventories

              Inventories consist of the following:

                                                                              October 31,           April 30,
                                                                                 1997                 1998
              Raw materials                                                $      4,049,028    $       4,572,669
              Work-in-process                                                       501,801              357,995
              Finished goods                                                      2,081,771            2,143,901
                                                                           ----------------    -----------------

                                                                                  6,632,600            7,074,565
              Less:  reserve for excess and obsolete inventories                   (277,290)            (268,352)
                                                                           ----------------    -----------------
                                                                           $      6,355,310    $       6,806,213
                                                                           ================    =================

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 7
--------------------------------------------------------------------------------



5.     Financing

              The Company had revolving credit facilities which aggregated $7.8 million at April 30, 1998. In May 1998, the Company consolidated its existing credit agreements increasing the line to $9.2 million with a maturity date of March 31, 2001. The new bank agreement also increased borrowing availability for working capital demand and modified the bank covenants. The new facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.7 million revolving credit line with available amounts being reduced $150,000 per quarter with the first such reduction on November 30, 1998. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the new agreement. At April 30, 1998, the interest rate charged on borrowings outstanding under the new agreement would have been 8.75% which is the bank's prime rate plus .25%. At April 30, 1998, approximately $1 million would have been available under this new agreement, after repayment of amounts due to the seller of St. JON, as discussed under "Liquidity and Capital Resources."

              At April  30,  1998,  the  Company  and its  subsidiaries  were in
       compliance   with  all  covenants   related  to  its  various   financing
       arrangements.

6.     Related party transactions

              See Note 13 to the Company's  Consolidated Financial Statements in
       the  1997  Annual  Report  for  a  discussion   regarding  related  party
       transactions.

7.     Employee benefit plans

              During the six months ended April 30, 1998, 29,300 shares and options to purchase 65,000 shares of the Company's common stock were granted to employees in connection with the Company's 1996 Incentive Stock Plan. The exercise price of the options was $1.375 per share, which approximated the fair value on the dates of grant. These options vest ratably over two years from the date of grant and will expire ten years from the grant date. No shares or options were issued in connection with the Company's 1995 Incentive Stock Plan or the Company's 1994 Incentive Stock Plan. See Note 12 to the Company's financial statements in the 1997 Annual Report for a discussion of the Company's incentive stock plans.

8.     Discontinued operations

              In June 1997, the Company discontinued the distribution of ingredients to Purina. Consequently, in July 1997, the Company distributed all of its remaining ingredients inventories to Purina and discontinued its operations in this area. This segment of the Company's business has been accounted for and presented as a discontinued operation in accordance with APB 30 for all periods reflected herein. At October 31, 1997, substantially all of the net assets relating to the ingredients segment had either been disposed or had been deployed into the Company's existing operations.

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 8
--------------------------------------------------------------------------------


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

              There were no net assets from discontinued operations at October 31, 1997 and April 30, 1998. The operating results of the discontinued operations are summarized as follows:

                                                  For the six months ended
                                                        April 30,
                                                1997                 1998

       Net sales                          $      4,490,500    $              --
                                          ================    =================


       Income before tax provision        $         40,563    $              --
       Income tax provision                        (15,589)                  --
                                          ----------------    -----------------
       Net income                         $         24,974    $              --
                                          ================    =================


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

10.    Termination of Anthony Products Letter of Intent

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

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 9
--------------------------------------------------------------------------------


Overview

       Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary (Resources), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufacturers and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering of Common Stock
(IPO),  the net proceeds of which were  approximately  $12.1 million.  Effective
March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation (Zema), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. (St. JON), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. In September 1997, the Company purchased substantially all of the net assets and business of Mardel Laboratories, Inc. (Mardel). Mardel is a developer, manufacturer and marketer of high quality care products to the pet industry with expertise extending to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories.

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

       Given the acquisitions of businesses with branded, consumer-targeted products and the continued emphasis on growth of the specialty product segment, the significance of the ingredients segment had decreased in fiscal 1996 and 1997. As discussed in prior reports, management expected this trend to continue in the future. In June 1997, the Company discontinued the distribution of ingredients to Purina. In July 1997, the Company distributed all of its remaining ingredients inventories and discontinued operations in its ingredients segment. This segment is accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." Accordingly, the Company has reported the ingredients segment as discontinued operations and the consolidated financial statements have been reclassified to report separately the financial position and operating results of the segment. The Company's consolidated operating results for year ended October 31, 1997 has been restated to reflect the Company's continuing operations related to its specialty products business. There were no activities from discontinued operation in fiscal year 1998. Net assets for the ingredients segment no longer meet the requirements for segment disclosure under generally accepted accounting principles.

       In the fourth quarter of 1997, the Company formed the Pet Health Care Division, which is comprised of St. JON, St. JON VRx, Zema and Mardel. The integration of these companies is expected to produce certain operating synergies, creating a platform for continued expansion. Management expects benefits from such integration to begin to be reflected in the Company's operating results in the third quarter of fiscal 1998. During the first six months of fiscal 1998 the production shifted from Raleigh, North Carolina to the Company's

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 10
--------------------------------------------------------------------------------


other manufacturing locations. The distribution functions within the Pet Health Care Division are anticipated to be consolidated by the end of the third quarter resulting in shutting down the Company's Raleigh facility. Consolidation of the sales and administration functions of the Pet Health Care Division will be completed by the end of the third quarter of fiscal 1998. The Company has incurred certain costs associated with the integration, but such costs, in the aggregate, have not been nor expected to be material to the Company's consolidated results of operations. The Company continues to pursue selective complementary acquisitions, alignments and/or licenses in support of its core businesses.

                                                       (Excludes discontinued operations)
                                                              (Dollars in 000's)

                                        Three months ended April 30,    Six months ended April 30,

                                      1997                 1998                 1997                 1998
                                 Dollar    % of      Dollar     % of      Dollar     % of      Dollar     % of
                                 amount  net sales   amount   net sales   amount   net sales   amount   net sales
Net Sales....................     7,901   100.0        8,609  100.0        15,330  100.0       16,245   100.0

Cost of sales................     5,765    73.0        6,300   73.2        11,482   74.9       11,987    73.8

Gross profit.................     2,136    27.0        2,309   26.8         3,848   25.1        4,258    26.2

Selling, general and
  administrative expense.....     1,853    23.5        2,416   28.1         3,455   22.5        4,505    27.7

Research and development.....        36      .4           55     .6            84     .6          101      .6

Operating income (loss)......       247     3.1         (162)  (1.9)          309    2.0         (348)   (2.1)


Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

       Total net sales increased 9% from $7.9 million in fiscal 1997 to $8.6 million for 1998. This increase reflects a 24% increase in sales of the Pet Health Care Division due primarily to the acquisition of Mardel Laboratories in September 1997 and continued strong growth in the pet oral hygiene product category. The increase was partially offset by anticipated weakness in the agricultural portion of PM Resources' business and the impact of unanticipated production shortfalls during the period in which certain manufacturing operations were consolidated within the Pet Health Care Division.

       Gross profit increased from $2.1 million in 1997 (27.0% of net sales) to $2.3 million in 1998 (26.8% of net sales), primarily due to changes in the Company's sales mix, which consisted of an increased proportion of sales of the Pet Health Care Division, which generally has higher margins as compared to sales of the Company's private label/contract manufacturing business. Gross profit during the period was negatively impacted by certain redundant costs incurred during the consolidation of manufacturing operations within the Pet Health Care Division.

       Selling, general and administrative expenses increased from $1.9 million in 1997 to $2.4 million in 1998 primarily due to the increased costs related to Mardel Laboratories business, which was acquired in September 1997. The increase in expenses includes certain redundant expenses that are being incurred during the consolidation of certain manufacturing, marketing and overhead expenses among the operating

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 11
--------------------------------------------------------------------------------


companies that comprise the Pet Health Care Division. Such consolidation is anticipated to be completed by the end of the third quarter of the Company's 1998 fiscal year.

       The factors discussed above resulted in an operating loss of approximately $.16 million during the three months ended April 30, 1998, compared to operating income of approximately $.25 million for the three months ended April 30, 1997.

       Interest expense was approximately $.16 million in 1997 and $.20 million in 1998, reflecting increased debt balances that resulted from the Company's investment in Mardel Laboratories and seasonal working capital.

       The effective income tax rate of the Company was 37% and 38.5% for 1997 and 1998, respectively. The aggregate amount of the deferred tax asset valuation allowance at April 30, 1998 was approximately $.1 million.

Six Months Ended April 30, 1998 Compared to Six Months Ended April 30, 1997

       Total net sales increased 6% from $15.3 million in fiscal 1997 to $16.2 million for 1998. This increase reflects a 36% increase in sales of the Pet Health Care Division due primarily to the acquisition of Mardel Laboratories in September 1997 and continued strong growth in the pet oral hygiene product category. The increase was partially offset by anticipated weakness in the agricultural portion of PM Resources' business and the impact of unanticipated production shortfalls during the period in which certain manufacturing operations were consolidated within the Pet Health Care Division.

       Gross profit increased from $3.8 million in 1997 (25.1% of net sales) to $4.3 million in 1998 (26.2% of net sales), primarily due to changes in the Company's sales mix, which consisted of an increased proportion of sales of the Pet Health Care Division, which generally has higher margins as compared to sales of the Company's private label/contract manufacturing business. Gross profit during the period was negatively impacted by certain incremental costs incurred during the consolidation of manufacturing operations within the Pet Health Care Division.

       Selling, general and administrative expenses increased from $3.5 million in 1997 to $4.5 million in 1998 primarily due to the increased costs related to Mardel Laboratories business, which was acquired in September 1997. The increase in expenses includes certain redundant expenses that are being incurred during the consolidation of certain manufacturing, marketing and overhead expenses among the operating companies that comprise the Pet Health Care Division. Such consolidation is anticipated to be completed by the end of the third quarter of the Company's 1998 fiscal year.

       The factors discussed above resulted in an operating loss of approximately $.35 million during the six months ended April 30, 1998, compared to operating income of approximately $.31 million for the six months ended April 30, 1997.

       Interest expense was approximately $.32 million in 1997 and $.38 million in 1998, reflecting increased debt balances that resulted from the Company's investment in Mardel Laboratories and seasonal working capital.

       The effective income tax rate of the Company was 38.5% for both 1997 and 1998. The aggregate amount of the deferred tax asset valuation allowance at April 30, 1998 was approximately $.1 million.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------


Liquidity and Capital Resources

       The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds from its July 1994 initial public offering for the acquisition and related expenses in 1995 and which required an additional payment of $300,000 plus interest prior to April 1998, and potentially additional payments conditioned upon the achievement of certain operating criteria by Zema which would be due in April 2000. In April 1998 the $300,000 note plus interest was paid. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2.0 million plus interest to be paid in annual installments over six years commencing March 31, 1997. During fiscal 1997, the Company utilized approximately $1.0 million of cash for payment of this obligation and related accrued interest, and restructured the agreement, with annual payments of $325,000 being required over the five years commencing March 31, 1998. In May 1998, the Company paid approximately $1.1 million, the remaining amounts outstanding under this note, to the former owner of St. JON in conjunction with the Company's refinancing of its debt as discussed below. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1.0 million including related expenses at closing, and will require additional consideration based on shipments of Bromethalin to Purina over a five-year period. In September 1997, the Company acquired Mardel Laboratories, Inc. for cash of approximately $1.0 million and stock valued at approximately $1.1 million. As additional consideration for the acquisition of Mardel, the Company also issued a note payable of $300,000 to the former owners of the acquired company to be paid in cash and stock over a period of three years. With the acquisition of Mardel, the Company utilized its remaining proceeds from its initial public offering.

       During the six months ended April 30, 1997 and 1998, cash used by operations approximated $.3 million and $1.3 million, respectively, which was primarily related to funding seasonal working capital requirements. These seasonal cash requirements were primarily funded with available cash in 1997 and through utilization of available credit facilities in 1998.

       The Company had revolving credit facilities which aggregated $7.8 million at April 30, 1998. In May 1998, the Company consolidated its existing credit agreements increasing the line to $9.2 million with a maturity date of March 31, 2001. The new bank agreement also increased borrowing availability for working capital demand. Additionally, bank covenants changed to more accurately reflect the Company as an operating business rather than an acquisition business. The new facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.7 million revolving credit line with available amounts being reduced $150,000 per quarter with the first such reduction commencing on November 30, 1998. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the agreements. At April 30, 1998, the interest rate charged on borrowings outstanding under the agreements, as amended, would have been 8.75%, which is the bank's prime rate plus .25%. At April 30, 1998, approximately $1 million would have been available under this new agreement, after repayment of amounts due to the seller of St. JON, as discussed above. The Company and its subsidiaries are in compliance with all covenants related to its various financing arrangements. The agreements allow the Company to sweep all cash balances against outstanding borrowings, thus reducing the Company's overall interest expense.

AGRI-NUTRITION GROUP LIMITED

Part II - Other Information
Page 13
--------------------------------------------------------------------------------


       The Company's board of directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. No shares were repurchased under this program during the first half of fiscal 1998. As of April 30, 1998, 46,850 shares had been repurchased under this program at an aggregate cost of $79,542. In May 1998, the Company purchased 20,500 shares at an aggregate cost of $24,118.

       Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and its new credit facility.

       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the six months ended April 30, 1998 were approximately $.3 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which in prior periods approximated current depreciation expense.

Quarterly Effects and Seasonality

       Seasonal patterns of Resources' operations are highly dependent on weather, feeding economics and the timing of customer orders. The results of operations of the Pet Health Care Division historically have been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's first fiscal quarter. In addition, consolidation of certain functions within the Pet Health Care Division are anticipated to be completed by the end of the third quarter of fiscal 1998.

New Accounting Standards

       In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and components in a financial statement that is displayed with the same prominence as other financial statements. The Company continues to analyze FAS 130 and does not currently expect it to have a significant impact on its financial statement presentation.

       In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about the reportable operating segments in their financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company continues to evaluate the provisions of FAS 131 and determine the impact of the revised disclosure requirements on its fiscal 1998 and 1999 financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

       The information required by this item was reported in the Company's 10-Q for the quarterly period ended January 31, 1998.

AGRI-NUTRITION GROUP LIMITED

Part II - Other Information
Page 14
--------------------------------------------------------------------------------


Item 6.    Exhibits and Reports on Form 8-K.

a.     Exhibits.

       10.24 Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. Jon Laboratories, Inc., and FirstBank, dated May 14, 1998.

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

June 15, 1998