Form 10-Q
period 1998-07-31
AGRI NUTRITION GROUP LTD
filed 1998-09-14
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 1998

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

                             Yes           X                  No



The number of shares of common stock outstanding at September 14, 1998 is 9,295,280 shares.

AGRI-NUTRITION GROUP LIMITED


Index
--------------------------------------------------------------------------------


                                                                      Page


Financial information

Financial Statements

   Consolidated Balance Sheet -
    October 31, 1997 and
    July 31, 1998 (Unaudited)                                          1

   Consolidated Statement of Operations -
    three and nine months ended July 31, 1997
    and 1998 (Unaudited)                                               2

   Consolidated Statement of Cash Flows -
    nine months ended July 31, 1997
    and 1998 (Unaudited)                                               3

   Consolidated Statement of Shareholders' Equity -
      nine months ended July 31, 1998
      (Unaudited)                                                      4

   Notes to Consolidated Financial Statements (unaudited)              5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                  9


Other information

Item 6.    Exhibits and Reports on Form 8-K                           14

Signature                                                             14

AGRI-NUTRITION GROUP LIMITED

Consolidated Balance Sheet
Page 1
--------------------------------------------------------------------------------


                                                                              October 31,           July 31,
                                                                                 1997                 1998
                                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $        145,505    $          64,844
   Accounts receivable                                                            3,817,417            4,082,490
   Inventories                                                                    6,355,310            8,137,365
   Prepaid expenses and other assets                                              1,260,672            1,421,507
                                                                           ----------------    -----------------
                                                                                 11,578,904           13,706,206

Property, plant and equipment, net                                                5,788,688            5,603,383
Goodwill                                                                          8,095,049            7,908,744
Other assets                                                                      1,133,509              995,538
                                                                           ----------------    -----------------
                                                                           $     26,596,150    $      28,213,871
                                                                           ================    =================

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable                     $        201,636    $         528,950
   Current portion of acquisition notes payable                                     719,716              198,000
   Accounts payable                                                               1,417,286            2,173,507
   Accrued expenses                                                               1,467,948              647,226
                                                                           ----------------    -----------------

                                                                                  3,806,586            3,547,683

Long-term debt and notes payable                                                  5,665,955            9,022,607
Acquisition notes payable                                                         1,570,249              494,000

Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
   Common stock ($.01 par value; 20,000,000 shares
     authorized; 9,304,280 and 9,333,580 shares issued
     and outstanding, respectively)                                                  93,043               93,336

   Additional paid-in capital                                                    15,935,700           15,975,157
   Accumulated deficit                                                             (395,841)            (789,548)
                                                                           ----------------    -----------------
                                                                                 15,632,902           15,278,945
Cost of common stock held in Treasury
   (46,850 and 88,161 shares in 1997 and 1998, respectively)                        (79,542)            (129,364)
                                                                           ----------------    -----------------
                                                                                 15,553,360           15,149,581
                                                                           ----------------    -----------------
Total Liabilities and Shareholders' Equity                                 $     26,596,150    $      28,213,871
                                                                           ----------------    -----------------


                  The accompanying  notes are an integral part
                   of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Operations (unaudited)
Page 2
--------------------------------------------------------------------------------


                                                        For the three and nine months ended July 31,
                                                        1997                                   1998
                                             Three              Nine                Three               Nine
                                            months             months              months              months
Net sales                             $      8,093,922    $    23,423,827    $     8,046,043     $    24,291,416
Cost of sales                                5,915,757         17,416,253          5,685,493          17,672,462
                                      ----------------    ---------------    ---------------     ---------------

Gross profit                                 2,178,165          6,007,574          2,360,550           6,618,954
Selling, general and
 administrative expenses                     1,754,668          5,195,900          2,036,455           6,542,093
Research and development                        43,866            127,560             42,924             143,932
                                      ----------------    ---------------    ---------------     ---------------
Operating income (loss)                        379,631            684,114            281,171             (67,071)
Interest expense                              (166,529)          (490,753)          (189,254)           (571,580)
Other income (expense) (Note 10)                16,045           (138,375)            (2,035)               (957)
                                      ----------------    ---------------    ---------------     ---------------
Income (loss) before income
  tax benefit                                  229,147             54,986             89,882            (639,608)
Income tax (expense) benefit                   (87,792)           (20,828)           (34,605)            245,901
                                      ----------------    ---------------    ---------------     ---------------
Income (loss) from continuing
  operations                                   141,355             34,158             55,277            (393,707)
(Loss) income from discontinued
  operations, net (Note 8)                     (13,238)            14,659                 --                  --
                                      ----------------    ---------------    ---------------     ---------------
Net income (loss)                     $        128,117    $        48,817    $        55,277     $      (393,707)
                                      ================    ===============    ===============     ===============

Basic net income (loss)
  per share (Note 3):
  Income (loss) from continuing
   operations                         $            .02    $           .01    $           .01     $          (.04)
  Income (loss) from discontinued
   operations                                       --                 --                 --                  --
                                      ----------------    ---------------    ---------------     ---------------
  Net income (loss)                   $            .02    $           .01    $           .01     $          (.04)
                                      ================    ===============    ===============     ===============

Diluted net income (loss)
  per share (Note 3):
  Income (loss) from continuing
   operations                         $            .02    $           .01    $           .01     $          (.04)
  Income from discontinued operations               --                 --                 --                  --
                                      ----------------    ---------------    ---------------     ---------------
  Net income (loss)                   $            .02    $           .01    $           .01     $          (.04)
                                      ================    ===============    ===============     ===============

Basic common and common
 equivalent shares outstanding (Note 3)      8,403,102          8,363,773          9,304,021           9,284,926
                                      ================    ===============    ===============     ===============

Diluted common and common
 equivalent shares outstanding (Note 3)      8,577,092          8,570,007          9,467,623           9,284,926
                                      ================    ===============    ===============     ===============


                    The accompanying  notes are an integral part
                     of these consolidated financial statements.

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Cash Flows (unaudited)
Page 3
--------------------------------------------------------------------------------


                                                                                    For the nine months
                                                                                      ended July 31,
                                                                                 1997                 1998
Operating activities
Net income (loss) from continuing operations                               $         34,158    $        (393,707)
Adjustments to reconcile net income (loss) from continuing
 operations to net cash provided by (used in) operating activities:-
   Depreciation and amortization                                                    642,871              870,788
   Income from discontinued operations, net of taxes (Note 8)                        14,659
   Change in net assets from discontinued operations (Note 8)                     1,343,398
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                            (1,252,834)            (265,073)
      Decrease (increase) in inventories                                            890,659           (1,782,055)
      Decrease (increase) in prepaid expenses and other assets                      101,063              (22,864)
      (Decrease) increase in accounts payable                                      (526,517)             756,221
      Decrease in accrued expenses                                                 (502,964)            (820,722)
                                                                           ----------------    -----------------

Net cash provided by (used in) operating activities                                 744,493           (1,657,412)
                                                                           ----------------    -----------------
Investing activities
Purchase of property, plant and equipment                                          (570,709)            (499,178)
                                                                           ----------------    -----------------
Net cash used in investing activities                                              (570,709)            (499,178)
                                                                           ----------------    -----------------
Financing activities
(Repayment) borrowings of long-term debt and notes payable, net                  (1,087,286)           3,683,966
Repayment of Acquisition notes payable                                                                (1,597,965)
Issuance of stock to directors                                                       27,251               39,750
Purchase of Treasury Stock                                                          (29,556)             (49,822)
                                                                           ----------------    -----------------
Net cash (used in) provided by financing activities                              (1,089,591)           2,075,929
                                                                           ----------------    -----------------

Decrease in cash and cash equivalents                                              (915,807)             (80,661)
Cash and cash equivalents, beginning of period                                    2,186,877              145,505
                                                                           ----------------    -----------------
Cash and cash equivalents, end of period                                   $      1,271,070    $          64,844
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

AGRI-NUTRITION GROUP LIMITED

Consolidated Statement of Shareholders' Equity
Page 4
--------------------------------------------------------------------------------



                                                                     Common Stock in
                                      Common Stock                  Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit       Total

Balance, October 31,
   1997                    9,304,280  $  93,043   $ 15,935,700    (46,850) $   (79,542)   $ (395,841)   $15,553,360

Issuance of stock to
   directors and officers
   (unaudited)                29,300         293        39,457                                               39,750

Treasury stock
   purchased (unaudited)                                                       (41,311)      (49,822)       (49,822)

Net loss (unaudited)                                                                        (393,707)      (393,707)
                         -------------------------------------------------------------------------------------------

Balance, July 31,
   1998 (unaudited)        9,333,580  $  93,336   $ 15,975,157    (88,161)   $ (129,364)  $ (789,548)  $ 15,149,581
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

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 5
--------------------------------------------------------------------------------


1.     Unaudited consolidated financial statements

              The   consolidated   balance  sheet  as  of  July  31,  1998,  the
       consolidated statements of operations for the three and nine-month periods ended July 31, 1997 and 1998, the consolidated statements of cash flows for the nine-month periods ended July 31, 1997 and 1998 and the consolidated statement of shareholders' equity for the nine-month period ended July 31, 1998 have been prepared by Agri-Nutrition Group Limited (the Company) without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended July 31, 1997 and 1998 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended July 31, 1997 and 1998, respectively, are not necessarily indicative of the operating results for the full year.

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

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 6
--------------------------------------------------------------------------------


       agricultural   and  Pest  Control   Operator  (PCO)  markets,   including
       information regarding additional consideration to be paid based on shipments of Bromethalin to Purina over a five-year period.

              As stated in the 1997 Annual Report, the Pet Health Care Division, which is comprised of St. JON, St. JON VRx, Zema and Mardel, planned to integrate operations in fiscal year 1998 to benefit from expected operating synergies. During the first six months of fiscal 1998 production shifted from the Raleigh facility to the Company's other manufacturing locations. Consolidation of the sales and administration functions of the Pet Health Care Division was completed during the third quarter of fiscal 1998. The distribution functions within the Pet Health Care Division are anticipated to be consolidated by the end of the fourth quarter. During August 1998, the Company's Raleigh facility was effectively shut down and is in the process of being sublet.

3.     Summary of significant accounting policies

              The accounting  policies  followed by the Company are set forth in
       Note 6 to the Consolidated Financial Statements included in the 1997 Annual Report. The financial statements included herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in such report.

       Net income/loss per common and common equivalent share

              Commencing with its fiscal 1998 first quarter, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) that was adopted by the Financial Accounting Standards Board in February 1997. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. The adoption of FAS 128 does not affect the Company's fiscal 1998 third quarter financial statements and management does not expect it to have a material impact on the Company's future financial statements. The adoption of FAS 128 had no impact on fiscal 1997 financial statements.

4.     Inventories

              Inventories consist of the following:

                                                                              October 31,           July 31,
                                                                                 1997                 1998
              Raw materials                                                $      4,049,028    $       4,816,661
              Work-in-process                                                       501,801              459,770
              Finished goods                                                      2,081,771            3,175,791
                                                                           ----------------    -----------------

                                                                                  6,632,600            8,452,222
              Less:  reserve for excess and obsolete inventories                   (277,290)            (314,857)
                                                                           ----------------    -----------------

                                                                           $      6,355,310    $       8,137,365
                                                                           ================    =================

AGRI-NUTRITION GROUP LIMITED

Notes to Consolidated Financial Statements (unaudited)
Page 7
--------------------------------------------------------------------------------


5.     Financing

              In May 1998, the Company consolidated its existing credit agreements increasing the facilities to $9.2 million and extending the maturity date to March 31, 2001. The new bank agreement increased borrowing availability for working capital demands and modified the bank covenants. The new facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.7 million revolving credit line with available amounts being reduced $150,000 per quarter with the first such reduction on November 30, 1998. On August 6, 1998, the Company again amended its credit facilities, increasing the available credit line to $9.7 million to meet temporary working capital requirements. On October 2, 1998, the available credit line will revert back to $9.2 million. The interest rate ranges from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the new agreement. At July 31, 1998, the interest rate charged on borrowings outstanding under the new agreement, as amended, was 8.75% which is the bank's prime rate plus .25%. At July 31, 1998, approximately $.7 million would have been available under this new agreement after increasing the Company's credit line to $9.7 million.

              At July 31, 1998, the Company was not in compliance with certain covenants related to its various financing arrangements. The bank has waived such covenants for the months of July and August 1998.

6.     Related party transactions

              See Note 13 to the Company's  Consolidated Financial Statements in
       the  1997  Annual  Report  for  a  discussion   regarding  related  party
       transactions.

7.     Employee benefit plans

              During the nine  months  ended July 31,  1998,  29,300  shares and options to purchase 65,000 shares of the Company's common stock were granted to employees in connection with the Company's 1996 Incentive Stock Plan. The exercise price of the options was $1.375 per share, which approximated the fair value on the dates of grant. These options vest ratably over two years from the date of grant and will expire ten years from the grant date. No shares or options were issued in connection with the Company's 1995 Incentive Stock Plan or the Company's 1994 Incentive Stock Plan. See Note 12 to the Company's Consolidated Financial Statements in the 1997 Annual Report for a discussion of the Company's incentive stock plans.

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

              There were no net assets from discontinued operations at October 31, 1997 and July 31, 1998. The operating results of the discontinued operations are summarized as follows:

                                                   For the nine months ended
                                                         July 31,
                                                 1997                 1998

       Net sales                           $      5,433,411    $              --
                                           ----------------    -----------------


       Income before tax provision         $         23,835    $              --
       Income tax provision                          (9,176)                  --
                                           ----------------    -----------------

       Net income                          $         14,659    $              --
                                           -----------------   -----------------



9.     Commitments and contingencies

           From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's costs and any potential judgments resulting from such claims and actions will be covered by the Company's product liability insurance, except for deductible limits. The Company intends to defend such claims and actions in cooperation with its insurers. It is management's opinion that, in any event, their outcome would not have a material effect on the Company's financial position, cash flows or results of operations.

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

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 9
--------------------------------------------------------------------------------


Overview

       Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary (Resources), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufactures and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering of Common Stock
(IPO),  the net proceeds of which were  approximately  $12.1 million.  Effective
March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation (Zema), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. (St. JON), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. In September 1997, the Company purchased substantially all of the net assets and business of Mardel Laboratories, Inc. (Mardel). Mardel is a developer, manufacturer and marketer of high quality care products to the pet industry with expertise extending to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories.

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

       In the fourth quarter of 1997, the Company formed the Pet Health Care Division, which is comprised of St. JON, St. JON VRx, Zema and Mardel. The integration of these companies is expected to produce certain operating synergies, creating a platform for continued expansion. The benefits from such integration started to impact the Company's operating results in the third quarter of fiscal 1998. During the first six months of fiscal 1998 production shifted from the Raleigh facility to the Company's other manufacturing locations. The distribution functions within the Pet Health Care Division are anticipated to be consolidated by the end of the fourth quarter. During August 1998, the Company's Raleigh facility was effectively shut down and is in the process of being sublet. Consolidation of the sales and administration functions of the Pet

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 10
--------------------------------------------------------------------------------


Health Care Division was completed during the third quarter of fiscal 1998. The Company has incurred certain incremental costs associated with the integration, but such costs, in the aggregate, have not been nor are expected to be material to the Company's consolidated results of operations. The Company continues to pursue selective complementary acquisitions, alignments and/or licenses in support of its core businesses.

                                                      (Excludes discontinued operations)
                                                               (Dollars in 000's)

                                        Three months ended July 31,              Nine months ended July 31,
                                 -------------------------------------   ----------------------------------------

                                      1997                 1998              1997                    1998
                                 ----------------    -----------------   ----------------      -------------------
                                 Dollar    % of      Dollar     % of      Dollar     % of      Dollar     % of
                                 amount  net sales   amount   net sales   amount   net sales   amount  net sales
Net Sales....................     8,094     100.0      8,046     100.0     23,424    100.0     24,291     100.0

Cost of sales................     5,916      73.1      5,686      70.7     17,416     74.4     17,672      72.8

Gross profit.................     2,178      26.9      2,360      29.3      6,008     25.6      6,619      27.2

Selling, general and
  administrative expense.....     1,798      22.2      2,079      25.8      5,324     22.7      6,686      27.5

Operating income (loss)......       380       4.7        281       3.5        684      2.9        (67)      (.3)


Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

       Total net sales decreased 1% from $8.1 million in fiscal 1997 to $8.0 million for 1998. This decrease reflects a 18% increase in sales of the Pet Health Care Division due primarily to the acquisition of Mardel Laboratories in September 1997 and continued strong growth in the pet oral hygiene product category. The increased Pet Division sales were offset by anticipated weakness in the agricultural portion of PM Resources' business, the timing of certain rodenticide orders anticipated in the third quarter of fiscal 1998 that are delayed until later in the year and the impact of unanticipated production shortfalls during the first half of the quarter related to the consolidation of manufacturing operations within the Pet Health Care Division.

       Gross profit increased from $2.2 million in 1997 (26.9% of net sales) to $2.4 million in 1998 (29.3% of net sales), primarily due to changes in the Company's sales mix, which consisted of an increased proportion of sales of the Pet Health Care Division, which generally has higher margins as compared to sales of the Company's private label/contract manufacturing business. Gross profit during the period continued to be negatively impacted by certain redundant costs incurred during the consolidation of manufacturing operations within the Pet Health Care Division, however such consolidation was substantially completed during the third quarter of fiscal 1998.

       Selling, general and administrative expenses increased from $1.8 million in 1997 to $2.1 million in 1998 primarily due to the increased costs related to Mardel Laboratories business, which was acquired in September 1997. The increase in expenses includes certain redundant expenses that are being incurred prior to the consolidation of certain manufacturing, marketing and overhead expenses among the operating companies that comprise the Pet Health Care Division. Such consolidation is anticipated to be completed by the end of the Company's 1998 fiscal year, which is one quarter later than had been previously anticipated by management.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 11
--------------------------------------------------------------------------------


       The factors discussed above resulted in operating income of approximately $.3 million during the three months ended July 31, 1998, compared to operating income of approximately $.4 million for the three months ended July 31, 1997.

       Interest expense was approximately $.17 million in 1997 and $.19 million in 1998, reflecting increased debt balances that resulted from the Company's investment in Mardel Laboratories and seasonal working capital requirements.

       The effective income tax rate of the Company was approximately 38.5% for both 1997 and 1998. The aggregate amount of the deferred tax asset valuation allowance at July 31, 1998 was approximately $.1 million.

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

       Total net sales increased 4% from $23.4 million in fiscal 1997 to $24.3 million for 1998. This increase reflects a 29% increase in sales of the Pet Health Care Division due primarily to the acquisition of Mardel Laboratories in September 1997 and continued strong growth in the pet oral hygiene product category. The increase was offset by anticipated weakness in the agricultural portion of PM Resources' business, the timing of certain rodenticide orders anticipated in the third quarter of fiscal 1998 that are delayed until later in the year and the impact of unanticipated production shortfalls related to the consolidation of manufacturing operations within the Pet Health Care Division.

       Gross profit increased from $6.0 million in 1997 (25.6% of net sales) to $6.6 million in 1998 (27.2% of net sales), primarily due to changes in the Company's sales mix, which consisted of an increased proportion of sales of the Pet Health Care Division, which generally has higher margins as compared to sales of the Company's private label/contract manufacturing business. Gross profit during the period was negatively impacted by certain redundant costs incurred during the consolidation of manufacturing operations within the Pet Health Care Division, however such consolidation was substantially completed during the third quarter of fiscal 1998.

       Selling, general and administrative expenses increased from $5.3 million in 1997 to $6.7 million in 1998 primarily due to the increased costs related to Mardel Laboratories business, which was acquired in September 1997. The increase in expenses includes certain redundant expenses that are being incurred during the consolidation of certain manufacturing, marketing and overhead expenses among the operating companies that comprise the Pet Health Care Division. Such consolidation is anticipated to be completed by the end of the Company's 1998 fiscal year.

       The factors discussed above resulted in an operating loss of approximately $.1 million during the nine months ended July 31, 1998, compared to operating income of approximately $.7 million for the nine months ended July 31, 1997.

       Interest expense was approximately $.5 million in 1997 and $.6 million in 1998, reflecting increased debt balances that resulted from the Company's investment in Mardel Laboratories and seasonal working capital.

       The effective income tax rate of the Company was approximately 38.5% for both 1997 and 1998. The aggregate amount of the deferred tax asset valuation allowance at July 31, 1998 was approximately $.1 million.

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

       During the nine months ended July 31, 1997, the Company provided cash from operations of approximately $.7 million. During the nine months ended July 31, 1998, cash used by operations approximated $1.7 million, which was primarily related to an increased investment in inventory. The additional inventory consists primarily of new product promotions and a build-up of core products for the mass markets to reduce the risk of future stock-outs which had been occurring through the first half of fiscal 1998. Management anticipates that current inventory levels will be reduced over the balance of the year.

       In May 1998, the Company consolidated its existing credit agreements increasing the facility to $9.2 million with a maturity date of March 31, 2001. The new bank agreement also increased borrowing availability for working capital demand and modified the bank covenants. The new facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.7 million revolving credit line with available amounts being reduced $150,000 per quarter with the first such reduction on November 30, 1998. On August 6, 1998, the Company again amended its existing credit facilities, increasing the latter revolving credit line to $5.2 million from $4.7 million to meet temporary working capital requirements. On October 2, 1998, this credit line will revert back to 4.7 million. The interest rate will range from prime minus .25% to prime plus .5%, depending on the Company's ratio of debt to net worth, as defined in the new agreement. At July 31, 1998, the interest rate charged on borrowings outstanding under the new agreement, as amended, was 8.75% which is the bank's prime rate plus .25%. At July 31, 1998, approximately $.7 million would have been available under this new agreement after increasing the Company's credit line to $5.2 million.

       At July 31, 1998, the Company was not in compliance with certain covenants related to its various financing arrangements. The bank has waived such covenants for months of July and August 1998.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------


       Management believes that the Company will have sufficient cash to meet the needs of the current operations. However, there is a reasonable risk that the Company will not be in compliance with its debt covenants through the end of its fiscal year. Management is currently in discussions with its bank, and is also evaluating other strategic alternatives with third parties, to address its current and long-term working capital requirements. Managerment expects that appropriate arrangements will be made prior to the end of its fiscal year.

       The Company's board of directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. During the quarter ended July 31, 1998, 43,311 shares were repurchased under this program at an aggregate cost of $49,822. As of July 31, 1998, 88,161 shares had been repurchased under this program at an aggregate cost of $129,364. In August 1998, the Company purchased 20,900 shares at an aggregate cost of $23,313.

       The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the nine months ended July 31, 1998 were approximately $.5 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which in prior periods approximated current depreciation expense.

Quarterly Effects and Seasonality

       Seasonal patterns of Resources' operations are highly dependent on weather, feeding economics and the timing of customer orders. The results of operations of the Pet Health Care Division historically have been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's first fiscal quarter. In addition, consolidation of certain functions within the Pet Health Care Division are anticipated to be completed by the end of fiscal 1998.

New Accounting Standards

       In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and components in a financial statement that is displayed with the same prominence as other financial statements. The Company continues to analyze FAS 130 and does not currently expect it to have a significant impact on its financial statement presentation.

       In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information"' effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about the reportable operating segments in their financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company continues to evaluate the provisions of FAS 131 and determine the impact of the revised disclosure requirements on its fiscal 1998 and 1999 financial statements.

AGRI-NUTRITION GROUP LIMITED
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------

Forward Looking Statements

         Certain of the statements made herein are "forward looking statements," as such term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward looking statement set forth herein are necessarily subject to significant uncertainties and risks. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions readers that actual results could be materially different as a result of various possibilities and differences between anticipated and actual developments.

         For further discussion of risk factors, please refer to page 9 of the Company's Form 10-KSB Annual Report of the fiscal year end 1998 as filed with the Securities and Exchange Commission.

Item 6.    Exhibits and Reports on Form 8-K.

a.     Exhibits.

       10.25 Amended Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc. and First Bank dated August 6, 1998.

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

Robert J. Elfanbaum
Vice President and Chief Financial Officer
September 14, 1998