Form 10-K
period 1998-10-31
AGRI NUTRITION GROUP LTD
filed 1999-01-29
CIK 922814

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended October 31, 1998

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. [    ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of January 28, 1999 (computed by reference to the closing price of such stock on the NASDAQ/National Market) was $8,649,724.

         As of January 28, 1999, there were 9,275,696 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                                         WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
  regarding the 1999 Annual Meeting of Stockholders               Part III

                         Agri-Nutrition Group Limited

                                 FORM 10-K


                           Cross Reference Sheet

Item                                                                                                           Page

                                   Part I
1        Business............................................................................................    2
2        Properties..........................................................................................    6
3        Legal Proceedings...................................................................................    7
4        Submission of Matters to a Vote of Security Holders.................................................    7
4A       Executive Officers of the Registrant................................................................    8

                                    Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters...............................    9
6        Selected Financial Data.............................................................................   10
7        Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................................   12
8        Financial Statements................................................................................   20
9        Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................................................   21

                                     Part III

10       Directors and Executive Officers of the Registrant..................................................   22
11       Executive Compensation..............................................................................   22
12       Security Ownership of Certain Beneficial Owners and Management......................................   22
13       Certain Relationships and Related Transactions......................................................   22

                                       Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   23
         Signatures .........................................................................................   26

                                   Part I

Item 1.  Business.

General

     The Company manufactures and distributes a wide variety of health, grooming and nutritional products for the pet and animal health industries and selective products for the chemical specialties industry. The Company's Pet Health Care Division represents the consolidation of four businesses acquired between 1995 and 1997 -- Zema Corporation in Raleigh, North Carolina ("Zema"), St. JON Laboratories, Inc. in Los Angeles, California ("St. JON"), St. JON VRx Products in London, England ("St. JON VRx"), and Mardel Laboratories, Inc. of Glendale Heights, Illinois ("Mardel"). Its PM Resources division, based in St. Louis, Missouri ("Resources"), formulates private-label products for the animal health and specialty chemical industries.

Recent Developments

     Proposed Virbac Merger. In October 1998, the Company entered into a definitive merger agreement with Virbac, Inc. ("Virbac"), the U.S. subsidiary of Virbac S.A. ("VBSA"), a French veterinary pharmaceutical manufacturer with international operations, (the "Merger Agreement") whereby Virbac will be merged into the Company and VBSA will become the Company's controlling stockholder. Virbac, based in Fort Worth, Texas, develops, manufactures and distributes throughout the U.S. and Canada a variety of animal health products, focusing on dermatological, parasiticide and dental products. If the merger is consummated, the Company's Board of Directors will be reconstituted to include a majority of Directors designated by VBSA and the Company will change its name to Virbac Corporation. The merger will be accounted for as a reverse acquisition of the Company by Virbac under the purchase method.

         The merger agreement provides that immediately prior to the merger, Virbac will receive a cash infusion from VBSA of $6.7 million plus an amount sufficient to eliminate Virbac's approximately $9.0 million of debt. In addition, the merger agreement requires that within 60 days following the merger, the Company will conduct a public tender offer, utilizing $3.0 million of the cash infusion, to purchase 1,000,000 shares, or approximately 10%, of the Company's outstanding Common Stock at $3.00 per share. If the closing price of the Common Stock has not reached $3.00 for 40 consecutive trading days within two years after the merger, the Company will be required to conduct a second tender offer, funded by VBSA, for an additional 1,395,000 shares, or approximately 15% of the shares currently outstanding, also at $3.00 per share.

         The merger, which is subject to approval by the Company's stockholders and various other customary conditions, will be submitted to stockholders for their approval at the 1999 Annual Meeting of Stockholders, expected to take place in February 1999.

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

Customers

         The Company sells its products to national or dominant regional companies serving the animal health and specialty compound markets, pet product distributors, specialty pet retail stores and superstores, mass merchandisers, warehouse clubs, grocery, drug, discount, and feed stores, and veterinary clinics. Sales are effected through a combination of full-time sales persons and independent sales representatives, utilizing telemarketing and other means.

         The Company's pet care products are sold primarily under its own brand names, including C.E.T.(R), Petrodex(R), Maracyn(R) and Zema(R), and, to a lesser extent, on a private-label basis. The Company's animal health products other than pet care products are sold primarily on a private-label basis under its customers' brand names. During 1998, branded products accounted for approximately 48% of the Company's net sales.

Services

         The Company offers its private-label customers a wide range of services in connection with the products it provides, including laboratory formulation and services, technical support, registration services, and business and marketing consulting services. Laboratory formulation and services and technical support includes assisting customers in developing and refining products, advising them as to suitable forms for their products or suitable packaging, and assisting them in testing their products to enable them to provide data to their customers or regulators. Registration services consist primarily of maintaining the Company's Environmental Protection Agency ("EPA") and Food and Drug Administration ("FDA") product registrations and assisting customers in maintaining their registrations. Business and marketing consulting services consist of assisting customers in determining new products they might successfully market, as well as assisting them with the distribution of new and existing products. The Company also provides distribution and warehousing services to a number of its customers.

Registrations, Trademarks, and Patents

         The Company has numerous EPA and FDA product registrations and trademarks and patents. Its EPA product registrations permit it to sell pesticide and rodenticide products, as well as ectoparasite products for the treatment of fleas and ticks on dogs and cats. While EPA registrations do not expire, registrants are required periodically to reregister certain products with the EPA. Certain of the Company's facilities are qualified as EPA registered manufacturing sites, which permits the Company to manufacture products not only under its own EPA product registrations, but also under the registrations of other companies.

         The Company's FDA new animal drug applications ("NADAs") permit it to sell medicated treatments, anthelmetics, feed additives, and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs' performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

         The Company's trademarks relate primarily to its pet care products which are marketed under the St. JON Pet Care(R), Mardel(R), VRx(R), Zema(R) and Pulvex(R) labels. The Company's trademarks also include Petromalt(R), a hairball remedy for cats originally introduced in 1923; Petrodex(R) and C.E.T.(R), lines of dental products for dogs and cats; Petrelief(R), a line of dermatological products for cats and dogs; Doggydent(R), a line of oral hygiene products for dogs; Maracyn(R), a leading fish antibiotic introduced in 1969; and Trounce(R) used to market rodenticides, the Company also has trademark registrations pending for various additional pet care products.

         The Company also has several patents covering pet toothbrushes, tartar remover, pet shampoo, and flea traps, which expire between 2004 and 2009, and the exclusive right to use several patents relating to enzyme generation formulae for use in animal toothpaste and on rawhide chews. In December 1997, the Company obtained exclusive rights to patents supporting a bioadhesive patch technology, including exclusive distribution rights to Stomadhex(TM), a chlorhexidine based antibacterial patch that can be placed in a pet's mouth following dental procedures to maintain oral health. In May 1998, the Company obtained exclusive world-wide rights to manufacture and market a line of palatable medications for companion animals including Palaprin(R), PalaBIS(TM) and Palapectate(TM). In August 1998, the Company obtained the North American and U.K. rights to market and distribute certain proprietary, patented, biology-based products for the treatment of periodontal disease marketed to companion animals as Emdovet(TM) and Profgel(TM). In addition, the Company owns the worldwide patents for Bromethalin(R), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator markets. Certain Bromethalin(R) patents expired in 1997 with remaining patents expiring in 1999.

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

Regulatory and Environmental Matters

         The Company's operations subject it to federal, state, and local laws and regulations relating to environmental affairs, health, and safety. These laws and regulations are administered by the EPA, the FDA, the Occupational Safety and Health Administration ("OSHA"), the Department of Transportation, and various state and local regulatory agencies. Governmental authorities, and in some cases third parties, have the power to enforce compliance with health and safety laws and regulations, and violators may be subject to sanctions, including civil and criminal penalties and injunctions. While the Company believes that the procedures currently in effect at its facilities are consistent with industry standards and that it is in material compliance with applicable health and safety laws and regulations, failure to comply with such laws and regulations could have a material adverse effect on the Company.

         The Company's operations also subject it to numerous environmental laws and regulations administered by the EPA, including the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Toxic Substances Control Act, as well as various state and municipal environmental laws and regulations. See "Legal Proceedings" for a description of a Notice of Order to Abate Violations and a Notice of Violations issued to Resources by the Missouri Department of Natural Resources ("MDNR") relating to alleged violations of Missouri's hazardous waste laws and regulations. Resources has discontinued the use of underground storage tanks subject to RCRA and has submitted a closure plan to the MDNR relating to closure of its permitted hazardous waste operations.

         Although the Company believes it is in material compliance with applicable environmental laws, regulations, and permits and has a policy designed to ensure that it continues to operate in material compliance therewith, there can be no assurance that the Company will not be exposed to significant environmental liability. The Company could be held liable for property damage or personal injury caused by the release, spill, or other discharge of hazardous substances or materials and could be held responsible for cleanup of any affected sites. In connection with the acquisitions of HIB (as defined below), Zema, St. JON and Mardel, the Company entered into agreements pursuant to which the former owners of such companies have agreed to indemnify the Company against liabilities, including certain environmental liabilities, relating to the use, condition, ownership, or operation of the Company's facilities prior to the acquisitions.

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

Employees

         The Company has approximately 210 full-time employees, of which approximately 120 are engaged in manufacturing activities and 22 in sales and marketing activities. Forty-five of the full-time employees located at the Bridgeton, Missouri facility are represented by the International Longshoremen's Association, and eight are represented by the International Brotherhood of
Electrical Workers. Such employees' wages and benefits are governed by bargaining agreements negotiated with the unions, which will expire on January 31, 1999. Management is currently negotiating an extension of these contracts and does not anticipate that such negotiations, or the result of the negotiations will have a materially adverse impact on the Company's operations. The Company also employs an average of approximately 26 persons on a temporary basis. The number of temporary employees fluctuates on an annual basis because demand for the Company's products is seasonal. The Company considers its employee and union relations to be good.

Item 2.  Properties.

         The Company owns the Bridgeton, Missouri facility at which Resources' operations are conducted and most of the equipment located on the site. The facility consists of a 176,600-square-foot manufacturing and warehousing building and three buildings for administration, retained sample storage, equipment, and maintenance.

         AGNU leases its corporate headquarters in Maryland Heights, Missouri, and manufacturing, office, warehouse, and distribution facilities located near Los Angeles, California, Glendale Heights, Illinois and Yeovil, the United Kingdom, under non-cancelable leases expiring August 2000, October 1999 and
December 2002, respectively. AGNU also leases certain equipment under non-cancelable operating leases. The Raleigh, North Carolina facility, which is under a non-cancelable lease expiring in April 2000, has been substantially shut down and is in the process of being subleased. Management believes that AGNU's facilities are adequate and suitable for its current operations.

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

         The Company is aware of various disputes and potential claims and is a party to certain litigation involving claims against the Company. Based on facts currently known to the Company, it believes that the ultimate liability, if any, which may result from these disputes, claims and litigation would not have a material adverse effect on the Company's consolidated financial position or its results of operations with or without consideration of insurance coverage. See
Note 15 to the Consolidated Financial Statements included as part of this Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this Report.

Item 4A.  Executive Officers of the Registrant.

         The following table sets forth certain information regarding the Company's executive officers:

       Name                  Age                     Position
   Bruce G. Baker             55     President and Chief Executive Officer
   Robert J. Elfanbaum        35     Vice President and Chief Financial Officer

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

         Robert J. Elfanbaum, C.P.A., has been Vice President and Chief Financial Officer of the Company since August 23, 1996. From November 1994 through August 22, 1996, he served the Company as Assistant Corporate Controller and Corporate Controller. He was Manager of Internal Auditing for Brown Group, Inc., an international footwear company from February 1993 until he joined the Company. From August 1985 through February 1993, he was employed by Price Waterhouse in St. Louis, MO, most recently as a manager in their Middle Market Group. Mr. Elfanbaum is a past president of the St. Louis Chapter of the Institute of Management Accountants and currently is serving as Chairman of the Nominating Committee.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol AGNU. The following table sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the period indicated.


                                                                     High               Low
         Fiscal year ended October 31, 1997
                  First Quarter..................................     1.63             1.13
                  Second Quarter.................................     1.75             1.13
                  Third Quarter..................................     1.38             1.06
                  Fourth Quarter.................................     1.69             1.13
         Fiscal year ended October 31, 1998
                  First Quarter..................................     1.50             1.06
                  Second Quarter.................................     1.44             1.13
                  Third Quarter..................................     1.31             1.00
                  Fourth Quarter.................................     1.50             0.81
         Fiscal 1999
                  Through January 28, 1999.......................     1.38             1.00

         The Company has not paid any dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, the Company is prohibited from paying dividends without the consent of the Company's lender. As of December 31, 1998, the Company had a total of approximately 1,900 stockholders, including 267 stockholders of record and approximately 1,600 persons or entities holding Common Stock in nominee name.

Item 6.  Selected Financial Data.

         The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, and the related notes thereto,"Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included elsewhere in this report.






                                                                      Year Ended October 31,
                                                ----------------------------------------------------------------
                                                    1994         1995         1996         1997         1998
                                                -----------  -----------   -----------  -----------  -----------
Net sales (1).................................  $13,671,588  $20,062,942  $28,661,307  $31,051,537   $32,944,020

Operating income (loss)
    from continuing
    operations................................     (484,272)    (484,315)      47,399      978,481      (42,894)
Income (loss) from
    continuing operations.....................     (482,817)    (108,333)    (241,320)     118,671     (662,832)
Income from discontinued
    operations................................      147,206      139,766      113,900       14,659            --
Net income (loss).............................     (335,611)      31,433     (127,420)     133,330     (662,832)

Basic earnings (loss).........................
    per share:
    Continuing
      operations..............................        (0.07)       (0.01)       (0.03)        0.01         (.07)
    Discontinued
      operations..............................         0.02         0.01         0.01           --            --
    Net income................................        (0.05)          --        (0.02)        0.01         (.07)

Diluted earnings (loss) per share:
    Continuing operations.....................        (0.07)       (0.01)       (0.03)        0.01         (.07)
    Discontinued
      operations..............................         0.02         0.01         0.01           --            --
    Net income................................        (0.05)          --        (0.02)        0.01         (.07)

Weighted average number of shares outstanding:
    Basic.....................................    6,636,811    8,112,851    8,397,686    8,483,897     9,309,184
    Diluted...................................    6,636,811    8,112,851    8,397,686    8,699,914     9,309,184



                                                                            October 31,
                                                    1994         1995         1996         1997         1998
                                                -----------  -----------   -----------  -----------  -----------
Balance Sheet Data:
    Cash......................................  $11,185,943  $ 2,330,685  $ 2,186,877  $   145,505   $    97,971
    Working capital...........................   13,195,940    7,808,433    9,928,248    7,772,318     9,263,115
    Total assets..............................   21,141,513   23,473,103   25,850,052   26,596,150    28,042,588
    Current portion of
      long-term debt..........................      607,165      252,692      291,817      201,636     1,209,912
    Long-term debt............................    3,066,667    4,914,614    7,824,012    7,236,204     9,114,226
    Stockholders' equity......................   14,095,359   14,416,918   14,322,335   15,553,360    14,884,813

(1) Net sales from continuing operations to Purina were as follows for the respective periods:
      Fiscal year ended October 31, 1994.........................   $7.7 million
      Fiscal year ended October 31, 1995.........................   $7.1 million
      Fiscal year ended October 31, 1996.........................   $5.4 million
      Fiscal year ended October 31, 1997.........................   $4.3 million
      Fiscal year ended October 31, 1998.........................   $3.1 million

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its subsidiary Resources, acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufactures and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema, a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON, a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. In September 1997, the Company purchased substantially all of the net assets and business of Mardel. Mardel is a developer, manufacturer and marketer of high quality care products to the pet industry with expertise extending to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories.

         The Company's results of operations presented and discussed herein only include the results of Zema's, St. JON's and Mardel's operations subsequent to their acquisition by the Company in April 1995, August 1995 and September 1997, respectively.

         The Company historically reported certain financial information for two segments - ingredients and specialty products. Ingredients consisted of feed products that were purchased or blended by the Company and distributed for Purina (see Note 14 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report). Specialty products consist of all other products formulated, manufactured, and distributed by the Company to various customers, including Purina. Included in the specialty products segment are sales of private label and branded products for which the Company manufactures goods using registrations and/or formulas owned by the Company, and sales of products manufactured under contract for which the Company manufactures products using the customers' registrations and/or formulas.

         Given the acquisitions of businesses with branded, consumer-targeted products and the continued emphasis on growth of the specialty product segment, the significance of the ingredients segment had decreased in fiscal 1996 and 1997. Management expected this trend to continue in the future. In June 1997, the Company discontinued the distribution of ingredients to Purina. In July 1997, the Company distributed all of its remaining ingredients inventories and discontinued operations in its ingredients segment. This segment is accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." Accordingly, the Company has reported the ingredients segment as discontinued operations and the consolidated financial statements have been reclassified to report separately the financial position and operating results of the segment. The Company's consolidated operating results for year ended October 31, 1997 has been restated to reflect the Company's continuing operations related to its specialty products business. There were no activities from discontinued operations in fiscal year 1998.

         In the fourth quarter of 1997, the Company formed the Pet Health Care Division, which is comprised of St. JON, St. JON VRx, Zema and Mardel. The integration of these companies is expected to produce certain operating synergies, creating a platform for continued expansion. The benefits from such integration started to impact the Company's operating results in the third quarter of fiscal 1998. During the first six months of fiscal 1998 production shifted from Zema's Raleigh facility to the Company's other manufacturing locations. The distribution functions within the Pet Health Care Division were consolidated by the end of the fourth quarter of fiscal 1998. During August 1998, the Raleigh facility was effectively shut down and is in the process of being sublet. Consolidation of the sales and administration functions of the Pet Health Care Division was completed during the third quarter of fiscal 1998. The Company has incurred certain incremental costs associated with the integration, but such costs, in the aggregate, have not been nor are expected to be material to the Company's consolidated results of operations. The Company continues to pursue selective complementary acquisitions, alignments and/or licenses in support of its core businesses.

         The following table represents certain summary operating data on a comparative basis:

                                                               Fiscal Year Ended October 31,
                                                   1996                     1997                  1998
                                          Dollar       % of       Dollar         % of       Dollar     % of
                                          amount     net sales    amount       net sales    amount   net sales
                                                             (In thousands, except percentages)
Net Sales.............................   $  28,661      100.0     $   31,052      100.0    $ 32,944     100.0

Cost of sales.........................      20,784       72.5         22,851       73.6      24,008      72.9

Gross profit..........................       7,877       27.5          8,201       26.4       8,936      27.1

Selling, general and
     administrative expense...........       7,447       26.0          7,130       23.0       8,812      26.7

Operating income (loss)...............          47        0.2            979        3.2         (43)     (0.1)

Recent Developments

     Proposed Virbac Merger. In October 1998, the Company entered into a definitive merger agreement with Virbac, the U.S. subsidiary of VBSA, a French veterinary pharmaceutical manufacturer with international operations, whereby Virbac will be merged into the Company and VBSA will become the Company's controlling stockholder. Virbac, based in Fort Worth, Texas, develops, manufactures and distributes throughout the U.S. and Canada a variety of animal health products, focusing on dermatological, parasiticide and dental products. If the merger is consummated, the Company's Board of Directors will be reconstituted to include a majority of Directors designated by VBSA and the Company will change its name to Virbac Corporation. The merger will be accounted for as a reverse acquisition of the Company by Virbac under the purchase method.

         The merger agreement provides that immediately prior to the merger, Virbac will receive a cash infusion from VBSA of $6.7 million plus an amount sufficient to eliminate Virbac's approximately $9.0 million of debt. In addition, the merger agreement requires that within 60 days following the merger, the Company will conduct a public tender offer, utilizing $3.0 million of the cash infusion, to purchase 1,000,000 shares, or approximately 10%, of the Company's outstanding Common Stock at $3.00 per share. If the closing price of the Common Stock has not reached $3.00 for 40 consecutive trading days within two years after the merger, the Company will be required to conduct a second tender offer, funded by VBSA, for an additional 1,395,000 shares, or approximately 15% of the shares currently outstanding, also at $3.00 per share.

         The merger, which is subject to approval by the Company's stockholders and various other customary conditions, will be submitted to stockholders for their approval at the 1999 Annual Meeting of Stockholders, expected to take place in February 1999.

Fiscal Year Ended October 31, 1997 Compared to Fiscal Year Ended October 31,
1998

         Total net sales increased 6.1% from $31.1 million in fiscal 1997 to $32.9 million for 1998. This increase reflects a 14.9% increase in sales of the Pet Health Care Division due primarily to the acquisition of Mardel Laboratories in September 1997 and continued strong growth in the pet oral hygiene product category. The increase was offset by anticipated weakness in the agricultural portion of PM Resources' business, the timing of certain rodenticide orders anticipated in the last half of fiscal 1998 were delayed until January 1999 and the impact of unanticipated production shortfalls related to the consolidation of manufacturing operations within the Pet Health Care Division. Sales to Purina, excluding sales of ingredients which were discontinued in 1997, totaled approximately $3.1 million in 1998 compared to approximately $4.3 million in 1997. See Liquidity and Capital Resources for a discussion of the purchase of certain inventories from Purina.

         Gross profit increased from $8.2 million in 1997 (26.4% of net sales) to $8.9 million in 1998 (27.1% of net sales), primarily due to changes in the Company's sales mix, which consisted of an increased proportion of sales of the Pet Health Care Division, which generally has higher margins as compared to sales of the Company's private label/contract manufacturing business. Gross profit was negatively impacted by certain redundant costs incurred during the consolidation of manufacturing operations within the Pet Health Care Division; however such consolidation was substantially completed during the last half of fiscal 1998.

         Selling, general and administrative expenses increased from $7.1 million in 1997 to $8.8 million in 1998 primarily due to the increased costs related to Mardel's business, which was acquired in September 1997. The increase in expenses includes certain redundant expenses that are being incurred during the consolidation of certain manufacturing, marketing and overhead expenses among the operating companies that comprise the Pet Health Care Division. Such consolidation was completed by the end of the Company's 1998 fiscal year.

         The factors discussed above resulted in an operating loss from continuing operations of approximately $40,000 during the year ended 1998, compared to operating income of approximately $1.0 million for the prior year.

         Interest expense was approximately $0.6 million in 1997 and $0.8 million in 1998, reflecting increased debt balances that resulted from the Company's investment in Mardel and additional working capital requirements.

     During the fourth quarter of fiscal 1998, the Company incurred approximately $0.25 million of expenses related to the merger agreement between the Company, Virbac and VBSA. Such amounts were included in interest income and other on the Company's Consolidated Statement of Operations.

         The effective income tax rate of the Company was approximately 38.5% for both 1997 and 1998. The aggregate amount of the deferred tax asset valuation allowance at October 31, 1998 was approximately $0.1 million. This valuation allowance reflects management's view of the portion of deferred tax assets for which it is more likely than not that tax benefits will not be realized. The primary factor affecting management's view in this regard are the Company's losses from operations in certain prior years.

Fiscal Year Ended October 31, 1996 Compared to Fiscal Year Ended October 31,
1997

         Total net sales increased 8.3% from $28.7 million in fiscal 1996 to $31.1 million for 1997, which included net sales of Mardel subsequent to its acquisition in September 1997. The ingredients segment was discontinued in 1997 and accordingly sales related to this segment are included in results of discontinued operations for all periods presented and are not reflected in the table above. The discontinuance of the ingredients segment resulted in a minimal impact on gross profit due to its sales being of lower margin commodity products. Sales of pet care products grew 27% reflecting the impact of new products introduced into the veterinary channel during fiscal 1996 and 1997, and continued strong growth from the Company's sales and distribution operation in the United Kingdom which was acquired in July 1996.

         The Company's manufacturing and supply agreement with Purina pursuant to which Purina had guaranteed the Company sufficient sales to generate annual income, net of ingredient, direct manufacturing, and other direct costs of approximately $2.9 million for the three-year period ended October 31, 1996 expired as of that date. See Liquidity and Capital Resources for discussion of the purchase of certain inventories from Purina. Sales to Purina, excluding sales of ingredients which were discontinued in July 1997, totaled $4.3 million for the year ended October 31, 1997 compared to $5.4 million during the year ended October 31, 1996. Fiscal 1996 income from Purina was approximately $1.2 million less than that required under the agreement. The entire amount of the shortfall under the agreement was billed to Purina and included in net sales of specialty products during October 1996; such billing was collected by the Company in December 1996.

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

         Interest expense was approximately $0.6 million in both 1996 and 1997, with a small increase that reflects increased debt balances that resulted from the Company's investment in Mardel and increased sales volume in fiscal 1997.

         In March 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company recorded a $202,000 pre-tax charge in fiscal 1997. Such amount was included in interest income and other in the Company's consolidated statement of operations.

         The effective income tax rate of the Company was approximately 38% for 1996 and 1997. The aggregate amount of the deferred tax asset valuation allowance at October 31, 1997 was approximately $0.1 million. This valuation allowance reflects management's view of the portion of deferred tax assets for which it is more likely than not that tax benefits will not be realized. The primary factor affecting management's view in this regard are the Company's losses from operations in certain prior years.

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

Liquidity and Capital Resources

     The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds from its July 1994 IPO for the acquisition and related expenses in 1995 and an additional payment of $300,000 plus interest which was paid in April 1998. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2.0 million plus interest to be paid in annual installments over six years commencing March 31, 1997. During fiscal 1997, the Company utilized approximately $1.0 million of cash for payment of this obligation and related accrued interest, and in May 1998, paid approximately $1.1 million, the remaining amounts outstanding under this note in conjunction with the refinancing of its debt as discussed below. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin, which required payments of $1.0 million including related expenses at closing, and will require additional consideration based on shipments of Bromethalin to Purina over a five-year period. In September 1997, the Company acquired Mardel for cash of approximately $1.1 million and stock valued at approximately $1.1 million. As additional consideration for the acquisition of Mardel, the Company also issued a note payable of $300,000 to the former owners of the acquired company to be paid in cash and stock over a period of three years. With the acquisition of Mardel, the Company utilized its remaining proceeds from the IPO.

         During fiscal 1996, cash used by operations approximated $2.3 million, primarily related to increased working capital requirements. Inventories increased by approximately $1.7 million reflecting investments in adding new products to the Company's lines and moving existing products and product-lines from one operating company's distribution channel into distribution channels of other operating companies. Increases in accounts receivable of approximately $0.5 million compared to the prior year reflect temporary increases in certain key accounts that were subsequently collected during fiscal 1997.

         During fiscal 1997, cash generated by operations approximated $1.8 million compared to a use of cash by operations of approximately $2.3 million in 1996. This improvement in cash flows in 1997 was primarily due to emphasis placed on the operating companies to control and reduce inventory levels, as well as certain changes to the product mix at Resources, including the discontinuation of the ingredients segment. The Company's inventories from continuing operations decreased $0.7 million during 1997 compared to an increase of $1.7 million in 1996. The discontinuation of the ingredients segment generated cash of $1.3 million during the year ended October 31, 1997, compared to a use of cash related to this discontinued segment of $1.0 million during the comparable period in the prior year. Cash generated from operations in fiscal 1997 was generally utilized for capital expenditures and to pay down debt.

         During fiscal 1998, the Company used cash in operations by approximately $1.6 million. This was primarily related to an increased investment in inventory and increases in accounts receivable. The additional inventory consists primarily of new product promotions and a build-up of core products for the mass markets to reduce the risk of future stock-outs which had been occurring through the first half of fiscal 1998. Accounts receivable increased primarily due to increased sales in September and October of 1998 compared to 1997.

         In May 1998, the Company consolidated its existing credit agreements increasing the facility to $9.2 million with a maturity date of March 31, 2001. The new bank agreement also increased borrowing availability for working capital demand and modified the bank covenants. The new facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.7 million revolving credit line with available amounts being reduced $150,000 per quarter with the first such reduction on November 30, 1998. On August 6, 1998 and October 2, 1998, the Company again amended its existing credit facilities, increasing the latter revolving credit line to $5.2 million from $4.7 million to meet temporary working capital requirements. The interest rate will range from prime minus 0.25% to prime plus 0.5%, depending on the Company's ratio of debt to net worth, as defined in the new agreement. At October 31, 1998, the interest rate charged on borrowings outstanding under the new agreement, as amended, was 8.50% which is the bank's prime rate plus 0.50%. At October 31, 1998, excluding outstanding checks, approximately $1.2 million was available under this agreement.

         Management believes that the Company will have sufficient cash to meet the needs of its current operations, including debt service. In order to avoid the Company's being in non-compliance with certain of the financial covenants under its amended credit agreement in future periods due to legal, accounting and other transaction costs related to the proposed merger with Virbac, the Company's lending bank agreed to exclude such costs from the calculation of its covenants. No other instances of non-compliance with financial covenants were present at October 31, 1998. In addition, management is currently in discussions with its bank, and is also evaluating other strategic alternatives with third parties, including the proposed Merger with Virbac as discussed herein, to further address its current and long-term working capital requirements.

         The Board has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The amount of funds required will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase. During the year ended October 31, 1998, 83,111 shares were repurchased under this program at an aggregate cost of approximately $100,000. As of October 31, 1998, 129,961 shares had been repurchased under this program at an aggregate cost of $176,007. The share repurchase program has been suspended pending the consummation of the Merger Agreement.

         The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for fiscal 1998 were approximately $0.5 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which in prior periods approximated current depreciation expense.

         In January 1999, the Company acquired certain assets, primarily inventories, related to Purina Mill's animal health products business. The amount paid for such inventory aggregated $400,000, less future amounts which would have been due to Purina Mills related to the acquisition of Bromethalin assets, as discussed in Note 3 to the Company's Consolidated Financial Statements. Purina's "additional consideration" due for the five-year period subsequent to the acquisition of Bromethalin was waived in conjunction with this purchase of inventories. Prior thereto, the Company manufactured and supplied products to Purina Mills for this business. The Company will now supply animal health products directly to Purina's dealers. Management does not anticipate any material adverse impact on its financial position, cash flows or results of operations as a result of this change in customer relationships.

Quarterly Effects and Seasonality

         Seasonal patterns of Resources' operations are highly dependent on weather, feeding economics and the timing of customer orders. The results of operations of the Pet Health Care Division historically have been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's first fiscal quarter. In addition, consolidation of certain functions within the Pet Health Care Division during fiscal 1998 will impact the comparative results of the Company between quarters and in future periods.

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

         In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about the reportable operating segments in their financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company continues to evaluate the provisions of FAS 131 relative to additional disclosure requirements for its fiscal 1999 financial statements.

         In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company continues to evaluate the provisions of FAS 133 to determine its impact on financial position and results of operations.

Year 2000 Compliance

         The Company utilizes computer information systems to internally record and track information, as well as interact with customers, suppliers, financial institutions and other organizations. The Company has established a plan, utilizing internal resources and certain external consultants, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address these issues. The Company has completed a significant part of the assessment phase of its year 2000 plan with respect to all key hardware and software systems. The Company's plan for remediation includes a combination of repair and replacement of affected systems. For the Company's key systems located in St. Louis, Missouri and Glendale Heights, Illinois, the Company's independent consultants have completed a significant portion of the repair work needed to make such systems year 2000 compliant. They have also completed a significant portion of the testing required to verify the effectiveness of such repairs. The key systems located in Harbor City, California will be addressed primarily through an upgrade of the existing software to a year 2000-compliant version. Such upgrade has been evaluated and initial planning by independent consultants retained to evaluate and implement the upgrade has been completed. The final implementation of the upgrade has been delayed, pending the completion of the Merger Agreement and evaluation of information system needs of the merged organization. The cost of upgrading the systems in Harbor City has been included in the Company's capital expenditures plan, based on the final bid received from the Company's independent consultants. The costs of repairs and upgrades to date have not been material to the Company's financial position or results of operations. Non-key systems and non-information technology systems, including embedded technology such as microcontrollers, at all locations are in the process of being assessed. Subject to the evaluation and resolution of the information system needs subsequent to the merger of Virbac and the Company, it is anticipated that all key systems and non-information technology systems will be year 2000 compliant by June of 1999.

     The Company is diligently quantifying issues and developing contingency sources to mitigate the risks associated with interruptions in its supply chain due to year 2000 problems. The Company plans to develop a contingency plan by July 1999 in the event its systems or its mission-critical vendors do not achieve year 2000 compliance.

         The Company believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the year 2000 issues will not pose significant operational problems for the Company. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, its supply chain or from customer product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations. These statements are "Year 2000 Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Euro Conversion Issues

         On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the "Euro." For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation; after January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect numerous financial systems and business applications.

         While the  Company's  United  States  operations,  which  comprise  the majority of its business, has contracts with European suppliers and distributors, almost all of these contracts are U.S. dollar-denominated. Thus, while the Company is reviewing the impact of the introduction of the Euro on various aspects of its business (including information systems, currency exchange rate risk, taxation, contracts, competitive position and pricing), such introduction is not expected to have a material impact on the Company. The Company's United Kingdom operations does the majority of its business in the United Kingdom, however to accommodate its customers throughout Europe, it has upgraded its information systems, contracts and certain procedures to meet the Euro requirements. The costs incurred to date related to the introduction of the Euro have not been material and the impact of such introduction is not expected to materially affect the Company's financial position, cash flows or results of operations.

Forward-Looking Information

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in the MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove to have been correct.

Item 8.  Financial Statements.

     The Consolidated Financial Statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated January 15, 1999 are listed in Item 14(a)(1) and are included at the end of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4A of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption
"Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at pages F-1 through F-24 in this Report on Form 10-K:

         Report of Independent Accountants
         Consolidated Balance Sheet as of October 31, 1997 and 1998
         Consolidated  Statement of  Operations  for the Years Ended October 31,
            1996, 1997 and 1998
         Consolidated  Statement of Cash Flows for the Years Ended  October  31,
            1996,  1997 and  1998
         Consolidated  Statement of Shareholders' Equity for Years Ended October
            31, 1996, 1997 and 1998
         Notes to Consolidated Financial Statements

              (2) List of Financial Statement Schedules. Schedule II - Valuation of Qualifying Accounts and Reserves is furnished. All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fiscal quarter ended October 31, 1998:

         None

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

2.4(a)        Warehousing and Distribution Agreement between Purina Mills, Inc.
              and PM Resources, Inc. dated September 9, 1993

2.5(a) Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993

2.8(h) Agreement and Plan of Merger among Agri-Nutrition Group Limited, Mardel Acquisition Corporation, and Mardel Laboratories, Inc. dated September 25, 1997

2.9(h) Indemnity Agreement between Agri-Nutrition Group Limited, Mardel Laboratories, Inc., and the stockholders of Mardel Laboratories, Inc. dated September 25, 1997

2.10(h) Share Transfer and Registration Rights Agreement between Agri-Nutrition Group Limited, the Stockholders of Mardel Laboratories, Inc. dated September 25, 1997

2.11(n) Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac, S.A. and Virbac, Inc.

3.1(b)        Restated Certificate of Incorporation

3.2(b)        Amended and Restated By-laws

4(a)          Specimen stock certificate

10.2(g) Fourth Restated Employment Agreement between Agri-Nutrition Group Limited and Bruce G. Baker dated as of November 1, 1996

10.3(g) Agreement between Agri-Nutrition Group Limited and George W. Daignault dated as of August 23, 1996

10.4(g) Amended and Restated Stock Option Agreement between Agri-Nutrition Group Limited and George W. Daignault dated as of August 23, 1996

10.9(c) Revolving Credit Agreement between St. JON Laboratories, Inc. and First Bank, along with accompanying Guaranty by Agri-Nutrition Group Limited in favor of First Bank both dated as of January 19, 1996

10.10(a)      Form of Indemnification Agreement

10.11(a)      1994 Incentive Stock Plan

10.13(d)      Reload Option and Exchange Exercise Plan

10.14(e)      1995 Incentive Stock Plan

10.15(f)      1996 Incentive Stock Plan

10.16(b) Consulting Agreement between Agri-Nutrition Group Limited and Brakke and Associates, Inc. dated October 11, 1995

10.19(i)      Second   amendment  to  amended  and  restated   revolving  credit
              agreement by and between PM Resources, Inc., Zema Corporation and First Bank dated March 6, 1997

10.20(i) Second amendment to revolving credit agreement by and between St. JON Laboratories, Inc. and First Bank dated March 6, 1997

10.21(j) Amended and Restated Revolving Credit Agreement between St. JON Laboratories, Inc. and First Bank dated June 18, 1997

10.22(j) Second Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation and First Bank dated June 18, 1997

10.23(k) Amendment to Second Amended and Restated Revolving Credit Agreement between PM Resources, Inc., Zema Corporation, Mardel Acquisition Corporation and First Bank dated September 25, 1997

10.24(l) Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. Jon Laboratories, Inc., and First Bank, dated May 14, 1998

10.25(m) Amended Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc. and First Bank dated August 6, 1998

10.26+ Second Amendment to Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., and St. JON Laboratories, Inc. and First Bank dated October 2, 1998.

21+           List of subsidiaries

23+           Consents of PricewaterhouseCoopers LLP

27+           Financial data schedule

99(o)         Press Release of the Company dated October 19, 1998.

+             Filed herewith.
(a)           Filed as exhibit of same number to the  Registrant's  Registration
              Statement on Form S-1, File No. 33-78646,  and incorporated herein by reference.
(b)           Filed as exhibit of same number to the Registrant's  Form 10-Q for the  Quarterly  Period ended  January 31, 1996,  and  incorporated herein by reference.
(c)           Filed as exhibit of same number to the Registrant's  Form 10-K for the Fiscal Year ended October 31, 1995, and incorporated herein by reference.
(d)           Filed as exhibit 4.2 to the Registrant's Registration Statement on
              Form  S-8,  File  No.  33-  86892,  and  incorporated   herein  by
              reference.
(e)           Filed as Exhibit 4.1 to the Registrant's Registration Statement on
              Form  S-8,  File  No.  33-  93340,  and  incorporated   herein  by
              reference.
(f)           Filed  as  exhibit  of  the  same   number  to  the   Registrant's
              Registration   Statement  on  Form  S-8,  File  No.  33-3192,  and
              incorporated herein by reference.
(g)           Filed as exhibit of same number to the Registrant's  Form 10-K for the Fiscal Year ended October 31, 1996, and incorporated herein by reference.
(h)           Filed as exhibit of same number to the Registrant's Current Report on Form 8-K,  filed October 8, 1997,  and  incorporated  herein by reference.
(i)           Filed as exhibit of same number to the Registrant's  Form 10-Q for the  Quarterly  Period ended  January 31, 1997,  and  incorporated herein by reference.
(j)           Filed as exhibit of same number to the Registrant's  Form 10-Q for the Quarterly Period ended July 31, 1997, and incorporated  herein by reference.
(k)           Filed as exhibit of same number to the Registrant's  Form 10-K for the Fiscal year ended October 31, 1997, and incorporated herein by reference.
(l)           Filed as exhibit of same number to the Registrant's  Form 10-Q for the Quarterly Period ended April 30, 1998, and incorporated herein by reference.
(m)           Filed as exhibit of same number to the Registrant's  Form 10-Q for the Quarterly Period ended July 31, 1998, and incorporated  herein by reference.
(n)           Filed as exhibit 2.1 to the  Registrant's  Current  Report on Form
              8-K,  filed  November  17,  1998,  and   incorporated   herein  by
              reference.
(o)           Filed as exhibit of same number to the Registrant's Current Report on Form 8-K, filed November 17, 1998, and incorporated herein by reference.

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


Signature                                                 Title                                  Date
/s/ BRUCE G. BAKER                              President, Chief Executive                  January 29, 1999
Bruce G. Baker                                  Officer, and Director

/s/ ROBERT J. ELFANBAUM                         Vice President and Chief                    January 29, 1999
Robert J. Elfanbaum                             Financial Officer
                                                (Principal Accounting Officer)

                                                Chairman of the Board                       January    , 1999
Alec L. Poitevint, II

/s/ ROBERT E. HORMANN                           Vice Chairman of the Board                  January 29, 1999
Robert E. Hormann

/s/ W.M. JONES, JR.                             Director                                    January 29, 1999
W.M. Jones, Jr.

/s/ ROBERT W. SCHLUTZ                           Director                                    January 29, 1999
Robert W. Schlutz

                             INDEX TO FINANCIAL STATEMENTS

Agri-Nutrition Group Limited                                                                                      Page
    Report of Independent Accountants........................................................................      F-2
    Consolidated Balance Sheet as of October 31, 1997 and 1998 ..............................................      F-3
    Consolidated Statement of Operations for the Three Years Ended October 31, 1998 .........................      F-4
    Consolidated Statement of Cash Flows for the Three Years Ended October 31, 1998..........................      F-5
    Consolidated Statement of Shareholders' Equity for the Three Years Ended
              October 31, 1998...............................................................................      F-7
    Notes to Consolidated Financial Statements...............................................................      F-8

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Agri-Nutrition Group Limited


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the consolidated financial position of Agri-Nutrition and its subsidiaries at October 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
St. Louis, Missouri
January 15, 1999

                        Agri-Nutrition Group Limited
                         Consolidated Balance Sheet

                                                                                           October 31,
                                                                                      1997            1998
                                                                                  -------------  -------------
Assets
Current assets:
  Cash and cash equivalents...................................................   $      145,505  $       97,971
  Accounts receivable, net....................................................        3,817,417       4,812,842
  Inventories (Note 6)........................................................        6,355,310       7,150,042
  Prepaid expenses and other current assets...................................        1,016,098         586,292
  Deferred income taxes (Note 10).............................................          244,574         659,517
                                                                                 --------------  --------------
                                                                                     11,578,904      13,306,664
Property, plant and equipment, net (Note 7)...................................        5,788,688       5,520,798
Goodwill......................................................................        8,095,049       7,930,705
Other assets..................................................................        1,133,509       1,284,421
                                                                                 --------------  --------------
                                                                                 $   26,596,150  $   28,042,588
                                                                                 ==============  ==============

Liabilities and Stockholders' Equity Current liabilities:
  Current portion of long-term debt and notes payable (Note 8)................   $      201,636  $    1,160,912
  Current portion of acquisition notes payable (Note 8).......................          719,716          49,000
  Accounts payable............................................................        1,417,286       1,562,652
  Accrued expenses............................................................        1,467,948       1,270,985
                                                                                 --------------  --------------
                                                                                      3,806,586       4,043,549
Long-term debt and notes payable (Note 8).....................................        5,665,955       8,963,226
Acquisition notes payable (Note 8)............................................        1,570,249         151,000

Commitments and contingencies (Notes 2, 3, 7 and 15)

Stockholders' equity (Notes 4, 11 and 12):
  Common stock ($.01 par value; 20,000,000 shares
    authorized; 9,304,280 and 9,387,279 shares
    issued and outstanding, respectively).....................................           93,043          93,873
  Additional paid-in-capital..................................................       15,935,700      16,025,620
  Accumulated deficit.........................................................         (395,841)     (1,058,673)
                                                                                 --------------  --------------
                                                                                     15,632,902      15,060,820
  Cost of common stock held in treasury
  (46,850 and 129,961 shares in 1997 and 1998, respectively)..................          (79,542)       (176,007)
                                                                                 --------------  --------------
                                                                                     15,553,360      14,884,813
                                                                                 --------------  --------------
                                                                                 $   26,596,150  $   28,042,588
                                                                                 ==============  ==============





      The accompanying  notes are an integral part of these consolidated financial statements.

                          Agri-Nutrition Group Limited
                       Consolidated Statement of Operations

                                                                       For the Year Ended October 31,
                                                                    1996             1997             1998
                                                              --------------    --------------  --------------
Net sales  (including  sales to Purina of $5.4  million,
  $4.3  million and $3.1 million for the years ended
  October 31, 1996, 1997 and 1998, respectively)............  $   28,661,307    $   31,051,537  $   32,944,020
Cost of sales...............................................      20,783,847        22,850,923      24,008,395
                                                              --------------    --------------  --------------
Gross profit................................................       7,877,460         8,200,614       8,935,625
Selling, general and administrative expenses................       7,447,301         7,129,860       8,812,136
Research and development....................................         142,760            92,273         166,383
Corporate severance costs (Note 16).........................         240,000
                                                              --------------    --------------  --------------
Operating income (loss).....................................          47,399           978,481         (42,894)

Interest expense............................................        (596,086)         (638,599)       (787,727)
Interest income and other...................................         158,904          (146,883)       (247,154)
                                                              --------------    --------------  --------------
Income (loss) before income tax benefit (expense)...........        (389,783)          192,999      (1,077,775)
Income tax benefit (expense)................................         148,463           (74,328)        414,943
                                                              --------------    --------------  --------------
Income (loss) from continuing operations....................        (241,320)          118,671        (662,832)
Income from discontinued operations, net....................         113,900            14,659
                                                              --------------    --------------  --------------
Net income (loss) ..........................................  $     (127,420)   $      133,330  $     (662,832)
                                                              ==============    ==============  ==============

Basic earnings (loss) per share (Note 5):
Income (loss) from continuing operations....................  $         (.03)   $          .01  $         (.07)
Income from discontinued operations.........................             .01
                                                              --------------    --------------  --------------
Net income (loss)...........................................  $         (.02)   $          .01  $         (.07)
                                                              ==============    ==============  ==============

Diluted earnings (loss) per share (Note 5):
Income (loss) from continuing operations....................  $         (.03)   $          .01  $         (.07)
Income from discontinued operations.........................             .01
                                                              --------------    --------------  --------------
Income (loss)...............................................  $         (.02)   $          .01  $         (.07)
                                                              ==============    ==============  ==============

Basic shares outstanding (Note 5)...........................       8,397,686         8,483,897       9,309,184
                                                              ==============    ==============  ==============

Diluted shares outstanding (Note 5).........................       8,397,686         8,699,914       9,309,184
                                                              ==============    ==============  ==============











     The accompanying  notes are an integral part of these consolidated financial statements.

                       Agri-Nutrition Group Limited
                    Consolidated Statement of Cash Flows

                                                                       For the Year Ended October 31,
                                                                    1996             1997             1998
                                                              --------------    --------------  --------------
Operating activities:
Net income (loss) from continuing operations................  $     (241,320)   $      118,671  $     (662,832)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
   Depreciation and amortization............................         847,723           966,022       1,180,382
   Income from discontinued operations, net of
     taxes..................................................         113,900            14,659
   Change in net assets from discontinued
     operations.............................................      (1,007,633)        1,347,539
   Changes in operating assets and liabilities,
   excluding the effects of acquisitions (Note 2):
     Increase in accounts receivable........................        (528,806)         (410,942)       (995,425)
     (Increase) decrease in inventories.....................      (1,677,051)          692,492        (794,732)
     (Increase) decrease in prepaids and other..............        (281,520)           48,984         131,510
     Increase (decrease) in accounts payable................       1,419,731          (785,558)        145,366
     Increase (decrease) in accounts payable to
      Purina................................................        (930,954)
     Increase (decrease) in accrued expenses................          63,356          (267,295)       (196,963)
     (Increase) decrease in deferred income taxes...........         (66,611)           58,491        (414,943)
                                                              --------------    --------------  --------------
Net cash provided (used) by operating activities............      (2,289,185)        1,783,063      (1,607,637)
                                                              --------------    --------------  --------------

Investing activities:
Acquisitions (Note 2), net of cash
   acquired.................................................        (520,189)         (970,537)       (100,000)
Purchase of property, plant and equipment...................        (592,678)         (996,683)       (500,764)
Purchase of Bromethalin Assets (Note 3).....................      (1,056,097)
Sale of short-term investments..............................       1,191,379
                                                              --------------    --------------  --------------
Net cash used by investing activities.......................        (977,585)       (1,967,220)       (600,764)
                                                              --------------    --------------  --------------

Financing activities:
Proceeds from (repayment of) long-term debt
   and notes payable, net*..................................       3,090,125        (1,154,911)      4,256,547
Repayment of acquisition notes payable......................                          (700,000)     (2,038,965)
Proceeds from sale of common stock..........................          52,823            27,252          39,750
Payments of loans from employees............................          30,000
Purchase of Treasury Stock..................................         (49,986)          (29,556)        (96,465)
                                                              --------------    --------------  --------------
Net cash provided (used) by financing activities............       3,122,962        (1,857,215)      2,160,867
                                                              --------------    --------------  --------------

Decrease in cash and cash equivalents.......................        (143,808)       (2,041,372)        (47,534)

Cash and cash equivalents, beginning of period..............       2,330,685         2,186,877         145,505
                                                              --------------    --------------  --------------

Cash and cash equivalents, end of period....................  $    2,186,877    $      145,505  $       97,971
                                                              ==============    ==============  ==============

        The accompanying  notes are an integral part of these consolidated financial statements.

*Debt proceeds (repayments) are presented on a net basis given the volume of daily transactions under the Company's revolving credit facilities for lockbox receipts and disbursements.

                      Agri-Nutrition Group Limited
             Consolidated Statement of Cash Flows (continued)

                                                                         For the Year Ended October 31,
                                                                      1996             1997             1998
                                                                --------------    --------------  --------------
Supplemental disclosure of cash flow information:
   Cash paid for interest.....................................  $      363,422    $      667,922  $      844,840
   Cash paid for taxes........................................          47,189            25,873           5,023

Supplemental disclosure of non-cash investing and financing activities:
During the year ended October 31, 1997, the Company acquired Mardel Laboratories, Inc. for cash of approximately $1,100,000 (Note 2) and stock valued at approximately $1,100,000. As additional consideration for the acquisition of Mardel, the Company also issued a note payable of $300,000 to the former owners of the acquired company to be paid in cash and stock over a period of three years. Fair value assigned to assets acquired was approximately $2,600,000, fair value assigned to goodwill was approximately $2,100,000 and liabilities assumed were approximately $2,200,000.

During the year ended October 31, 1998, the Company issued common stock with a fair value of $51,000 to the former owners of Mardel in conjunction with certain payments due under the $300,000 notes payable discussed above.























     The accompanying  notes are an integral part of these consolidated financial statements.

                            Agri-Nutrition Group Limited
                   Consolidated Statement of Stockholders' Equity

                                                                 AGNU Common Stock
                                  AGNU Common Stock            in Treasury, at Cost
                           Number                Additional     Number
                             of          Par       Paid in        of                    Accumulated
                           Shares       Value      Capital      Shares     Amount         Deficit        Total
Balance, November 1,
  1995................     8,401,344  $  84,013  $14,734,656                             $(401,751)  $14,416,918

Repayment of employee
  stock purchase loans                                30,000                                             30,000
Issuance of stock to
  directors and officers      29,605        296       52,527                                             52,823
Treasury stock
  purchased...........                                           (25,650) $  (49,986)                   (49,986)
Net loss..............                                                                    (127,420)    (127,420)
                         -----------  ---------  -----------  ----------  ----------  ------------  -----------

Balance, October 31,
  1996................     8,430,949     84,309   14,817,183     (25,650)    (49,986)     (529,171)  14,322,335

Issuance of stock to
  directors and officers      20,556        206       27,045                                             27,251
Issuance of stock for
  acquisition.........       852,775      8,528    1,091,472                                          1,100,000
Treasury stock
  purchased...........                                           (21,200)    (29,556)                   (29,556)
Net income............                                                                     133,330      133,330
                         -----------  ---------  -----------  ----------  ----------  ------------  -----------

Balance, October 31,
  1997................     9,304,280     93,043   15,935,700     (46,850)    (79,542)     (395,841)  15,553,360

Issuance of stock to
  directors and officers      29,300        293       39,457                                             39,750
Issuance of stock for
  acquisition notes
  payable.............        53,699        537       50,463                                             51,000
Treasury stock
  purchased...........                                           (83,111)    (96,465)                   (96,465)
Net loss..............                                                                    (662,832)    (662,832)
                         -----------  ---------  -----------  ----------  ----------  ------------  -----------

Balance, October 31,
  1998................     9,387,279  $  93,873  $16,025,620    (129,961) $(176,007)  $(1,058,673)  $14,884,813
                         ===========  =========  ===========  ==========  ==========  ===========   ===========















       The accompanying  notes are an integral part of these consolidated financial statements.

                         Agri-Nutrition Group Limited
                        Notes to Financial Statements

1.       Organization

Agri-Nutrition (the Company), a Delaware corporation, was organized on July 20, 1993, to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, through its wholly owned subsidiary, PM Resources, Inc. (Resources), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business (the Business) of Purina Mills, Inc. (Purina). See Notes 13 and 16 for further discussion of related matters involving Purina. Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation (Zema). The Company also purchased substantially all of the net assets and business of St. JON Laboratories, Inc. (St. JON) effective August 31, 1995. In September 1997, the Company acquired Mardel Laboratories, Inc. (Mardel). Zema, St. JON and Mardel formulate, package, market and distribute pet health care, veterinary and grooming products domestically and abroad. See Note 2 for further discussion of these acquisitions.

2.       Acquisitions - Zema and St. JON

Through the Company's wholly owned subsidiary, Zema Acquisition Corporation, substantially all of the net assets of Zema were acquired effective March 31, 1995. The sales price included a base price of $3,000,000 in cash and $300,000 in the form of a note payable to the former owner of Zema. The note payable and related interest are due on or before April 28, 1998 and were conditioned on the continued employment of Zema's president (see Note 8). In conjunction with renegotiation of the employment contract of Zema's president in fiscal 1997, such employment requirement of the note was waived. Additional purchase price is required to be paid by the Company to the former owner of Zema based upon a percentage of Zema's cumulative earnings before taxes and interest in excess of $3,345,000 for the five years ending October 31, 1999. In November 1998, based on Zema's results to date, the Company and the former owner of Zema mutually agreed that no additional purchase price would be due and that the Company has no additional obligations to the former owner of Zema. The Company primarily used proceeds from its initial public offering of common stock (IPO) to fund the $3,000,000 initial payment and related acquisition expenses of approximately $200,000.

The acquisition of Zema was accounted for pursuant to the purchase method of accounting. The purchase price paid for Zema has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $1,700,000 was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The amounts assigned to other intangible assets acquired were not material. The results of Zema's operations are included in the Company's consolidated financial statements from the date of the acquisition.

Substantially all of the net assets of St. JON were acquired through the Company's wholly owned subsidiary, St. JON Acquisition Corporation, effective August 31, 1995. The purchase price included a base price of $3,500,410 in cash and additional purchase price of $2,000,000 in the form of a

                       Agri-Nutrition Group Limited
                Notes to Financial Statements -- continued


promissory note. The remaining balance of the note payable to the former owner of St. JON was paid in full during fiscal 1998 (see Note 8). The Company primarily used proceeds from its IPO to fund the $3,500,410 initial payment and the related acquisition expenses of approximately $200,000. The acquisition of St. JON was accounted for pursuant to the purchase method of accounting. The purchase price paid for St. JON has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of net assets acquired of approximately $4,800,000, was recorded as goodwill and is being amortized on a straight-line basis over 30 years. The amounts assigned to other intangible assets acquired were not material. The results of St. JON's operations are included in the Company's consolidated financial statements from the date of the acquisition.

Through the Company's wholly owned subsidiary, Mardel Acquisition Corporation, substantially all of the net assets of Mardel were acquired effective September 1997. Mardel's expertise extends to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories. The purchase price consisted of approximately $1,100,000 in cash, $1,100,000 in common stock and a promissory note of $300,000 payable in three annual installments, each consisting of $49,000 of cash plus interest at prime, and $51,000 of the Company's common stock, beginning September 1998. At October 31, 1998, $200,000 was due under the promissory note. The Company primarily used the remaining proceeds from its IPO to fund the $1,000,000 initial payment.

The acquisition of Mardel was accounted for pursuant to the purchase method of accounting. The purchase price paid for Mardel has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $2,100,000 was recorded as goodwill and is being amortized on a straight-line basis over 30 years. The amounts assigned to other intangible assets acquired were not material. The results of Mardel's operations are included in the Company's consolidated financial statements from the date of the acquisition.

3.       Acquisition of Certain Bromethalin Assets

Effective May 1996, Resources acquired from Purina the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin (the Bromethalin Assets), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator (PCO) markets. The purchase price and related acquisition costs was approximately $1 million, plus additional consideration based on subsequent shipments of Bromethalin to Purina over a five-year period. The Company primarily used proceeds from its IPO to fund the initial payment.
Approximately $871,000 of the purchase price was assigned to patents, registration rights and other intangible assets which are being amortized over three to 10 years. In December 1998, the Company entered into an agreement to purchase certain assets of Purina's animal health products business. In conjunction with this agreement, Purina agreed to forego any future payments under the May 1996 Bromethalin agreement. See Note 16 for further discussion.

                        Agri-Nutrition Group Limited
                 Notes to Financial Statements -- continued


4.       Initial public offering

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

5.       Summary of significant accounting policies

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

Revenue recognition

Revenue is generally recognized upon shipment of orders. Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process. For certain private label and contract manufacturing customers, the Company provides various services, such as laboratory services, regulatory consulting, etc. Such services are generally performed prior to shipment, included in the cost of the related products and billed at the time the related products are shipped. Accounts receivable consists of the amounts estimated to be collectible on sales, after provision for uncollectible amounts, based on historical experience. At October 31, 1996, 1997, and 1998 the provision for uncollectible amounts was $53,029, $133,705, and $142,354, respectively.

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

                       Agri-Nutrition Group Limited
                  Notes to Financial Statements -- continued


The Company sells its products to customers in the animal health and specialty chemical businesses throughout the United States and abroad. The three largest customers accounted for 31%, 25% and 24% of sales from continuing operations in the years ended October 31, 1996, 1997 and 1998, respectively, and 22% and 21% of accounts receivable at October 31, 1997 and 1998, respectively. The Company generally does not require collateral from its customers.

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

Fair value of financial instruments

For purposes of financial reporting, the Company has determined that the fair value of the Company's debt and investments approximates book value at October 31, 1997 and 1998, based on terms currently available to the Company in financial markets.

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

                              Agri-Nutrition Group Limited
                        Notes to Financial Statements -- continued


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

Goodwill

The excess of purchase price over the fair value of net assets acquired in business combinations is capitalized and amortized on a straight-line basis over the estimated period benefited which ranges from 30 to 40 years. Goodwill amortization charged to income for the years ended October 31, 1996, 1997 and 1998, was $195,000, $209,000 and $264,000, respectively.

The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. To the extent expected future discounted cash flows are less than the carrying value of goodwill, a writedown of goodwill to the extent of such shortfall may be recognized. Management believes that there has been no impairment at October 31, 1998.

Other assets

Other assets, which is comprised of deferred compensation, patents, tradenames and other intangible assets, including those acquired in connection with the acquisition of the Bromethalin Assets as discussed in Note 3, are being amortized on a straight-line basis over the lives of the related assets, which range from one to fifteen years. Amortization expense related to other assets for the years ended October 31, 1996, 1997 and 1998, was approximately $142,000, $87,000 and $147,000, respectively.

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

Earnings (loss) per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which changed the method of computation of earnings per share. SFAS 128, which was adopted by the Company in fiscal 1998, requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period, but does not consider dilution for potentially dilutive

                         Agri-Nutrition Group Limited
                  Notes to Financial Statements -- continued


securities. Diluted EPS reflects dilutive potential common shares. Dilutive potential common shares arising from the effect of outstanding stock options are computed using the treasury stock method, if dilutive. Earnings per share for fiscal 1997, 1996 and 1995 have been restated in accordance with SFAS 128.

Preferred stock

The Company's Board of Directors may, without further action by stockholders, from time-to-time direct the issuance of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of October 31, 1998.

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

Purina, and the former owners of Zema and St. JON, have indemnified the Company from environmental claims resulting from any liabilities or obligations arising from events occurring prior to the acquisitions which the Company did not expressly assume in these three respective acquisitions. The Company has been notified by certain state agencies of non-compliance with certain state and federal environmental regulations. However, management believes that the resolution of these issues will have no material effect on the Company's financial position, cash flows or results of operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the assets subject to the test for recoverability were acquired in a purchase business combination, goodwill is allocated pro rata to such acquired long-lived assets primarily based on the relative fair values of those assets at the acquisition date. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Management believes that there has been no impairment at October 31, 1998.

Employee stock-based compensation

In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which defines the fair value based method of accounting for stock-based compensation plans. FAS 123 allows companies to use the fair value method defined in the statement or to continue use the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25). FAS 123 was adopted during the Company's fiscal 1997 and the Company will continue to use the provisions of APB 25 in determining net income. See Note 11 for the pro forma impact on the net income (loss) and earnings (loss) per share for the years ended October 31, 1996, 1997 and 1998.

                           Agri-Nutrition Group Limited
                     Notes to Financial Statements -- continued


6.       Inventories

Inventories consist of the following:

                                                                                         October 31,
                                                                                   1997              1998
                                                                             ----------------  ---------------
Raw materials..............................................................  $      4,049,028  $     4,679,508
Work-in-process............................................................           501,801          301,354
Finished goods.............................................................         2,081,771        2,562,608
                                                                             ----------------  ---------------
                                                                                    6,632,600        7,543,470
Less reserve for excess and obsolete inventories...........................          (277,290)        (393,428)
                                                                             ----------------  ---------------
                                                                             $      6,355,310  $     7,150,042
                                                                             ================  ===============

7.       Property, plant and equipment

Property, plant and equipment consists of the following:

                                                                                         October 31,
                                                                                   1997              1998
                                                                             ----------------  ---------------
Land.......................................................................  $        638,794  $       638,794
Buildings..................................................................         1,895,779        1,942,628
Machinery and equipment....................................................         4,583,080        4,816,728
Leasehold improvements.....................................................           374,203          388,196
Furniture and fixtures.....................................................           229,243          378,796
Vehicles...................................................................            34,944           34,307
                                                                             ----------------  ---------------
                                                                                    7,756,043        8,199,449
Less accumulated depreciation..............................................        (1,968,282)      (2,717,949)
                                                                             ----------------  ---------------
                                                                                    5,787,761        5,481,500
Construction in progress...................................................               927           39,298
                                                                             ----------------  ---------------
                                                                             $      5,788,688  $     5,520,798
                                                                             ================  ===============

The Company leases certain equipment and facilities under noncancelable operating leases. The primary operating facilities of Zema and St. JON are leased from related parties (see Note 12). Minimum lease payments for operating leases, including leases with related parties, at October 31, 1998 are as follows:

   1999.................................................  $       512,914
   2000.................................................          178,403
   2001.................................................           20,708
                                                          ---------------
   Total minimum lease payments.........................  $       712,025
                                                          ===============

Rental expense under all operating leases approximated $548,000, $406,000 and $442,000 for the years ended October 31, 1996, 1997 and 1998, respectively.

                         Agri-Nutrition Group Limited
                  Notes to Financial Statements -- continued


8.       Financing

Revolving credit agreement

The Company has revolving credit facilities which aggregated $8.025 million at October 31, 1997. In May 1998, the Company consolidated its existing credit agreements increasing the facility to $9.2 million with a maturity date of March 31, 2001. The new bank agreement also increased borrowing availability for working capital demand and modified the bank covenants. The new facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $4.7 million revolving credit line with available amounts being reduced $150,000 per quarter with the first such reduction on November 30, 1998. On August 6, 1998 and October 2, 1998, the Company again amended its existing credit facilities, increasing the latter revolving credit line to $5.2 million from $4.7 million to meet temporary working capital requirements. The $.5 million increase in the line will continue through January 31, 1999. The interest rate will range from prime minus 0.25% to prime plus 0.5%, depending on the Company's ratio of debt to net worth, as defined in the new agreement. At October 31, 1998, the interest rate charged on borrowings outstanding under the new agreement, as amended, was 8.50% which is the bank's prime rate plus 0.50%. At October 31, 1998, excluding outstanding checks, approximately $1.2 million was available under this agreement.

In order to avoid being in non-compliance with certain of the financial covenants under its amended credit agreement in future periods due to legal, accounting and other transaction costs related to the proposed Merger with Virbac, the Company's bank agreed to exclude such costs from the calculation of its covenants. No other instances of non-compliance with financial covenants were present at October 31, 1998.

Acquisition notes payable

In connection with the acquisitions completed during fiscal 1995 (see Note 2), the Company entered into notes payable agreements with the former owners of Zema and St. JON. During fiscal 1998, the Company repaid its note payable of $300,000, plus accrued interest (interest rate of 8.5%), to the former owner of Zema, of which 55% of that company's common stock was owned by an employee of the Company (see Note 12).

At October 31, 1997, the Company had a $1,300,000 note payable outstanding (interest rate of 7.6%) that had been assigned to the former owner of St. JON who is the president of the Company's St. JON subsidiary. In fiscal 1998, the Company repaid the note, in full, in conjunction with the refinancing of its debt and legal merger of the operating companies that comprise the Pet Health Care Division.

In connection with the acquisition of Mardel during fiscal 1997, the Company entered into a notes payable agreement with the former owners. At October 31, 1998 the Company had a remaining note balance of $200,000 payable in two annual installments of $49,000 of cash plus interest at prime, and $51,000 of the Company's common stock, beginning September 1999.

                           Agri-Nutrition Group Limited
                    Notes to Financial Statements -- continued


Financing agreements

The Company entered into agreements to finance certain of its insurance premiums. The financing agreements provide for monthly principal and interest payments of approximately $30,000 and $28,832, covering periods from August 1996 to August 1997 and August 1997 to August 1998, respectively, and an additional $6,882 monthly principle and interest covering periods from July 1997 to July 2000. The aggregate amount financed under these agreements are approximately $292,000 and $372,000, respectively. Of these amounts, approximately $243,000 and $121,000 remain outstanding at October 31, 1997 and 1998, respectively, and are included in current portion of long-term debt and notes payable at those dates. Additionally, $45,334 represents premiums for fiscal years ended October 31, 2000, and are recorded in long-term debt.

Also in conjunction with the acquisition of Mardel, the Company assumed a note payable with the former owner of Mardel for $489,957 due in five annual installments of $97,991, plus interest accrued at the prime rate. At October 31, 1998, the balance due under the note was approximately $300,000.

9.       Common stock transactions

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

During the year ended October 31, 1998, the Company purchased 83,111 shares of its common stock at an aggregate cost of $96,465 under the stock repurchase plan. At October 31, 1998, the number of shares available to acquire its common stock as authorized by the 1995 stock repurchase plan was 370,039. As a condition of the Merger Agreement with Virbac (see Note 16), the Company has suspended its stock repurchase program.

10.      Income taxes

The components of the net income tax expense (benefit) are as follows:

                                                                      For the Year Ended October 31,
                                                                 1996              1997              1998
                                                            ---------------  ----------------  ---------------
Current:
   Federal................................................  $       (71,156) $             --  $            --
   State..................................................          (10,696)           15,837
                                                            ---------------  ----------------  ---------------
                                                                    (81,852)           15,837               --
                                                            ---------------  ----------------  ---------------
Deferred:
   Federal................................................          (62,567)           73,854         (345,047)
   State..................................................           (4,044)          (15,363)         (69,896)
                                                            ---------------  ----------------  ---------------
                                                                    (66,611)           58,491         (414,943)
                                                            ---------------  ----------------  ---------------
                                                            $      (148,463) $         74,328  $      (414,943)
                                                            ===============  ================  ===============

Total tax expense (benefit) above excludes tax provision of $71,000, $9,000 and $0, related to discontinued operations for the years ended October 31, 1996, 1997 and 1998, respectively.

The net benefit for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss as a result of the following:

                        Agri-Nutrition Group Limited
                 Notes to Financial Statements -- continued


                                                                      For the Year Ended October 31,
                                                                 1996              1997              1998
                                                            ---------------  ----------------  ---------------
Income tax benefit at statutory rate......................  $      (132,526) $         65,620  $      (366,444)
State income taxes, net of federal benefit................           (9,728)              313          (46,131)
Other, net................................................           (6,209)            8,395           (2,368)
                                                            ---------------  ----------------  ---------------
                                                            $      (148,463) $         74,328  $      (414,943)
                                                            ===============  ================  ===============

Deferred tax (assets) liabilities are comprised of the following at October 31:

                                                                      For the Year Ended October 31,
                                                                 1996              1997              1998
                                                            ---------------  ----------------  ---------------
Purchase accounting basis differences.....................  $       180,307  $        272,162  $       396,221
Fixed assets..............................................           50,302           359,182          375,163
Other.....................................................            4,074            29,367           60,729
                                                            ---------------  ----------------  ---------------
  Gross deferred tax liabilities..........................          234,683           660,711          832,113
                                                            ---------------  ----------------  ---------------
Inventories...............................................         (192,329)         (273,503)        (456,973)
Accruals..................................................         (101,943)         (270,146)        (151,865)
Net operating loss carryforward...........................         (271,863)         (441,670)        (961,443)
Other.....................................................          (21,463)          (43,810)         (45,193)
                                                            ---------------  ----------------  ---------------
  Gross deferred tax assets...............................         (587,598)       (1,029,129)      (1,615,474)
                                                            ---------------  ----------------  ---------------
Deferred tax assets valuation allowance...................           98,850           123,844          123,844
                                                            ---------------  ----------------  ---------------
Net deferred tax assets...................................  $      (254,065) $       (244,574) $      (659,517)
                                                            ===============  ================  ===============

At October 31, 1998, the Company has approximately $2,285,000 of net operating loss carryforwards which are available to offset future taxable income. These carryforwards begin to expire in 2010. This valuation allowance reflects management's view of the portion of deferred tax assets for which it is more likely than not that tax benefits will not be realized. The primary factor affecting management's view in this regard are the Company's losses from operations in certain prior years.

11.      Employee benefit plans

The Company maintains two 401(k) savings plans (the Plans). Employees of the Company and non-union employees of Resources participate in one 401(k) plan; a separate 401(k) plan was established for union employees of Resources. Employees of Zema and St. JON each participated in separate plans that were established prior to the acquisitions of Zema and St. JON by the Company (see Note 2) until November 1, 1996, at which time such plans were merged with PM Resources non-union plan into the Agri-Nutrition 401(k) plan. Employees of Mardel participated in a separate plan established prior to the acquisition of Mardel by the Company (see Note 2) until August 1998, at which time the Mardel plan was merged with the Agri-Nutrition 401(k) plan into a single plan for Company employees. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% of the employees' salaries. The Plans permit various employer matching contributions. Employer contributions were $227,600, $181,418 and $177,741 for the years ended October 31, 1996, 1997 and 1998, respectively.

                         Agri-Nutrition Group Limited
                  Notes to Financial Statements -- continued


Effective June 1, 1994, the Company adopted the Incentive Stock Plan (1994 ISP). An aggregate of 400,000 shares of the Company's common stock are reserved for issuance to eligible employees under the 1994 ISP. Options to purchase 121,500 shares of the Company's common stock were granted to employees under the 1994 ISP during the year ended October 31 1996. The exercise prices of the options granted in fiscal 1996 ranged from $1.56 to $2.63 per share, all of which approximated fair value on the dates of grant. These options vest ratably up to three years from the date of grant and will expire five years after the vesting date. Additionally in fiscal 1997, the Company repriced 232,500 outstanding employee options previously issued under the 1994 ISP at a revised exercise range of $1.4375 to $1.5625 per share, which approximated fair value on the dates of installment. All other terms of the options remain unchanged. During the year ended October 31, 1996, the Company also issued 28,365 shares of the Company's Common Stock under the 1994 ISP to executives and outside directors of the Company. No shares were issued under the 1994 ISP in the years ended October 31, 1997 and 1998.

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

In March 1995, the stockholders of the Company approved the Reload Option and Exchange Exercise Plan (the Reload Plan) which permits employees holding options to elect, in accordance with terms of the Reload Plan, to pay the exercise price of such options by surrendering the shares of the Company's common stock. The shares surrendered are valued at the reported closing market price of the Company's common stock on the date that the employee provides the notice of intent to exercise the option and surrenders the shares in payment of the exercise price. The Reload Plan also provides for the issuance to the employee of a new option to acquire the number of shares of the Company's common stock surrendered in the option exercise with an exercise price per share equal to the per-share valuation applicable to the shares surrendered. There are 200,000 shares reserved for issuance under the Reload Plan; no options were granted during the years ended October 31, 1996, 1997 and 1998.

Effective March 7, 1996, the Company's stockholders approved the 1996 Incentive Stock Option Plan (1996 ISP). An aggregate of 1,000,000 shares of the Company's common stock are reserved for issuance to eligible Directors, officers and other employees, and consultants to the Company under the 1996 ISP. Options to purchase 370,000, 192,000 and 68,000 shares of the Company's common stock were granted to employees under the 1996 ISP during the year ended October 31, 1996, 1997 and 1998 respectively. The exercise prices of the options granted range from $1.37 to $2.63 per share, which approximated fair value on the dates of grant. These options vest ratably up to three years from the date of grant and will expire ten years from the grant date. Also, during the year ended October 31, 1997, the Company issued 20,556 shares of the Company's common stock under the 1996 ISP to executives and outside directors of the Company.

FAS 123 was adopted during the Company's fiscal 1997 and the Company will continue to use the provisions of APB 25 in determining net income. See below for various disclosures related to FAS 123

                          Agri-Nutrition Group Limited
                   Notes to Financial Statements -- continued


and the pro forma  impact of FAS 123 on the net  income  (loss)  and net  income
(loss) per share for the years ended October 31, 1996, 1997 and 1998.

                                                                Incentive Stock           Weighted Average
                                                                  Option Plan               Exercise Price
Outstanding at October 31, 1995                                        795,500               $   1.20

Granted ($1.56 to $2.63)                                               989,000                   1.58
                                                                --------------
Outstanding at October 31, 1996                                      1,784,500                   1.41

Granted ($1.19 to $1.56)                                               192,000                   1.46
                                                                --------------
Outstanding at October 31, 1997                                      1,976,500                   1.42

Granted ($1.375)                                                        68,000                   1.38
Forfeited ($1.19 to $1.59)                                             (95,000)                  1.54
                                                                --------------
Outstanding at October 31, 1998                                      1,949,500               $   1.41
                                                                ==============


During fiscal 1997 a total of 185,000 options issued in prior years had the exercise prices reduced from a weighted average price of $3.27 per share to $1.56 per share, respectively.

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

                         Agri-Nutrition Group Limited
                   Notes to Financial Statements -- continued


                                                                        For the Year Ended October 31,
                                                                 1996                1997                1998
Net income (loss) as reported                                $     (127,420)    $   133,330         $  (662,832)
Pro forma net loss                                                 (232,858)        (75,278)           (802,085)

Basic and diluted earnings (loss) per share as reported                (.02)            .02                (.07)
Pro forma loss per share                                               (.03)           (.01)               (.09)

Weighted average fair value of options granted               $         1.14     $      1.10         $      1.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: For grants in fiscal 1996, 1997 and 1998 the weighted average risk free interest rate was 6.24%, 6.08% and 5.79%, respectively; weighted average expected volatility of 75%, 85% and 89%, respectively; no dividends, and an expected life of four to six years. FAS 123 does not require pro forma disclosure of the effect of options and warrants granted in years prior to fiscal 1996. The pro forma effect of compensation costs using the fair value based method are not indicative of future amounts when the new method will apply to all outstanding option and warrant grants.

The following table summarizes information for stock warrants and options outstanding at October 31, 1998:


                                                 Weighted Average                        Exercisable
    Range of               Number              Remaining        Exercise          Number        Weighted Average
Exercise Price           Outstanding             Life             Price        Outstanding       Exercise Price
$    .81                     558,000               .3 years      $    .81        558,000          $    .81
  1.19-2.00                1,326,500             5.8  years          1.55      1,073,837              1.56
    2.62                      15,000             7.3  years          2.62         15,000              2.62
    4.25                      50,000             6.5  years          4.25         50,000              4.25

12.      Related party transactions

During fiscal 1996, the Company amended previously issued options to purchase 387,500 shares of common stock increasing the exercise price of $.81 per share to $1.56 per share, in conjunction with the management restructuring discussed in Note 16.

In April 1995, in connection with the acquisition of Zema (see Note 2), the Company entered into an operating lease agreement with a limited partnership of which the general partner is an employee of the Company. The lease, which expires in April 2000, with an option to extend the term for an additional five years, and relates to the land and building that comprised the primary operating facility in Raleigh, North Carolina. Rent expense under this agreement was $95,000 for each of the years ended October 31, 1996, 1997 and 1998. During fiscal 1998, the Company ceased operations at this facility and is currently in the process of subletting the facility for the remaining term of the lease.

                       Agri-Nutrition Group Limited
                 Notes to Financial Statements -- continued


In August 1995, in connection with the acquisition of St. JON (see Note 2), the Company entered into an operating lease agreement with the former owner of St. JON and the president of the Company's Pet Health Care Division. The lease, as amended, expires in August 2000, with an option to extend the term for an additional five years, and relates to the land and buildings that comprise St. JON's primary operating facility. Rent expense under this agreement was $167,301, $231,680 and $167,301 for the years ended October 31, 1996, 1997 and
1998, respectively.

In September 1997, in connection with the acquisition of Mardel (see Note 4), the Company entered into an operating lease agreement with one of the former owners of Mardel. The lease, as amended, expires in October 1999, with an option to extend the term for an additional five years, and relates to the land and buildings that comprise the Company's operating facility in Glendale Heights, IL. Rent expense under this agreement was $10,500 for the period from the date of the Mardel acquisition through October 31, 1997 and $126,000 for the year ended October 31, 1998.

During the years ended October 31, 1996, 1997 and 1998 the Company had net sales of approximately $954,000, $944,000 and $1,012,000, respectively, to a national animal health marketing, warehousing, and distribution company that is also a stockholder of the Company. An officer of such corporation is also a stockholder of the Company and the Vice Chairman of the Company's Board of Directors. The Company's management considers sales to said corporation to be arms length transactions.

As discussed in Note 8, the Company entered into acquisition note payable agreements with the former owners of Zema, St. JON and Mardel.

13.      Manufacturing and Supply Agreement

In connection with Resources' acquisition, Purina agreed to purchase sufficient volume and mix of products to generate income, net of ingredient, direct manufacturing, and other direct costs of approximately $2,900,000 annually (which represents a historically consistent margin level) through October 31, 1996.

In fiscal 1996, income, net of ingredient, direct manufacturing, and other direct costs to date from Purina was approximately $1,200,000 less than that required under the agreement. Such amount was billed to Purina and included in net sales by the Company during October 1996. The manufacturing and supply agreement expired on October 31, 1996.

See Note 16 for related matters.

14.      Discontinued operations

In June 1997, the Company discontinued the distribution of ingredients to Purina. Consequently, in July 1997, the Company distributed all of its remaining ingredients inventories to Purina and discontinued its operations in this area. This segment of the Company's business has been accounted for and presented as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" (APB 30) for all periods reflected herein. At October 31, 1997, all of the net assets relating to the ingredients segment have either been disposed or have been deployed into the Company's existing operations.

                         Agri-Nutrition Group Limited
                   Notes to Financial Statements -- continued


Management does not anticipate that the ingredients segment will have any significant operations in the future. Furthermore, management does not believe that there are any separately identifiable fixed assets related to the ingredients segment and proceeds related to disposition of such net assets subsequent to the June 1997 measurement date did not result in a material net gain or loss.

The operating results of the discontinued operations are summarized as follows:

                                                                      For the Year Ended October 31,
                                                                 1996              1997              1998
                                                            ---------------  ----------------  ---------------
Net sales.................................................  $     7,722,255  $      5,531,411  $            --
Income before income tax provision........................          185,204            23,835
Income tax  provision.....................................           71,304             9,176
                                                            ---------------  ----------------  ---------------
Net income ...............................................  $       113,900  $         14,659  $            --
                                                            ===============  ================  ===============

There were no net assets of the discontinued operations at either October 31, 1997 or 1998.

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

16.      Other matters

Merger Agreement with Virbac, Inc.

In October 1998, the Company entered a definitive merger agreement with Virbac, Inc., a U.S. subsidiary of the French veterinary pharmaceutical manufacturer Virbac S.A., under which Virbac S.A. will hold approximately 60% of the outstanding stock of the combined companies. The transaction, which is subject to approval by the Company's stockholders, government approval and other customary conditions, is expected to close in March 1999 and will be accounted for as an acquisition of the Company by Virbac, Inc. pursuant to the purchase method of accounting. Interest income and other includes approximately $230,000 of fiscal 1998 expenses relative to legal, accounting and other costs for the pending transaction with Virbac.

Purchase of Inventories from Purina Mills, Inc.

In January 1999, the Company acquired certain assets, primarily inventories, related to Purina Mill's animal health products business. The amount paid for such inventory aggregated $400,000, less future amounts which would have been due to Purina Mills related to the acquisition of Bromethalin assets, as discussed in Note 3. Purina's "additional consideration" due for the five-year period subsequent to the acquisition of Bromethalin was waived in conjunction with this purchase of inventories. Prior thereto,

                      Agri-Nutrition Group Limited
               Notes to Financial Statements -- continued


the Company manufactured and supplied products to Purina Mills for this business. The Company will now supply animal health products directly to Purina's dealers. Management does not anticipate any material adverse impact on its financial position, cash flows or results of operations as a result of this change in customer relationships.

Termination of Anthony Products Letter of Intent

In March 1997, the Company terminated its letter of intent related to its proposed acquisition of Anthony Products Company. In conjunction with this action, the Company recorded a $202,000 pre-tax charge in the second quarter of fiscal 1997. Such amount is included in interest income and other in the accompanying consolidated statement of operations.

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

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of Agri-Nutrition Group Limited




Our audits of the consolidated financial statements referred to in our report dated January 15, 1999, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule included on page S-2 of this Annual Report on Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP
St. Louis, Missouri
January 15, 1999

AGRI-NUTRITION GROUP LIMITED
SCHEDULE II - RULE 12-09
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
OCTOBER 31, 1998





       COLUMN A                   COLUMN B                            COLUMN C                       COLUMN D             COLUMN E
                                 BALANCE AT                                                                              BALANCE AT
                                 BEGINNING                                                           DEDUCTIONS           END OF
      DESCRIPTION                OF PERIOD                           ADDITIONS                       - DESCRIBE           PERIOD
                                                      ----------------------------------------
                                                       CHARGED TO COSTS      CHARGED TO OTHER
                                                        AND EXPENSES       ACCOUNTS - DESCRIBE

FAS 109 Valuation
  Allowance                     $  123,844                --                     --                      --            $ 123,844

Inventory Reserve               $  277,290              $ 116,138                --                      --            $ 393,428

Allowance for
   Doubtful Accounts            $  133,705              $   8,649                --                      --            $ 142,354