Form 10-K/A
period 1998-10-31
AGRI NUTRITION GROUP LTD
filed 1999-02-08
CIK 922814

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K/A

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

New Accounting Standards

New Accounting Standards

         In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and components in a financial statement that is displayed with the same prominence as other financial statements. AGNU continues to analyze FAS 130 and does not currently expect it to have a significant impact on its financial statement presentation.

         In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about the reportable operating segments in their financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. AGNU continues to evaluate the provisions of FAS 131 relative to additional disclosure requirements for its fiscal 1999 financial statements.

     If the merger is consummated, the Company anticipates that it will report in similar segments as Virbac. The Company would expect to report segment information under FAS 131 for the following segment groupings: the ethical segment for the distribution of pet health products mainly to veterinarian offices, the over-the-counter segment for the distribution of pet health products to pet stores, farm and feed stores and the mass market, the PM Resources segment for the private label and contract manufacturing business, and the manufacturing and administration segment.


         In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. AGNU continues to evaluate the provisions of FAS 133 to determine its impact on financial position and results of operations.


In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, which are currently expensed by the Company, may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. AGNU is evaluating the provisions of SOP 98-1, but does not expect this new standard to have a significant impact on its financial position or results of operations.



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


Signature                                                 Title                                  Date
/s/ BRUCE G. BAKER                              President, Chief Executive                  February 8, 1999
Bruce G. Baker                                  Officer, and Director

/s/ ROBERT J. ELFANBAUM                         Vice President and Chief                    February 8, 1999
Robert J. Elfanbaum                             Financial Officer
                                                (Principal Accounting Officer)

                                                Chairman of the Board                       February  , 1999
Alec L. Poitevint, II

/s/ ROBERT E. HORMANN                           Vice Chairman of the Board                  February 8, 1999
Robert E. Hormann

/s/ W.M. JONES, JR.                             Director                                    February 8, 1999
W.M. Jones, Jr.

/s/ ROBERT W. SCHLUTZ                           Director                                    February 8, 1999
Robert W. Schlutz

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

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of Agri-Nutrition Group Limited




Our audits of the consolidated financial statements referred to in our report dated January 15, 1999, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules included on pages S-2 to S-4 of this Annual Report on Form 10-K. In our opinion, the Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



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