Form 10-Q
period 1999-01-31
VIRBAC CORP
filed 1999-03-17
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1999

Commission File Number:  0-24312



                            VIRBAC CORPORATION
                (formerly Agri-Nutrition Group Limited)


State of Incorporation:  Delaware                I.R.S. Employer I.D. 43-1648680

                       Riverport Executive Center II
                     13801 Riverport Drive, Suite 111
                        Maryland Heights, MO 63043
                               (314) 298-7330




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             Yes           X                  No



The number of shares of common stock outstanding at March 14, 1999 is 21,968,197 shares.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


Index
--------------------------------------------------------------------------------




                                                                      Page


Financial information

Financial Statements

   Consolidated Balance Sheet -
    October 31, 1998 and
    January 31, 1999 (unaudited)                                        1

   Consolidated Statement of Operations -
    three months ended January 31, 1998
    and 1999 (unaudited)                                                2

   Consolidated Statement of Cash Flows -
    three months ended January 31, 1998
    and 1999 (unaudited)                                                3

   Consolidated Statement of Shareholders' Equity -
      three months ended January 31, 1999
      (unaudited)                                                       4

   Notes to Consolidated Financial Statements                           5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                    9


Other information

Item 4.    Submission of Matters to a Vote of Security Holders         14

Item 6.    Exhibits and Reports on Form 8-K                            14

Signature                                                              14

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Consolidated Balance Sheet
Page 1
--------------------------------------------------------------------------------


                                                                              October 31,          January 31,
                                                                                 1998                 1999
                                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $         97,971    $          23,503
   Accounts receivable                                                            4,812,842            5,123,234
   Inventories                                                                    7,150,042            7,779,344
   Prepaid expenses and other assets                                              1,245,809            1,887,076
                                                                           ----------------    -----------------

                                                                                 13,306,664           14,813,157

Property, plant and equipment, net                                                5,520,798            5,398,369
Goodwill                                                                          7,930,705            7,771,601
Other assets                                                                      1,284,421            1,280,955
                                                                           ----------------    -----------------
   Total Assets                                                            $     28,042,588    $      29,264,082
                                                                           ================    =================

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable                     $      1,160,912    $       1,323,950
   Current portion of acquisition notes payable                                      49,000               49,000
   Accounts payable                                                               1,562,652            3,472,411
   Accrued expenses                                                               1,270,985              671,651
                                                                           ----------------    -----------------
                                                                                  4,043,549            5,517,012

Long-term debt and notes payable                                                  8,963,226            8,782,967
Acquisition notes payable                                                           151,000              151,000
Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
   Common stock ($.01 par value; 20,000,000 shares
      authorized; 9,387,279 issued and outstanding)                                  93,873               93,873
   Additional paid-in capital                                                    16,025,620           16,025,620
   Accumulated deficit                                                           (1,058,673)          (1,155,272)
                                                                           ----------------    -----------------
                                                                                 15,060,820           14,964,221
Cost of common stock held in Treasury
(129,961 and 111,583 shares in 1998 and 1999, respectively)                        (176,007)            (151,118)
                                                                           ----------------    -----------------
                                                                                 14,884,813           14,813,103
                                                                           ----------------    -----------------

   Total Liabilities and Shareholders' Equity                              $     28,042,588    $      29,264,082
                                                                           ================    =================



                 The accompanying  notes are an integral part
                  of these consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Consolidated Statement of Operations (unaudited)
Page 2
--------------------------------------------------------------------------------



                                                                                   For the three months
                                                                                     ended January 31,
                                                                                 1998                 1999

Net sales                                                                  $      7,636,129    $       7,740,705
Cost of sales                                                                     5,686,946            5,498,295
Gross profit                                                                      1,949,183            2,242,410
Selling, general and administrative expenses                                      2,089,135            2,101,927
Research and development                                                             45,806               46,866
                                                                           ----------------    -----------------

Income (loss) from operations                                                      (185,758)              93,617
Interest expense                                                                   (183,474)            (191,145)
Other income (expense)                                                                2,468              (57,696)
                                                                           ----------------    -----------------
Loss before income tax benefit                                                     (366,764)            (155,224)
Income tax benefit                                                                  141,204               58,625
                                                                           ----------------    -----------------
Net loss                                                                   $       (225,560)   $         (96,599)
                                                                           ================    =================

Basic loss per share                                                       $           (.02)   $            (.01)
                                                                           ================    =================

Diluted loss per share                                                     $           (.02)   $            (.01)
                                                                           ================    =================

Basic shares outstanding                                                          9,313,927            9,268,053
                                                                           ================    =================

Diluted shares outstanding                                                        9,313,927            9,268,053
                                                                           ================    =================


                  The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Consolidated Statement of Cash Flows (unaudited)
Page 3
--------------------------------------------------------------------------------


                                                                                   For the three months
                                                                                     ended January 31,
                                                                                 1998                 1999
Operating activities
Net loss from continuing operations                                        $       (225,560)   $         (96,599)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:-
   Depreciation and amortization                                                    264,349              286,929
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                              (623,506)            (310,392)
      Increase in inventories                                                      (152,477)            (629,302)
      Increase in prepaid expenses and other                                       (504,476)            (560,189)
      Increase in accounts payable                                                  221,413            1,909,759
      Decrease in accrued expense                                                  (665,126)            (599,334)
                                                                           ----------------    -----------------

Net cash (used in) provided by operating activities                              (1,685,383)                 872
                                                                           ----------------    -----------------

Investing activities
Purchase of property, plant and equipment                                          (125,035)             (83,008)
                                                                           ----------------    -----------------
Net cash used in investing activities                                              (125,035)             (83,008)
                                                                           ----------------    -----------------

Financing activities
Proceeds from (repayment of) long-term debt and notes payable, net                1,752,530              (17,221)
Issuance of common stock to directors and officers                                   18,750
Issuance of treasury stock to directors                                                                   24,889
                                                                           ----------------    -----------------

Net cash provided by financing activities                                         1,771,280                7,668
                                                                           ----------------    -----------------

Decrease in cash and cash equivalents                                               (39,138)             (74,468)
Cash and cash equivalents, beginning of period                                      145,505               97,971
                                                                           ----------------    -----------------
Cash and cash equivalents, end of period                                   $        106,367    $          23,503
                                                                           ================    =================


                   The accompanying  notes are an integral part
                    of these consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-nutrition Group Limited)

Consolidated Statement of Shareholders' Equity (unaudited)
Page 4
--------------------------------------------------------------------------------



                                                                     Common Stock in
                                      Common Stock                   Treasury, at Cost
                           Number                  Additional      Number
                             of           Par        Paid in         of                    Accumulated
                           Shares        Value       Capital       Shares       Amount       Deficit         Total
Balance, November 1,
   1998                    9,387,279  $   93,873  $  16,025,620   (129,961) $  (176,007) $   (1,058,673) $  14,884,813
Issuance of treasury
   stock to directors                                               18,378       24,889                         24,889

Net loss                                                                                        (96,599)       (96,599)

Balance, January 31,
   1999                    9,387,279  $   93,873  $  16,025,620   (111,583) $  (151,118) $   (1,155,272) $  14,813,103
                         ----------------------------------------------------------------------------------------------



                      The accompanying  notes are an integral part
                       of these consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 5
--------------------------------------------------------------------------------


1.     Unaudited consolidated financial statements

              The consolidated balance sheet as of January 31, 1999, the consolidated statement of operations for the three-month periods ended January 31, 1998 and 1999, the consolidated statement of cash flows for the three-month periods ended January 31, 1998 and 1999 and the consolidated statement of shareholders' equity for the three-month period ended January 31, 1999 have been prepared by Agri-Nutrition Group Limited (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended January 31, 1998 and 1999 have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. The results of operations for the periods ended January 31, 1998 and 1999, respectively, are not necessarily indicative of the operating results for the full year.


2.     Organization

              See Note 10 regarding the Company's merger with Virbac, Inc. ("Virbac"), which was consummated on March 5, 1999 (the "Merger").

              Agri-Nutrition   Group  Limited,  a  Delaware   corporation,   was
       organized on July 20, 1993, to acquire and operate businesses in the domestic and international food, agriculture and pet industries. In September 1993, through its wholly owned subsidiary, PM Resources, Inc. ("Resources"), the Company acquired certain assets and assumed certain liabilities of the Health Industries Business (the "Business") of Purina Mills, Inc. ("Purina"). See Notes 13 and 16 to the Company's Consolidated Financial Statements included in the Company's 1998 Form 10-K as filed with the SEC for the year ended October 31, 1998 ("1998 Form 10-K") for further discussion of related matters involving Purina. Resources commenced operations on September 9, 1993, the effective date of the acquisition of the Business. Resources formulates, manufactures and distributes feed additives, medicated treatments, anthelmetics, nutritional supplements, cleaners and disinfectants, pest control products, home, lawn and garden products, and specialty compounds.

              Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"). The Company also purchased substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON") effective August 31, 1995. In September 1997, the Company acquired Mardel Laboratories, Inc. ("Mardel"). Zema, St. JON and Mardel formulate, package, market and distribute pet health care, veterinary and grooming products domestically and abroad.

              See Note 2 to the Company's Consolidated Financial Statements included in the 1998 Form 10-K for additional information related to the acquisitions of Zema, St. JON and Mardel, including information regarding the additional purchase price which must be paid to the former owner of Zema if Zema achieves certain financial goals. In addition, see Note 3 to the Company's Consolidated Financial Statements included in the 1998 Form 10-K for information about the Company's acquisition of the worldwide patents, active ingredient inventory, registrations and rights to Bromethalin(R) (the

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 6
--------------------------------------------------------------------------------


       "Bromethalin Assets"), a highly effective and proprietary rodenticide serving agricultural and Pest Control Operator ("PCO") markets. As described in Note 16 to the Company's consolidated financial statements included in the 1998 Form 10-K, the Company and Purina have agreed to waive the provision regarding additional consideration to be paid based on shipments of Bromethalin(R) to Purina over a five-year period.


3.     Summary of significant accounting policies

              The accounting  policies  followed by the Company are set forth in
       Note 5 to the Consolidated Financial Statements included in the 1998 Form 10-K. The financial statements included herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in such report.


4.     Inventories

              Inventories consist of the following:

                                                                              October 31,          January 31,
                                                                                 1998                 1999
              Raw materials                                                $      4,679,508    $       4,634,134
              Work-in-process                                                       301,354              357,016
              Finished goods                                                      2,562,608            3,530,073
                                                                           ----------------    -----------------

                                                                                  7,543,470            8,521,223
              Less:  reserve for excess and obsolete inventories                   (393,428)            (741,879)
                                                                           ----------------    -----------------

                                                                           $      7,150,042    $       7,779,344
                                                                           ================    =================



5.     Financing

              The Company has revolving credit facilities which aggregated $9.55 million at January 31, 1999. On February 1, 1999 the Company amended its existing credit line extending the maturity date of a $500,000 loan reduction that was to occur on January 31, 1999 to March 31, 1999. The facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $5.05 million revolving credit line with available amounts being reduced $150,000 per quarter with the next such reduction on February 28, 1999. On March 5, 1999, in conjunction with the Merger, as discussed in Note 10, the Company again amended its credit facilities with its bank, decreasing the amount of borrowing to $7.0 million, revising its debt covenants to accommodate the merged entity, establishing an interest rate at the bank's prime rate of interest and accelerating the facilities' maturities to July 31, 2000. Also in conjunction with the Merger, the Company became a party to Virbac credit facilities aggregating $6.8 million, unsecured, but guaranteed by the Company's majority owner, Virbac, S.A. ("VBSA"). See Note 10 and the Company's

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 7
--------------------------------------------------------------------------------


       Proxy Statement for its 1999 Annual Meeting of Stockholders, as filed with the SEC, for a discussion of Virbac's business and its related financing agreements ("1999 Proxy").

              At January 31, 1999, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements, as amended. Approximately $0.3 million was available under these facilities at January 31, 1999.


6.     Common stock transactions

              During the three months ended January 31, 1999, the Company issued 18,378 shares held in Treasury, primarily to the Chairman of the Company, in conjunction with amounts due under the Company's compensation plan for officers and directors. As a condition of the merger agreement with Virbac (see Note 10), the Company has suspended its stock repurchase program and sold its remaining shares held in Treasury to a third party at fair value in February 1999 in a transaction that was exempt from registration under the Securities Act of 1933.


7.     Related party transactions

              See Note 12 to the Company's Consolidated Financial Statements in the 1998 Form 10-K for a discussion regarding related party transactions. Also see Notes 5 and 6 above.


8.     Employee benefit plans

              During the three months ended January 31, 1999, no shares, nor options to purchase shares, of the Company's common stock were granted to employees in connection with the Company's 1996 Incentive Stock Plan, 1995 Incentive Stock Plan or the Company's 1994 Incentive Stock Plan. See
       Note 11 to the Company's financial statements in the 1998 Form 10-K for a discussion of the Company's incentive stock plans.


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

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 8
--------------------------------------------------------------------------------


10. Merger Agreement with Virbac, Inc.

              On March 5, 1999,  the Company  consummated  a  definitive  merger agreement with Virbac, a U.S. subsidiary of the French veterinary pharmaceutical manufacturer VBSA pursuant to which VBSA now holds approximately 60% of the outstanding stock of the combined companies. The transaction will be accounted for as an acquisition of the Company by Virbac pursuant to the purchase method of accounting. Interest income and other during the first quarter of 1999 includes approximately $60,000 of expenses relative to legal, accounting and other costs related to the transaction with Virbac. See the 1999 Proxy for a detailed description of the Merger, the cash infusion from VBSA to Virbac, immediately prior to the consummation of the Merger, of approximately $15.7 million, the subsequent tender offer to be commenced by the Company for 1,000,000 shares of the Company's common stock at $3.00 per share, a description of the assets and liabilities obtained by the Company in connection with the Merger and the pro forma results of the Company.

              As a result of the Merger, the Company will adopt the December 31 fiscal year end of Virbac. Commencing with the quarter ending March 31, 1999, periodic reports will be filed with the SEC based on Virbac's fiscal year end. The financial statements filed for post-Merger periods will depict the acquisition of the Company by Virbac, and will include financial statements of Virbac for pre-Merger comparable periods.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 9
--------------------------------------------------------------------------------


Overview

         Organized in 1993, the Company manufactures and distributes animal health and pet care products. In September 1993, the Company, through its PM Resources, Inc. subsidiary ("Resources"), acquired the Health Industries Business of Purina Mills, Inc. which formulates, manufacturers and distributes animal health products and to a lesser extent, home, lawn and garden, and other products. In July 1994, the Company completed its initial public offering of Common Stock ("IPO"), the net proceeds of which were approximately $12.1 million. Effective March 31, 1995, the Company purchased substantially all of the net assets and business of Zema Corporation ("Zema"), a formulator, manufacturer and supplier of health care and grooming products to the pet industry. Effective August 31, 1995, the Company purchased substantially all of the net assets and business of St. JON Laboratories, Inc. ("St. JON"), a developer, manufacturer and marketer of oral hygiene, dermatological and gastrointestinal products for dogs and cats. In September 1997, the Company purchased substantially all of the net assets and business of Mardel Laboratories, Inc. ("Mardel"). Mardel is a developer, manufacturer and marketer of high quality care products to the pet industry with expertise extending to fresh water and marine fish, birds, dogs, cats, small animals and pond accessories. On March 5, 1999, the Company consummated a definitive merger agreement (the "Merger Agreement") with Virbac, Inc. ("Virbac"), a U.S. subsidiary of the French veterinary pharmaceutical manufacturer Virbac S.A. ("VBSA"), whereby Virbac was merged with and into the Company (the "Merger") and VBSA was issued approximately 60% of the outstanding stock of the combined companies. Virbac is one of the leading manufacturers of dermatological products for companion animals.

         The Company's results of operations presented and discussed herein do not include the results of Virbac's operations, since the effective date of the Merger is subsequent to the period reported on herein. Because VBSA, the former parent of Virbac, received 60% of the voting equity of the Company, Virbac will be considered the acquiror for financial statement purposes. Accordingly, the Merger will be accounted for as a reverse purchase of the Company by Virbac using the purchase method. As a result of the Merger, the Company will adopt the December 31 fiscal year end of Virbac. Commencing with the quarter ending March 31, 1999, periodic reports will be filed with the SEC based on Virbac's fiscal year end. The financial statements filed for post-Merger periods will depict the acquisition of the Company by Virbac, and will include financial statements of Virbac for pre-Merger comparable periods.

         In the fourth quarter of 1997, the Company formed the Pet Health Care Division, which is comprised of St. JON, St. JON VRx, Zema and Mardel. The integration of these companies is expected to produce certain operating synergies, creating a platform for continued expansion. The benefits from such integration started to impact the Company's operating results in the third quarter of fiscal 1998. During the first six months of fiscal 1998 production shifted from Zema's Raleigh facility to the Company's other manufacturing locations. The distribution functions within the Pet Health Care Division were consolidated by the end of the fourth quarter of fiscal 1998. During August 1998, the Raleigh facility was effectively shut down and the lease related to this facility was terminated in March 1999. The shut down and lease termination related to this facility has not had, and is not anticipated to have in the future, a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows. Consolidation of the sales and administration functions of the Pet Health Care Division was completed during the third quarter of fiscal 1998. The Company has incurred certain incremental costs associated with the integration, but such costs, in the aggregate, have not been nor are expected to be material to the Company's consolidated results of operations. The Company will continue to pursue selective complementary acquisitions, alignments and/or licenses in support of its core businesses.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 10
--------------------------------------------------------------------------------



Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1999

                                                        1998                                   1999
Net sales...................................  $  7,636         100.0%               $   7,741          100.0%

Cost of sales...............................     5,687          74.5                    5,499           71.0

Gross profit................................     1,949          25.5                    2,242           29.0

Selling, general and
  administrative expense....................     2,089          27.3                    2,102           27.2

Research and development....................        46            .6                       47             .6

Operating (loss) income ....................      (186)       (2.4)                        94            1.2


         Total net sales increased 1.5% from $7.6 million in fiscal 1998 to $7.7 million for 1999. This increase reflects a 10% increase in net sales of the Pet Health Care Division due primarily to the pet oral hygiene product category and continued strength in the broad products offered by the consolidated Pet Health Care Division. The increase was partially offset by a 13% decline in sales of PM Resources' contract manufacturing/private label business, reflecting continued weakness in the agriculture portion of its business.

         Gross profit increased from $1.9 million in 1998 (25.5% of net sales) to $2.2 million in 1999 (29.0% of net sales), primarily due to changes in the Company's sales mix, which consisted of an increased proportion of sales of the Pet Health Care Division, and which generally has higher margins as compared to sales of the Company's private label/contract manufacturing business. The higher margins also reflect an increase in margins of the Pet Health Care Division of four percentage points due to lower indirect costs resulting from the fiscal 1998 consolidation of the operating companies with the Pet Health Care Division, as described above, and changes in product mix. PM Resources' margins also improved due primarily to changes in both product mix and customer mix. In February 1999, the production workers at PM Resources, which are represented by the International Longshoremen's Association (the ILA), initiated a strike at PM Resources principal facility. The Company continues to negotiate in good faith with the ILA and hopes to reach a prompt resolution with the ILA. Management does not anticipate that the labor situation at PM Resources, nor the resolution thereof, will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

         Selling, general and administrative expenses remained relatively the same at $2.1 million in 1998 and 1999. The anticipated increase in expenses due to the 10% sales increase in the Pet Health Care Division were partially offset by the cost savings realized by the consolidation of marketing and overhead functions in 1998.

         The factors discussed above resulted in an operating income of approximately $0.1 million during the three months ended January 31, 1999, compared to operating loss of approximately $0.2 million for the three months ended January 31, 1998.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 11
--------------------------------------------------------------------------------


         Interest expense was approximately $0.18 million in 1998 and $0.19 million in 1999, reflecting increased debt balances that resulted from the Company's investment in working capital.

         During the first quarter of fiscal 1999, the Company incurred approximately $60,000 of expenses related to the Merger. Such amounts were included in interest income and other on the Company's Consolidated Statement of Operations.

         The effective income tax rate of the Company was 38.5% for 1998 and 1999. The aggregate amount of the deferred tax asset valuation allowance at January 31, 1999 was approximately $0.1 million. This valuation allowance reflects management's view of the portion of deferred tax assets for which it is more likely than not that tax benefits will not be realized. The primary factor affecting management's view in this regard are the Company's losses for operations in certain prior years.

Liquidity and Capital Resources

     The Company's existing capital requirements are primarily to fund equipment purchases and working capital needs. During April 1995, the Company completed the acquisition of Zema, which required utilization of approximately $3.2 million of net proceeds from its July 1994 IPO for the acquisition and related expenses in 1995 and an additional payment of $300,000 plus interest, which was paid in April 1998. In August 1995, the Company acquired the net assets of St. JON, which required approximately $3.5 million of cash, the assumption of certain liabilities aggregating approximately $1.5 million which were paid within four months of closing, and an additional $2.0 million plus interest to be paid in annual installments over six years commencing March 31, 1997. During fiscal 1997, the Company utilized approximately $1.0 million of cash for payment of this obligation and related accrued interest, and in May 1998, paid approximately $1.1 million, the remaining amounts outstanding under this note in conjunction with the refinancing of its debt as discussed below. Effective May 1996, the Company acquired the worldwide patents and other assets and rights to Bromethalin(R), which required payments of $1.0 million including related expenses at closing. As described in Note 16 to the Company's consolidated financial statements included in the 1998 Form 10-K, the Company and Purina have agreed to waive the provision regarding additional consideration to be paid based on shipments of Bromethalin(R) to Purina over a five-year period. In September 1997, the Company acquired Mardel for cash of approximately $1.1 million and stock valued at approximately $1.1 million. As additional consideration for the acquisition of Mardel, the Company also issued a note payable of $300,000 to the former owners of the acquired company to be paid in cash and stock over a period of three years. With the acquisition of Mardel, the Company utilized its remaining proceeds from the IPO.

         During the three months ended January 31, 1998, cash used by operations approximated $1.7 million, which was primarily related to funding seasonal working capital requirements. Minor amounts of cash were provided by operations during the three months ended January 31, 1999, as most of the seasonal working capital requirements were funded by increases in accounts payable during the period.

         The Company has revolving credit facilities which aggregated $9.55 million at January 31, 1999. On February 1, 1999 the Company amended its existing credit line extending the maturity date of a $500,000 loan reduction that was to occur on January 31, 1999 to March 31, 1999. The facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $5.05 million revolving credit line with available amounts being reduced $150,000 per quarter with the next such reduction on February 28, 1999. On March 5, 1999, in conjunction with the Merger, as discussed in Note 10, the Company again amended its credit facilities with its bank, decreasing the amount of borrowing to $7.0 million, revising its debt

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------


covenants to accommodate the merged entity, establishing an interest rate at the bank's prime rate of interest and accelerating the facilities' maturities to July 31, 2000. Also in conjunction with the Merger, the Company became a party to Virbac's credit facilities aggregating $6.8 million, unsecured, but guaranteed by the Company's majority owner, VBSA. See Note 10 and the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, as filed with the SEC ("1999 Proxy"), for a discussion of Virbac's business and its related financing agreements.

         At January 31, 1999, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements, as amended. Approximately $0.3 million was available under these facilities at January 31, 1999.

         The Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. During the three months ended January 31, 199, approximately 18,000 shares of treasury stock were issued to a director of the Company in conjunction with the Company's compensation program for outside directors. No shares were repurchased under this program during this period. As of January 31, 1999, 111,583 shares had been repurchased under this program at an aggregate cost of $151,118. As a condition of the Merger Agreement with Virbac, the Company has suspended its stock repurchase program and sold its remaining shares held in Treasury to a third party at fair value in February 1999 in a transaction that was exempt from the registration requirements of the Securities Act of 1933.

         Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities. In conjunction with the Merger Agreement in March 1999, the combined company received a cash infusion of approximately $15.7 million from VBSA (the "Cash Infusion"). See the 1999 Proxy for a detailed description of the Merger, the Cash Infusion, the subsequent tender offer to be commenced by the Company for 1,000,000 shares of the Company's common stock at $3.00 per share, a description of the assets and liabilities obtained by the Company in connection with the Merger and the pro forma results of the Company.

         The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the three months ended January 31, 1999 were approximately $0.1 million. Future capital expenditures for the Company's operating subsidiaries are not expected to significantly exceed historical amounts, which in prior periods approximated current depreciation expense.

         In January 1999, the Company acquired certain assets, primarily inventories, related to Purina Mill's animal health products business. The amount paid for such inventory aggregated $400,000, less future amounts that would have been due to Purina Mills related to the acquisition of Bromethalin assets. Purina's "additional consideration" due for the five-year period subsequent to the acquisition of Bromethalin(R) was waived in conjunction with this purchase of inventories, as described in Note 16 to the Company's consolidated financial statements included in the 1998 Form 10-K. Prior to the inventory acquisition, the Company manufactured and supplied products to Purina Mills for this business. The Company will now supply animal health products directly to Purina's dealers. Management does not anticipate any material adverse impact on its financial position, cash flows or results of operations as a result of this change in customer relationships.

Quarterly Effects and Seasonality

         Seasonal patterns of Resources' operations are highly dependent on weather, feeding economics and the timing of customer orders. The results of operations of the Pet Health Care Division historically

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------


have been seasonal with a relatively lower volume of its sales and earnings being generated during AGNU's first fiscal quarter. In addition, consolidation of certain functions within the Pet Health Care Division during fiscal 1998 will impact the comparative results of the Company between quarters and in future periods.

New Accounting Standards

See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Form 10-K.

Year 2000 Compliance

See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Form 10-K.

Euro Conversion Issues

See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Form 10-K.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Part II - Other Information
Page 14
--------------------------------------------------------------------------------

Item 4.    Submission of Matter to a Vote of Security Holders.

     On March 1, 1999, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted to (i) (a) approve the merger agreement between the Company, Virbac S.A. ("VBSA"), a French Corporation, Interlab S.A.S. ("Interlab"), a French Corporation and wholly owned subsidiary of VBSA and Virbac, Inc. ("Virbac"), a subsidiary of Interlab and the transactions contemplated by said merger agreement (see 1999 Proxy), and (b) an amendment of the Company's Certificate of Incorporation to, among other things, change the Company's name to Virbac Corporation and increase its authorized common stock from 20 million shares to 38 million shares; and (ii) elect W. M. Jones, Jr. and Robert E Hormann as Class 1 Directors. However, upon consummation of the merger of Virbac and the Company on March 5, 1999, Messrs. Jones and Hormann, together with Robert Schlutz, a Class 2 Director, resigned from the Board of Directors and the remaining Directors appointed three persons designated by VBSA to fill their positions. The following table summarizes the voting:


                                                 For               Against/Withheld              Abstentions/Nonvotes
  Merger Agreement                                5,951,138                 51,200                       3,384,941
  W. M. Jones, Jr.                                8,087,821                390,955                         908,503
  Robert E. Hormann                               8,426,509                 52,267                         908,503

  Item 6.  Exhibits and Reports on Form 8-K.

  a.   Exhibits.

        10.19 Third amendment to amended and restated revolving credit agreement by and between PM Resources, Inc., Agri-Nutrition Group Limited, St. JON Laboratories, Inc. and First Bank, dated February 1, 1999.

  b. Reports of Form 8-K.

       1. On November 17, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 2 thereof, the Agreement and Plan of Merger with Virbac S.A., a French corporation, and Virbac, Inc., a Delaware corporation ("Virbac"), pursuant to which Virbac will be merged with and into the Company with the Company being the surviving corporation.
  Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)



   /s/ Robert J. Elfanbaum

-----------------------------------------------------


  Robert J. Elfanbaum
  Vice President and Chief Financial Officer
  March 17, 1999