Form 10-Q
period 1999-03-31
VIRBAC CORP
filed 1999-05-17
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999

Commission File Number: 0-24312



                               VIRBAC CORPORATION
                     (formerly Agri-Nutrition Group Limited)


State of Incorporation:  Delaware                I.R.S. Employer I.D. 43-1648680

                             3200 Meacham Boulevard
                               Ft. Worth, TX 76137
                                 (817) 831-5030




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             Yes           X                  No



The number of shares of common stock outstanding at May 14, 1999 is 20,975,747 shares.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


Index
--------------------------------------------------------------------------------




                                                                       Page


Financial information

Financial Statements

     Consolidated Balance Sheet -
      December 31, 1998 and
      March 31, 1999 (unaudited)                                         1

     Consolidated Statement of Operations -
      three months ended March 31, 1998
      and 1999 (unaudited)                                               2

     Consolidated Statement of Cash Flows -
      three months ended March  31, 1998
      and 1999 (unaudited)                                               3

     Consolidated Statement of Shareholders' Equity -
      three months ended March 31, 1999
      (unaudited)                                                        5

     Notes to Consolidated Financial Statements                          6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                    11


Other information

Item 6.    Exhibits and Reports on Form 8-K                             16

Signature                                                               16

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Consolidated Balance Sheet
Page 1
--------------------------------------------------------------------------------


                                                                             December 31,           March 31,
                                                                                 1998                 1999
                                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $        412,378    $             --
   Accounts receivable                                                            1,230,361            7,279,905
   Accounts receivable - Parent                                                      91,212                6,153
   Inventories                                                                    3,355,504           11,323,520
   Prepaid expenses and other assets                                                845,840              763,868
                                                                           ----------------    -----------------
                                                                                  5,935,295           19,373,446

Property, plant and equipment, net                                                4,904,520           13,180,781
Goodwill                                                                          1,464,058            6,798,663
Other assets                                                                        376,778            1,011,105
                                                                           ----------------    -----------------
   Total Assets                                                            $     12,680,651    $      40,363,995
                                                                           ================    =================

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes
    payable (see Note 4)                                                  $       3,200,000    $         868,403
   Advance from Parent (see Note 1)                                               2,000,000                  --
   Accounts payable
      Trade                                                                         503,724            3,691,598
      Parent                                                                        262,487              998,888
   Accrued expenses                                                                 823,740            1,960,767
                                                                           ----------------    -----------------
                                                                                  6,789,951            7,519,656

Long-term debt and notes payable (see Note 4)                                     4,000,000            3,449,144

Commitments and contingencies (see Note 6)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares
      authorized; 12,580,918 and 21,975,747 issued
      and outstanding, respectively) (see Note 5)                                   125,809              219,757
   Additional paid-in capital (see Note 5)                                        8,284,453           35,682,986
   Accumulated deficit                                                           (6,519,562)          (6,507,548)
                                                                           ----------------    -----------------
                                                                                  1,890,700           29,395,195
                                                                           ----------------    -----------------

   Total Liabilities and Shareholders' Equity                              $     12,680,651    $      40,363,995
                                                                           ================    =================

                   The accompanying notes are an integral part
              of these unaudited consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Consolidated Statement of Operations (unaudited)
Page 2
--------------------------------------------------------------------------------



                                                                                   For the three months
                                                                                      ended March 31,
                                                                                 1998                 1999

Net revenues                                                               $    4,342,266       $   7,719,983
Cost of goods sold                                                              1,621,887           3,829,869
                                                                           --------------       -------------

Gross profit                                                                    2,720,379           3,890,114
                                                                           --------------       -------------
Operating expenses:
   Selling, general and administrative                                          2,389,638           3,103,998
   Research and development                                                       267,525             215,503
   Warehouse and distribution                                                     322,842             453,740

Income (loss) from operations                                                    (259,626)            116,873
Interest expense                                                                 (141,195)           (116,644)
Other income (expense)                                                             46,950              11,785
                                                                           --------------       -------------
Income (loss) before income tax benefit                                          (353,871)             12,014
Income tax expense (benefit)                                                           --                  --
                                                                           --------------       -------------
Net income (loss)                                                          $     (353,871)      $      12,014
                                                                           ==============       =============

Basic income (loss) per share                                              $         (.03)      $          --
                                                                           ==============       =============

Diluted income (loss) per share                                            $         (.03)      $          --
                                                                           ==============       =============

Basic shares outstanding                                                       12,580,918          15,295,064
                                                                           ==============       =============

Diluted shares outstanding                                                     12,580,918          15,295,064
                                                                           ==============       =============


                   The accompanying notes are an integral part
              of these unaudited consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Consolidated Statement of Cash Flows (unaudited)
Page 3
--------------------------------------------------------------------------------


                                                                                   For the three months
                                                                                      ended March 31,
                                                                                 1998                 1999
Operating activities
Net income (loss) from continuing operations                               $       (353,871)   $          12,014
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:-
   Depreciation and amortization                                                    179,382              238,858
   Changes in operating assets and liabilities, net of the
    effect of purchasing Agri-Nutrition Group Limited:
      Increase in accounts receivable                                            (2,062,888)          (1,625,782)
      (Increase) decrease in inventories                                            390,852              (97,416)
      (Increase) decrease in prepaid expenses and other                             (30,045)             363,982
      Increase (decrease) in accounts payable                                      (245,340)             355,689
      Increase in accrued expense                                                   191,728               30,014
                                                                           ----------------    -----------------

Net cash used in operating activities                                            (1,930,182)            (722,641)
                                                                           ----------------    -----------------

Investing activities
Purchase of property, plant and equipment                                           (20,169)             (31,329)
Payments related to the purchase of Agri-Nutrition
 Group Limited (see Notes 1 and 2)                                                      --              (643,979)
                                                                           ----------------    -----------------
Net cash used in investing activities                                               (20,169)            (675,308)
                                                                           ----------------    -----------------

Financing activities
Proceeds from (repayment of) long-term debt and
 notes payable, net                                                               1,450,000          (12,772,811)
Advances from Parent                                                                550,000
Cash infusion by Parent in connection with the
 Merger (see Notes 1 and 2)                                                             --            13,749,889
Issuance of common stock to directors                                                   --                 8,493
                                                                           ----------------    -----------------

Net cash provided by financing activities                                         2,000,000              985,571
                                                                           ----------------    -----------------

Increase (decrease) in cash and cash equivalents                                     49,649             (412,378)
Cash and cash equivalents, beginning of period                                       84,047              412,378
                                                                           ----------------    -----------------
Cash and cash equivalents, end of period                                   $        133,696    $             --
                                                                           ================    =================


                   The accompanying notes are an integral part
              of these unaudited consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Page 4
--------------------------------------------------------------------------------


Supplemental disclosure of non-cash investing and financing activities: On March 5, 1999, Agri-Nutrition Group Limited ("AGNU") consummated a merger with Virbac S.A., a French corporation ("VBSA"), Interlab S.A.S., a French corporation and wholly owned subsidiary of VBSA ("VBSA Sub"), and Virbac, Inc., a Delaware corporation and subsidiary of VBSA Sub ("Virbac"), pursuant to which (i) Virbac received a cash infusion of approximately $13.7 million from VBSA through VBSA Sub, plus contribution of $2 million of debt to Virbac, Inc. equity, (ii) AGNU issued 12,580,918 shares of its Common Stock (the "Merger Shares") to VBSA Sub, and (iii) Virbac was merged (the "Merger") with and into AGNU, with AGNU being the surviving entity and VBSA its controlling stockholder (see Note 1). Because VBSA, the former parent of Virbac, received 60% of the voting equity of the Company, Virbac is considered to be the acquiror for financial statement purposes. Therefore, the Merger has been accounted for as a purchase of AGNU by Virbac. See Notes 1 and 2 for further discussion.



                   The accompanying notes are an integral part
              of these unaudited consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-nutrition Group Limited)

Consolidated Statement of Shareholders' Equity (unaudited)
Page 5
--------------------------------------------------------------------------------




                                      Common Stock
                              Number                            Additional
                                of                Par             Paid in          Accumulated
                              Shares             Value            Capital            Deficit              Total
Balance, December 31,
   1998 (see Note 5)          12,580,918    $   125,809       $   8,284,453       $  (6,519,562)     $    1,890,700

Cash infusion by Parent
   in connection with the
   Merger (see Notes 1 and 2)                                    13,749,889                              13,749,889

Contribution of Parent's
   debt to equity in connec-
   tion with the Merger
   (see Notes 1 and 2)                                                            2,000,000               2,000,000

Merger with Agri-Nutrition
   Group Limited (see
   Notes 1 and 2)              9,387,279         93,873          11,640,226                              11,734,099

Issuance of shares to
   directors                       7,550             75               8,418                                   8,493

Net income                                                                               12,014              12,014

Balance, March 31,
   1999                       21,975,747    $   219,757       $  35,682,986       $  (6,507,548)     $   29,395,195




                   The accompanying notes are an integral part
              of these unaudited consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 6
--------------------------------------------------------------------------------


1.       Nature of Operations and Basis of Presentation

                  Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, dental and parasiticide products for pets and other companion animals. The Company's operations are conducted by several subsidiaries operating in Fort Worth, Texas; St. Louis, Missouri; Los Angeles, California; Chicago, Illinois; and Yeovil, United Kingdom.

                  The  Company  is the  result of the  March 5,  1999  merger of
         Virbac, S.A. a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. Pursuant to the merger agreement dated October 16, 1998 (the "Merger Agreement"), the merger was completed by the following series of transactions: (i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2 million in intercompany debt recapitalized as equity;
         (ii) AGNU issued 12,580,918 shares of AGNU stock to VBSA; and (iii) Virbac Inc. merged with AGNU with AGNU being the surviving entity with VBSA its majority stockholder (the "Merger"). The name of the surviving entity was then changed to Virbac Corporation.

                  For financial statement reporting purposes, the Merger is considered a purchase of AGNU by Virbac, Inc. Accordingly, the accompanying unaudited consolidated financial statements are the historical financial statements of Virbac, Inc., which reflect its acquisition of AGNU as of March 5, 1999. See Note 2.

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the three month periods ending March 31, 1998 and 1999. The accompanying consolidated statements of operations reflect the historic operations of Virbac, Inc. and include the operations of AGNU for the month of March 1999, since the date of the Merger. The results of operations for the three months ending March 31, 1998 and 1999 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Virbac, Inc. and AGNU consolidated financial statements and notes related thereto, included in the Proxy Statement of Agri-Nutrition Group Limited for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 10, 1999 ("the Proxy Statement").


2.       The Merger

                  As discussed in Note 1, the Company is the combination of Virbac, Inc. and AGNU, the merger of which has been accounted for as a purchase of AGNU by Virbac, Inc. The purchase price of $13.0 million assigned to the transaction is the market value of the outstanding common shares of AGNU at the time of the merger announcement (9,387,279 shares of AGNU at $1.25 per share, or $11.7 million) plus the direct acquisition cost incurred by Virbac Inc. The purchase price has been allocated to the aquired assets and liabilities as follows ($000's):

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 7
--------------------------------------------------------------------------------



                  Working Capital                              $         (1,445)
                  Fixed Assets                                            8,812
                  Identifiable Intangible Assets                            223
                  Goodwill                                                5,371
                                                                ---------------
                                                                         12,961
                                                                ===============
                  Goodwill is being amortized over 20 years.

                  The results of the operations of AGNU have been included in the Company's consolidated financial statements only since the date of the Merger, March 5, 1999. The following table reflects the pro forma sales, net income, and net income per share as if the merger had occurred at the beginning of each period:

                              Pro Forma Information
                  ($000's, except share and per share amounts)

                                                                                   For the Three Months Ended
                                                                                         March 31,
                                                                                 1998                 1999
                  Net sales                                                $         13,043    $          12,908
                  Net loss                                                 $           (453)   $            (118)
                  Loss per share                                           $           (.02)   $            (.01)
                  Weighted average shares outstanding                            21,885,198           21,968,952



                  Also pursuant to the Merger Agreement, in April 1999 the Company commenced a public tender offer to purchase 1,000,000 shares of Virbac (formerly AGNU) outstanding Common Stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA as part of the merger were excluded from this tender offer. Following the
         Mandatory Tender Offer, VBSA controls approximately 60% of the outstanding Common Stock of the Company. In addition, if, during the period ending on the second anniversary of the Merger, the closing sale price of the Company's Common Stock has not reached $3.00 per share for 40 consecutive trading days, the Company will conduct another public tender offer (the "Contingent Tender Offer") to purchase up to 1,395,000 of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share.

                  The Company has filed a current report on Form 8-K which includes the historical audited financial statements of Virbac for the years ended December 31, 1996, 1997 and 1998, and the related pro forma financial data for the Merger.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 8
--------------------------------------------------------------------------------


3.       Inventories

                  Inventories consist of the following:

                                                                             December 31,           March 31,
                                                                                 1998                 1999
              Raw materials                                                $        799,848    $       1,866,600
              Packaging                                                             855,305            4,514,841
              Finished goods                                                      1,756,137            5,856,517
                                                                           ----------------    -----------------

                                                                                  3,411,290           12,237,958
              Less:  reserve for excess and obsolete inventories                    (55,786)            (914,438)
                                                                           ----------------    -----------------
                                                                           $      3,355,504    $      11,323,520
                                                                           ================    =================


4.       Financing

                  The Company has revolving credit facilities which aggregated $13.8 million at March 31, 1999. On March 5, 1999, in conjunction with the Merger, the Company entered into similar credit agreements as to those that were in place with Virbac and AGNU prior to the Merger.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 9
--------------------------------------------------------------------------------


         Notes payable as of December 31, 1998 and March 31, 1999, consist of the following:

                                                                                   December 31,      March 31,
                                                                                       1998             1999
                                                                                  --------------  --------------
         Rolling line of credit with a financial institution up to                $    1,000,000  $    1,000,000
          $1,000,000, interest due quarterly at LIBOR +.95% (6.6% at
          March 31, 1999), unsecured and guaranteed by VBSA.

         Note payable to a financial  institution,  amended March 5, 1999,  with interest due quarterly from the date of initial  advance at LIBOR plus
          .95% (6.6%, as of March 31, 1999) due in full on July 1, 1999,
          unsecured and guaranteed by VBSA.                                            2,200,000       1,800,000

         Revolving line of credit with a financial institution up to $4,000,000, with  interest  due  quarterly at LIBOR plus .75% (6.4% as of March 31,
         1999), expires July 6, 2000, unsecured and guaranteed by VBSA.                4,000,000         400,000

         Revolving  credit  facility  with a  financial  institution  up to $7.0
          million  based  upon  specified   percentages  of  qualified  accounts
          receivable and inventory, secured by the assets of AGNU, amended March
          5,  1999,  with  interest  at  prime  (8.0%,  as of March  31,  1999), available amounts being reduced $100,000 per quarter, due in full on
          July 31, 2000                                                                                  524,871

         Notes  payable  due to the former  owners of Mardel  Laboratories  Inc.
         dated September 25, 1997, interest at prime, due in annual installments in 1999 and 2000 of approximately
          $150,000, plus accrued interest, and $51,000 of which is payable in shares of the Company's Common stock, and a final payment of
          approximately $100,000 in 2001                                                                 497,179

         Other financing                                                                                  95,497
                                                                                  --------------  --------------
                                                                                       7,200,000       4,317,547

         Less- Current maturities                                                     (3,200,000)       (868,403)
                                                                                  --------------  --------------

                                                                                  $    4,000,000  $    3,449,144
                                                                                  ==============  ==============

                  The note payable and rolling line of credit with a financial institution will expire in 1999. Management is currently negotiating the extension of such facilities and is confident that these credit arrangements will be renewed, or comparable financing will be obtained for at least another one-year period. Such amounts ($2.8 million in aggregate) are included in long-term debt as management has

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Notes to Consolidated Financial Statements (unaudited)
Page 10
--------------------------------------------------------------------------------


         the intent to refinance these obligations with existing long-term credit facilities if the expiring facilities are not restructured or refinanced prior to their maturity.

                  At March 31, 1999, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements, as amended. Approximately $10 million was available under these facilities at March 31, 1999. Such availability is prior to the April 1999 funding of the Mandatory Tender Offer, which utilized approximately $3 million. See Note 5 below.

5.       Common stock transactions

                  In accounting for the reverse purchase of AGNU by Virbac, as discussed in Notes 1 and 2, the common stock and paid in capital of the Company have been retroactively restated to reflect the Merger's impact on the Company's capitalization. Common stock outstanding at December 31, 1998 reflects the 12,580,718 shares of common stock received by VBSA in connection with the Merger, which is considered to be the pro forma shares that would have been outstanding at that date. On March 5, 1999, in conjunction with the Merger, the Company is considered to have "acquired" AGNU and "issued" the 9,387,279 shares that were outstanding prior to the Merger. Subsequent to March 31, 1999, as required by the Merger agreement, the Company repurchased 1,000,000 shares through a tender offer. Such shares are held in Treasury.

                  During the three months ended March 31, 1999, the Company issued 7,550 unissued shares to the former Chairman of the Company, in conjunction with amounts due under the Company's compensation plan for officers and directors.

6.       Commitments and contingencies

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

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 11
--------------------------------------------------------------------------------


Overview

         On March 5, 1999, Agri-Nutrition Group Limited ("AGNU") consummated a merger with Virbac S.A., a French corporation ("VBSA"), Interlab S.A.S., a French corporation and wholly owned subsidiary of VBSA ("VBSA Sub"), and Virbac, Inc., a Delaware corporation and subsidiary of VBSA Sub ("Virbac"), pursuant to which (i) Virbac received a cash infusion from VBSA through VBSA Sub, (ii) AGNU issued 12,580,918 shares of its Common Stock (the "Merger Shares") to VBSA Sub and Virbac was merged (the "Merger") with and into AGNU, with AGNU being the surviving entity and VBSA its controlling stockholder. In conjunction with the Merger, the Company commenced a tender offer in April 1999 to purchase 1,000,000 shares of its outstanding Common Stock (excluding the Merger Shares) at a price of $3.00 per share (the "Mandatory Tender Offer"). In addition, the Company will, on the second anniversary of the effective date of the Merger and under certain circumstances, commence a second tender offer to purchase 1,395,000 shares of its outstanding Common Stock (excluding the Merger Shares and certain other shares) at a price of $3.00 per share (the "Contingent Tender Offer"). As required by the Merger Agreement, such tender will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share. Pursuant to the terms of the Merger Agreement, and as approved by the stockholders of AGNU, AGNU's certificate of incorporation was amended to, among other things, change the Company's name to Virbac Corporation and increase its authorized shares of Common Stock from 20,000,000 to 38,000,000 shares. Hereinafter, "the Company" refers to Virbac and its acquired business, AGNU.

         Because VBSA, the former parent of Virbac, received 60% of the voting equity of the Company, Virbac is considered to be the acquiror for financial statement purposes. Therefore, the Merger has been accounted for as a reverse purchase of AGNU by Virbac in a transaction accounted for using the purchase method of accounting. Accordingly, the historical financial statements of the Company prior to the merger have been changed to reflect the historical financial statements of Virbac and the Company has adopted Virbac's fiscal year ending December 31. The three month period ended March 31, 1999, included herein, represents three months of operations of Virbac and approximately one month of operations of AGNU. The three month period ended March 31, 1998, included herein, represents the operations of Virbac. The purchase method of accounting prescribes that the acquiring company allocate the cost of an acquired company, including the expenses of the acquisition, to the assets acquired and liabilities assumed as of the date of the acquisition based upon their fair market values. Because the Merger will be accounted for as a reverse acquisition and the stockholder of Virbac, which is treated as the acquiror for accounting purposes, is receiving AGNU Common Stock, the fair market value of the AGNU Common Stock outstanding for a reasonable period of time before and after the announcement of the Merger determines the purchase price for accounting purposes. Based on the above estimate of fair value, the Company reduced AGNU's historical goodwill by approximately $2.4 million as of March 5, 1999. Goodwill is amortized over twenty years.

         The Company has filed a current report on Form 8-K which includes the historical audited financial statements of Virbac for the years ended December 31, 1996, 1997 and 1998, and the related pro forma financial data for the Merger.

         The following table sets forth unaudited pro forma information for the Company as if the Merger had occurred on January 1, 1998 and 1999, respectively. This information does not purport to represent the results of operations as they would have been if Agri-Nutrition Group Limited and Virbac, Inc.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------


constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------


Pro Forma Information

                                                  For the Three Months Ended
                                                           March 31,
                                                     1998             1999

        Net sales                                 $ 13,042,545    $  12,907,839
        Net loss                                  $   (452,654)   $    (118,097)
        Loss per share                            $       (.02)   $        (.01)
        Weighted average shares outstanding         21,885,198       21,968,952


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1999 ($000's)

                                                        1998                                   1999
Net sales...................................$    4,342         100.0%               $   7,720          100.0%

Cost of sales...............................     1,622          37.4                    3,830           49.6

Gross profit................................     2,720          62.6                    3,890           50.4

Selling, general and administrative.........     2,390          55.0                    3,104           40.2

Research and development....................       268           6.2                      215            2.8

Warehouse and distribution..................       323           7.4                      454            5.9

Operating (loss) income ....................      (260)         (6.0)                     117            1.5


         Total net sales increased 78% from $4.3 million in 1998 to $7.7 million in 1999. This increase primarily reflects the addition of AGNU's results subsequent to the effective date of the Merger on March 5, 1999. The increase also reflects increases in sales of pesticides, specifically an increase in sales of Preventic tick collars to ethical distributors.

         Gross profit increased from $2.7 million in 1998 (62.6% of net sales) to $3.9 million in 1999 (50.4% of net sales), primarily due to the addition of AGNU's results subsequent to the effective date of the Merger on March 5, 1999. The increase also reflects the increased sales of pesticides. The lower gross profit as a percent of sales results from the inclusion of AGNU's sales which are historically at lower margins than those of Virbac.

         Selling, general and administrative expenses increased from $2.4 million in 1998 to $3.1 million in 1999. This increase primarily reflects the addition of AGNU's results subsequent to the effective date of the Merger.
However, the increase was partially offset by a 9% decrease in Virbac's expenses. The decrease in expenses as a percent of sales reflects the historically lower percent of selling, general and administrative expenses incurred by AGNU as a percent of sales compared to Virbac.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------


         Research and development expenses decreased from $268,000 in 1998 to $215,000 in 1999. The decrease in expenses as a percent of sales reflects the addition of AGNU's sales and the lack of any significant expenditures for research and development by AGNU.

         Warehouse and distribution expenses increased from $0.3 million in 1998 to $0.5 million in 1999. This increase primarily reflects the addition of AGNU's results subsequent to the effective date of the Merger. However, the increase was partially offset by a 14% decrease in Virbac's expenses.

         The factors discussed above resulted in an operating income of approximately $0.1 million during the three months ended March 31, 1999, compared to operating loss of approximately $0.3 million for the three months ended March 31, 1998.

         Interest expense was approximately $0.14 million in 1998 and $0.12 million in 1999, reflecting decreased net debt balances that resulted from the cash infusion received in conjunction with the Merger. Since the cash infusion occurred in March 1999, there was only a partial impact on the results for the quarter. However, much of the benefit of the cash infusion was offset by AGNU's additional debt assumed in the Merger.

         The Company did not record a benefit for income taxes in 1998. In 1999, the income tax expenses were offset by a reduction in the valuation allowance that management had established in prior years. The aggregate amount of the deferred tax asset valuation allowance at March 31, 1999 was approximately $1.5 million. This valuation allowance reflects management's view of the portion of deferred tax assets for which it is more likely than not that tax benefits will not be realized. The primary factor affecting management's view in this regard are the Company's significant historical and pro forma losses from operations in prior years.

Liquidity and Capital Resources

         The Company's existing capital requirements are primarily to fund equipment purchases, to fund expenses related to the consolidation of certain functions and activities between the operations of Virbac and AGNU, and working capital needs. During March 1999, the Company completed its Merger with Agri-Nutrition Group Limited. In conjunction with the Merger, VBSA invested approximately $13.7 million of cash in the Company, in addition to contribution of a $2 million note as an equity investment. These funds were used to pay down the Company's debt, both that of the former Virbac, Inc., as well as that assumed in the merger with AGNU. Approximately $3.1 million of these funds were also used to repurchase 1,000,000 shares of the Company's Common Stock at $3.00 per share in April 1999, pursuant to the Mandatory Tender Offer required under the Merger Agreement.

         During the three months ended March 31, 1999, cash used by operations approximated $0.7 million, which was primarily related to funding seasonal increases in accounts receivable. This compares to a use of cash by operations of $1.9 million during the three months ended March 31, 1998; a period in which the Company funded seasonal working capital needs, as well as a net loss from continuing operations.

         The Company has revolving credit facilities which aggregated $13.8 million at March 31, 1999. On March 5, 1999 the Company amended its existing credit facilities to accommodate changes in the organizational structure of the Company subsequent to the Merger. Its existing credit facilities with a bank, aggregating $6.8 million, are unsecured, but guaranteed by the Company's majority owner, VBSA. Under

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------


the $1.8 million term loan, which is due in full on July 1, 1999, interest is due quarterly at LIBOR plus 0.95% (6.6% as of March 31, 1999). As of March 31, 1999, $3,600,000 was available under the revolving line of credit, which expires July 6, 2000, and interest is due quarterly at LIBOR plus .75% (6.4% as of March 31, 1999). Under a $1,000,000 line of credit, interest is due quarterly at LIBOR plus 0.95% (6.6% as of March 31, 1999). As of March 31, 1999, $1,000,000 was
outstanding under the line of credit. In addition, the Company entered into a credit agreement with AGNU's bank, with total aggregate credit facilities of $7.0 million. As of March 31, 1999, $6,500,000 was available under the revolving line of credit, which expires July 31, 2000. The facility consists of $4.5 million in revolving credit lines, the available amount being based upon specified percentages of qualified accounts receivable and inventory, and a $2.5 million revolving credit line with available amounts being reduced $100,000 per quarter with the next such reduction on May 31, 1999. The interest rate on such agreement is at the prime rate of interest.

         At March 31, 1999, the Company and its subsidiaries were in compliance with all covenants related to its various financing arrangements, as amended. Approximately $1.0 million was available under these facilities at March 31, 1999. Such availability is prior to the April 1999 funding of the Mandatory Tender Offer, which utilized approximately $3.0 million. In conjunction with the Merger Agreement, the Company will be required to remove the guarantee of VBSA from its financing agreements. The Company is currently in negotiations with its banks to restructure its credit facilities. Management anticipates that the restructuring of such agreements will not have a material effect upon the Company's liquidity, financial position or results of operations.

         Management believes that the Company will generally have sufficient cash to meet the needs of the current operations for the foreseeable future from cash flows from current operations, available funds, and existing financing facilities. In conjunction with the Merger Agreement in March 1999, the combined company received a cash infusion of approximately $15.7 million from VBSA (the "Cash Infusion"). See the Notes 1 and 2 above for a detailed description of the Merger, the Cash Infusion, a description of the assets and liabilities obtained by the Company in connection with the Merger and the pro forma results of the Company.

         The Company has no plans to significantly increase any of its operating subsidiaries' plant facilities capacity. Capital expenditures for the three months ended March 31, 1999 were less than $0.1 million. Future capital expenditures for the Company's operating subsidiaries will include amounts expended in the consolidation of certain operations. Management is currently developing plans for such consolidations and expects to fund capital requirements, if any, from its current operations, available funds, and existing financing facilities

Quarterly Effects and Seasonality

         The Merger with AGNU, as discussed above, and the impact of accounting for the transaction as a reverse purchase of AGNU by Virbac, will result in operating results during 1999 and 2000 that will not be comparable with the respective prior year results of the Company. Trends of sales, gross profits and related expenses will be impacted by the inclusion of AGNU's results subsequent to the Merger in March 1999. See Notes 1 and 2 above for a detailed description of the Merger, the Cash Infusion, a description of the assets and liabilities obtained by the Company in connection with the Merger and the pro forma results of the Company. The results of operations of certain products, including the Company's flea and tick products, have been seasonal with a lower volume of its sales and earnings being generated during the Company's first and fourth fiscal quarters. In addition, consolidation of certain functions within the formerly separate operating companies of Virbac and AGNU during 1999 will impact the comparative results of the Company between quarters and in future periods.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------


New Accounting Standards

         See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Proxy Statement.

Year 2000 Compliance

         See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Proxy Statement, dated February 17, 1999. Subsequent to such statement, the Company has continued to proceed on its Year 2000 compliance program. In addition, the Company is currently in the process of developing a consolidated Year 2000 compliance program for the merged company. During February and March 1999, the Company completed the upgrade of its key accounting and information systems in Harbor City, California to a Year 2000 compliant system.

         The Company has completed a significant part of the assessment and remediation phases of its Year 2000 plan with respect to all key hardware and software systems. The costs of repairs and upgrades to date have not been material to the Company's financial position or results of operations. It is anticipated that all key systems and non-information technology systems will be year 2000 compliant by July of 1999.

         The Company continues to believe that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the year 2000 issues will not pose significant operational problems for the Company. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, its supply chain or from customer product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations. These statements are "Year 2000 Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Euro Conversion Issues

         To date there continues to be no material adverse impact on the Company's operations, financial position or cash flows resulting from the introduction of the Euro. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Proxy Statement for further discussion.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

Part II - Other Information
Page 17
--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

          10.19 Fourth amendment to amended and restated revolving credit agreement by and between PM Resources, Inc., Agri-Nutrition Group Limited, St. JON Laboratories, Inc. and First Bank, dated March 5, 1999.


         10.20 Fourth amendment to credit agreement between Virbac AH, Inc. and Societe Generale, dated March 5, 1999.

b. Reports of Form 8-K.
         1. On March 17, 1999, a Current Report on Form 8-K was filed to report the Merger Agreement with Virbac S.A., a French
                  corporation,   Interlab,  S.A.S.,  a  French  corporation  and
                  wholly-owned subsidiary of Virbac, S.A., Virbac, Inc., a wholly-owned subsidiary of Interlab, S.A.S. ("Virbac") and Agri-Nutrition Group Limited, a Delaware corporation ("AGNU"), pursuant to which Virbac will be merged with and into AGNU with AGNU being the surviving corporation.
Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)



 /s/ Robert J. Elfanbaum

-----------------------------------------------------


Robert J. Elfanbaum
Vice President and Chief Financial Officer
May 17, 1999