Form 10-Q
period 1999-06-30
VIRBAC CORP
filed 1999-08-16
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1999

Commission File Number: 0-24312



                                   VIRBAC CORPORATION
                     (formerly Agri-Nutrition Group Limited)


State of Incorporation:  Delaware                I.R.S. Employer I.D. 43-1648680

                             3200 Meacham Boulevard
                              Fort Worth, TX 76137
                                 (817) 831-5030




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             Yes           X                  No



The number of shares of common stock outstanding at August 12, 1999 is 20,975,747 shares.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

                                      INDEX




                                                                        Page

Financial information

Financial Statements

     Consolidated Balance Sheets -
      June 30, 1999 (unaudited) and December 31, 1998                     3

     Consolidated Statements of Operations -
      three months and six months ended June 30, 1999
      and 1998 (unaudited)                                                4

     Consolidated Statements of Cash Flows -
      six months ended June 30, 1999 and 1998 (unaudited)                 5

     Consolidated Statement of Shareholders' Equity -
       six months ended June 30, 1999 (unaudited)                         7

     Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                     13


Other information

Item 6.    Exhibits and Reports on Form 8-K                              20

Signature                                                                20

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


                             PART I - FINANCIAL STATEMENTS
                              CONSOLIDATED BALANCE SHEETS                 PAGE 3


                                                                           June 30,                 December 31,
                                                                             1999                       1998
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                         $           90,087           $         412,378
   Accounts receivable                                                        7,178,129                   1,230,361
   Accounts receivable - Virbac SA                                               64,759                      91,212
   Inventories                                                               12,800,447                   3,355,504
   Prepaid expenses and other assets                                            708,142                     845,840
                                                                     ------------------           -----------------
                                                                             20,841,564                   5,935,295

Property, plant and equipment, net                                           12,924,657                   4,904,520
Goodwill                                                                      7,265,234                   1,464,058
Other assets                                                                    936,789                     376,778
                                                                     ------------------           -----------------
   Total Assets                                                      $       41,968,244           $      12,680,651
                                                                     ==================           =================

Liabilities and Shareholders' Equity
   Current liabilities:
   Current portion of long-term debt and notes payable               $        1,648,590           $       3,200,000
   Advance from Virbac SA                                                            --                   2,000,000
   Accounts payable
      Trade                                                                   3,217,560                     503,724
      Virbac S.A.                                                               273,411                     262,487
   Accrued expenses                                                           2,576,821                     823,740
                                                                     ------------------           -----------------
                                                                              7,716,382                   6,789,951

Long-term debt and notes payable                                              7,403,295                   4,000,000

Commitments and contingencies (Note 2)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
     21,975,747 and 12,580,918 issued, respectively)                            219,757                     125,809
   Additional paid-in capital                                                35,680,306                   8,284,453
   Treasury stock at cost (1,000,000 shares)                                (3,036,683)                          --
   Accumulated deficit                                                      (6,014,813)                 (6,519,562)
                                                                     ------------------           -----------------
                                                                             26,848,567                   1,890,700
                                                                     ------------------           -----------------
   Total Liabilities and Shareholders' Equity                        $       41,968,244           $      12,680,651
                                                                     ==================           =================


The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)            PAGE 4


                                                       For the three months                  For the six months
                                                          Ended June 30,                       Ended June 30,
                                                     1999               1998               1999              1998
Net revenues                                   $     14,406,197   $      4,653,297   $     22,126,180  $      8,995,563
Cost of goods sold                                    8,529,910          2,311,360         12,359,779         3,933,247
                                               ----------------   ----------------   ----------------  ----------------
Gross profit                                          5,876,287          2,341,937          9,766,401         5,062,316

Operation expenses:
   Selling, general and administrative                4,375,023          2,091,757          7,479,021         4,481,395
   Research and development                             367,365             84,700            582,868           352,225
   Warehouse and distribution                           411,818             88,450            865,558           411,292
                                               ----------------   ----------------   ----------------  ----------------
Income (loss) from operations                           722,081             77,030            838,954          (182,596)
Interest expense                                       (123,884)          (131,470)         (240,528)          (272,665)
Other income (expense)                                 (105,462)           (46,875)          (93,677)                75
                                               ----------------   ----------------   ----------------  ----------------
Income (loss) before income tax                         492,735           (101,315)           504,749          (455,186)
   benefit
Income tax benefit                                           --                  --               --                --
                                               ----------------   ----------------   ----------------  ----------------
Net income (loss)                              $        492,735   $       (101,315)  $        504,749  $       (455,186)
                                               =================  =================  ================  =================
Basic loss per share                           $            0.02  $          (0.01)  $           0.03  $          (0.04)
                                               =================  =================  ================  =================

Diluted loss per share                         $            0.02  $          (0.01)  $           0.03  $          (0.04)
                                               =================  =================  ================  =================

Basic shares outstanding                              21,250,472         12,580,918        18,341,083        12,580,918
                                               =================  =================  ================  ================

Diluted shares outstanding                            21,250,472         12,580,918        18,341,083        12,580,918
                                               =================  =================  ================  ================


The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)           PAGE 5



                                                                                            For Six Months
                                                                                            Ended June 30,
                                                                                       1999                   1998
Operating activities
                                                                                 $      504,749          $     (455,186)
Net income (loss) from operations

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:-
      Depreciation and amortization                                                     722,318                  441,147
      Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                              (2,581,500)             (1,837,127)
      (Increase) in inventories                                                      (1,574,343)               (491,024)
      (Increase) decrease in prepaid expenses and other                                 419,708                 (78,593)
      Increase in accounts payable                                                      155,062                  925,132
      Increase (decrease) in accrued expense                                             65,068                (387,986)

                                                                                 --------------          --------------
Net cash used in operating activities                                                (2,288,938)             (1,883,637)
                                                                                 --------------          --------------
Investing activities
Purchase of property, plant and equipment                                              (144,236)                (56,224)
Other                                                                                    71,627                 (24,193)
Merger with Agri-Nutrition Group Limited (see Note 1)                                  (643,979)                      --
                                                                                 --------------          --------------
Net cash used in investing activities                                                  (716,588)                (80,417)
                                                                                 --------------          --------------
Financing activities
Proceeds from long-term debt and notes payable                                        4,734,338                2,000,000
Repayment of long-term debt and notes payable                                       (12,772,811)                      --
Cash infusion by Parent in connection with the Merger                                13,749,897                       --
(see Note 1)
Repurchase of treasury shares                                                        (3,036,683)                      --
Issuance of common stock to directors                                                     8,494                       --

                                                                                 --------------          --------------
Net cash provided by financing activities                                             2,683,235                2,000,000
                                                                                 --------------          --------------
Increase (decrease) in cash and cash equivalents                                       (322,291)                  35,946
Cash and cash equivalents, beginning of period                                          412,378                   84,047
                                                                                 --------------          --------------
Cash and cash equivalents, end of period                                         $        90,087         $       119,993
                                                                                 ===============         ===============



The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)         PAGE 6


Supplemental disclosure of non-cash investing and financing activities:

         On March 5, 1999, Agri-Nutrition Group Limited ("AGNU") consummated a merger with Virbac, Inc., a Delware corporation and indirect subsidiary of Virbac SA, a French corporation ("VBSA"), pursuant to which (i) Virbac received a cash infusion from VBSA of approximately $13.7 million plus a contribution of $2.0 million of debt to Virbac, Inc.'s equity, (ii) AGNU issued 12,580,918 shares of its Common Stock (the "Merger Shares") to VBSA Sub and (iii) Virbac was merged (the "Merger") with and into AGNU, with AGNU being the surviving entity and VBSA its controlling stockholder (see Note 1). Because VBSA, the parent of Virbac, received 60% of the voting equity of the Company, Virbac is considered to be the acquirer for financial statement purposes. Therefore, the Merger has been accounted for as a reverse purchase of AGNU by Virbac. See notes 1 and 2 for further discussion.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)          PAGE 7


                                  Common Stock                               Treasury Stock
                                                         Additional       Number
                               Number         Par         Paid In        of Shares       Amount        Accumulated        Total
                             of Shares       Value        Capital                                        Deficit
Balance,                      12,580,918  $   125,809  $   8,284,453                                 $   (6,519,562)  $   1,890,700
December 31, 1998

Cash infusion by Parent in
  connection with the                                     13,749,897                                                     13,749,897
  Merger (see Note 1)

Contribution of debt to
  Parent to equity in
  connection with the                                      2,000,000                                                      2,000,000
  Merger (see Note 1)

Merger with
  Agri-Nutrition Group         9,387,279       93,873     11,637,538                                                     11,731,411
  Limited (see Note 1)

Issuance of shares to              7,550           75          8,418                                                          8,493
directors

Purchase of treasury                                                    (1,000,000)   $(3,036,683)                       (3,036,683)
Shares (see Note 2)

Net income                                                                                                  504,749         504,749

Balance,
June 30, 1999                 21,975,747  $   219,757  $  35,680,306    (1,000,000)    $(3,036,683)  $  (6,014,813)   $  26,848,567
                            ============  ===========  =============   ============   =============  ==============   =============



The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION(formerly Agri-Nutrition Group Limited)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             PAGE 8


1.       Nature of Operations and Basis of Presentation


Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, dental and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, and Francodex brand names.

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. Pursuant to the merger agreement dated October 16, 1998 (the "Merger Agreement"), the merger was completed by the following series of transactions:
(i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12,580,918 shares of AGNU stock to VBSA; and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity with VBSA its majority stock holder. The name of the surviving entity was then changed to Virbac Corporation.

         For financial statement reporting purposes, the merger is considered a purchase of AGNU by Virbac, Inc. Accordingly, the accompanying unaudited consolidated financial statements are the historical financial statements of Virbac, Inc., which reflect its acquisition of AGNU as of March 5, 1999. See
Note 2.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for periods ending June 30, 1999 and 1998. The accompanying consolidated statements of operations reflect the historic operations of Virbac, Inc. and include the operations of AGNU since the date of the Merger. The results of operations for the three months and six months ending June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Virbac, Inc. and AGNU consolidated financial statements and notes related thereto, included in the Proxy Statement of Agri-Nutrition Group Limited for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 10, 1999 ("the Proxy Statement").

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)      PAGE 9

2.       The Merger

         As discussed in Note 1, the Company is the combination of Virbac, Inc. and AGNU, the merger of which has been accounted for as a purchase of AGNU by Virbac, Inc. The purchase price of $13.0 million assigned to the transaction is the market value of the outstanding Common Stock shares of AGNU at the time of the merger announcement (9,387,279 shares of AGNU at $1.25 per share, or $11.7 million) plus the direct acquisition cost incurred by Virbac, Inc. The purchase price has been allocated to the acquired assets and liabilities as follows ($000's)


         Working Capital                        $       (1,629)

         Fixed Assets                                    8,413

         Identifiable Intangible Assets                    223

         Goodwill                                        5,952



                                                $     12,961

         Goodwill is being amortized over 20 years.

         The results of the operations of AGNU have been included in the Company's consolidated financial statements only since the date of the merger, March 5, 1999. The following table reflects the pro forma sales, net income, and net income per share as if the merger had occurred at the beginning of each period. Adjustments to net income include a reduction in interest expense to reflect a contribution of $15.7 million from Virbac S.A., which was primarily used to reduce debt:


                             PRO FORMA INFORMATION

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                          1999                        1998
         Net sales                                                 $        27,314,036          $      26,062,699
         Net income (loss)                                         $           374,638          $        (442,349)
         Earnings (loss) per share                                 $              0.02          $           (0.02)
         Weighted average shares outstanding                                21,975,000                 21,268,565

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)      PAGE 10


         Also pursuant to the Merger Agreement in April 1999, the Company commenced a public tender offer to purchase 1,000,000 shares of the Company's outstanding Common Stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA as part of the merger were excluded from this tender offer. Following the Mandatory tender Offer, VBSA controls approximately 60% of the outstanding Common Stock of the Company. In addition, if, during the period ending on the second anniversary of the merger, the closing sale price of the Company's Common Stock has not reached $3.00 per share for 40 consecutive trading days, the Company will conduct another public tender offer to purchase up to 1,395,000 of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share.



3.       Inventories

         Inventories consist of the following:

                                                                             June 30,            December 31,
                                                                               1999                  1998
         Raw materials                                                 $     4,817,489         $      799,848
         Packaging                                                           1,659,231                855,305
         Finished goods                                                      7,242,156              1,756,137

                                                                            13,718,876              3,411,290
         Less:  reserve for excess and obsolete inventories                   (918,429)              (55,786)
                                                                       $     12,800,447        $    3,355,504
                                                                       ================        ==============

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)      PAGE 11


4.       Financing

         The Company has revolving credit facilities that aggregated $13.7 million at June 30, 1999. Notes payable as of June 30, 1999 and December 31, 1998, consist of the following:

                                                                               June 30,             December 31,
                                                                                 1999                   1998
         Revolving line of credit with a financial institution up to
         $1,000,000, interest due quarterly at LIBOR +.95% (5.9% at
         June 30, 1999), expires August 25, 1999, unsecured and
         guaranteed by Virbac, SA.                                           $    1,000,000         $    1,000,000

         Note payable to a financial institution, dated March 5, 1999, with interest due quarterly from the date of initial advance at LIBOR plus .95% (5.9%, as of June 30, 1999), due in full
         on July 1, 1999, unsecured and guaranteed by Virbac, SA.                 1,800,000              2,200,000

         Revolving line of credit with a financial institution up to
         $4,000,000, with interest due quarterly at LIBOR plus .75%
         (5.7% as of June 30, 1999), expires July 6, 2000, guaranteed
         by Virbac, SA.                                                             400,000              4,000,000

         Revolving credit facility with a financial institution up to
         $7 million based upon specified percentages of qualified
         accounts receivable and inventory, secured by the assets of
         AGNU, amended March 5, 1999, with interest at prime (8.0%, as of June 30, 1999), available amounts being reduced $100,000
         per quarter, due in full on July 31, 2001.                               5,354,706                     --

         Notes payable due to the former owners of Mardel Laboratories
         Inc. dated September 25, 1997, interest at prime, due in
         annual installments in 1999 and 2000 of approximately
         $150,000 plus accrued interest, and $51,000 of which is
         payable in shares of the Company's Common stock and a final
         payment of approximately $100,000 in 2001.                                  497,179                    --
                                                                             ---------------        --------------

                                                                                  9,051,885              7,200,000

         Less- Current maturities                                                (1,648,590)            (3,200,000)
                                                                             ---------------        --------------

                                                                             $    7,403,295         $    4,000,000
                                                                             ==============         ==============

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)     PAGE 12


         The note payable of $1.8 million to a financial institution expired in July 1999, but was refinanced under the $4 million revolving line of credit.

         The Company has reached an agreement in principle to replace all of the revolving lines of credit with one credit facility of $10 million. Of the total, $7 million would be subject to a borrowing formula based upon eligible accounts receivable and inventory and would serve as a revolving line of credit. The availability under the remaining $3 million would be reduced by $150,000 per quarter. The interest rate and fees would vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates could vary from prime plus 25 basis points to prime minus 75 basis points. The agreement is expected to be finalized by the end of August 1999.

         At June 30, 1999, the Company was in compliance with all covenants related to its various financing arrangements, as amended.

5.       Stock Options

         During the six months ended June 30, 1999, options to purchase 240,500 shares of the Company's Common Stock were granted to employees. The exercise price of 50,000 of the options was $1.25 per share and was $1.34 per share for the remaining 190,500 options. The exercise prices were determined based upon the fair value of the shares on the dates of grant. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. During the same period, non-qualified options to purchase 558,000 shares of the Company's Common Stock expired.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
         Virbac Corporation ("the Company") manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, and Francodex brand names.

         On March 5, 1999, the Company, formerly named Agri-Nutrition Group Limited, merged with Virbac, Inc., with the Company being the surviving corporation. Virbac SA, the parent of Virbac, Inc., received 60% of the voting equity of the Company; therefore, Virbac, Inc. is considered to be the acquirer for financial statement purposes. Accordingly, the merger has been accounted for as a reverse purchase of Agri-Nutrition Group Limited by Virbac, Inc.

         The Management's Discussion and Analysis that follows contains forward-looking information made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by certain risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. The Company's actual results could differ materially from such forward-looking statements.

Results of Operations

         The actual results of operations for the three and six months ended June 30, 1999 as presented in the Consolidated Statements of Operations (unaudited) include the operations of Virbac, Inc. plus the results of Agri-Nutrition since March 5, 1999. The actual results of operations for the three and six months ended June 1998 as presented in the Consolidated Statements of Operations (unaudited) include only the operations of Virbac, Inc.

         Because Agri-Nutrition operations were significantly larger than Virbac, Inc., substantially all of the increase in each component is due to the acquisition of Agri-Nutrition. For the six months ended June 1999 as compared to June 1998, the acquisition accounts for 92% of the increase in revenue, 90% of the increase in gross profit and almost all of the increase in operating expenses. The impact is even more significant when comparing the three-month periods ending June 30, 1999 and 1998.

         For comparative purposes, management believes that an as adjusted analysis will provide a more meaningful discussion of the results of operations. To that end, the actual results for the periods ending June 30, 1998 have been adjusted to include the results of Agri-Nutrition for the four months from March through June 1998 in order to be comparable with the actual results of 1999. Management believes the amounts and discussion below provide a more meaningful comparison of the Company's results of operations.

        (in thousands of dollars)           For the quarter ended         For the six months ended June 30,
                                                  June 30,
                                           1999              1998              1999              1998
                                                          as adjusted                        as adjusted
      Sales                            $    14,406       $    12,937        $    22,126      $   20,146
      Gross Profit                           5,876             5,243              9,766           8,579
      Gross Profit %                            41%               41%               44%              43%
      Operating Expenses                     5,154             5,181              8,927           8,913
      Interest and other expenses              229               225                334             330
      Net income (loss)                $       493       $      (163)       $       505      $     (664)


MANAGEMENT'S DISCUSSION (continued)                                     PAGE 14

Quarter Ended June 30, 1999 Compared to As Adjusted Quarter Ended June 30, 1998

         The increase in sales for the three months ended June 30, 1999 is primarily volume driven. Positive factors impacting sales were:

Strong volumes of the Company's Preventic tick collar.

The introduction of advanced formula and patent protected Spherulites in the Company's dermatological line, which management believes has led to an increase in market share in the dermatological line.

Increased volumes of bromethalin redenticides under contract manufacturing.

         These positive factors were partially offset by the following negative factors:

     A decrease in sales of the relatively low margin nutraceutical products due to increased competition.

     A disruption to the dental line's marketing efforts caused by the relocation of the line's marketing staff from California to Texas; this relocation is now complete and volumes are expected to recover.

     Increased competition in the over-the-counter (OTC) distribution channel, particularly for insecticides.

     A shift in the Company's focus in the product lines sold through the OTC distribution channel. As the Company integrates the Francodex business of Virbac, Inc. with the St. JON business of Agri-Nutrition, it is focusing on the more profitable products as it eliminates duplication.

     The gross profit percentage is stable at 41%. The consolidated gross margin is a weighted average of the pet care lines sold through the veterinary and OTC distribution channels (49% in 1999 and 49% in 1998) and of the Company's PM Resources (PMR) subsidiary (21% in 1999 and 13% in 1998), whose business is primarily contract manufacturing. In 1999 PMR began providing products to the 3500 dealer Purina Mills distribution network on a direct basis. Gross profit margins on sales to these dealers are higher than the margins realized on PMR's traditional sales from contract manufacturing. Other than the products sold through the Purina dealers, gross profit percentages by product line were generally stable, as selling prices and cost of goods were little changed across product lines.

                 MANAGEMENT'S DISCUSSION (CONTINUED)                     PAGE 15

     The Company's operating expenses were relatively unchanged as compared to 1998. This stability reflects an increase of $412,000 in corporate expenses and $170,000 in PMR's expenses, offset by a $450,000 reduction in expenses in the St. JON subsidiary.

     The reduction in St. JON's expenses result from 1998 actions by Agri-Nutrition to consolidate the Zema, Mardel, and St. JON operations into one unit. Although the consolidation took place in 1998, the impact of these actions did not begin to be fully realized until 1999.

     The increase in corporate expenses generally corresponds to acquisition and integration expenses that are non-recurring in nature, such as severance pay.

     PMR'sincrease is due to distribution and marketing functions necessary to support the sales to its new distribution channel of Purina dealers.

     Additional actions, for which the positive impact on earnings are expected to be significantly realized in the third quarter, were taken in the second quarter to further reduce costs. These actions include a reduction in headcount of 22 people in sales and marketing functions, resulting in estimated net annual savings of $750,000. This headcount reduction is expected to have no impact on sales, because the Company has gained efficiencies in marketing as a result of the merger, especially by integrating telemarketing with the direct sales force. In addition, the Company is moving forward with its plan to consolidate manufacturing and distribution facilities by the end of 1999, which it expects to result in significant annual savings beginning in 2000.

     Management anticipates further improvement in sales and in market share penetration as a result of the introduction, during the latter half of 1999, of Spherulite technology into additional dermatological products and into its aqua science line.

     The Company did not record an income tax benefit in connection with its operating loss in 1998. In 1999, income tax expense has been offset by a reduction in the valuation allowance established in prior years in connection with certain loss carryforwards. The aggregate amount of the deferred tax asset valuation allowance at June 30, 1999 was approximately $1.5 million. This valuation allowance reflects the significant losses incurred by Virbac, Inc. and Agri-Nutrition over the last three years. Management will continue to evaluate the valuation allowance and may make an adjustment in future periods if operations continue to improve.

                MANAGEMENT'S DISCUSSION (CONTINUED)                      PAGE 16

Six Months Ended June 30, 1999 Compared to As Adjusted Six Months Ended June 30, 1998

         The results of operations for the six-month period ended June 30, 1999 include the operations of Virbac, Inc. for the entire six months and the operations of Agri-Nutrition since the date of the merger, March 5, 1999. For purposes of this Management's Discussion and Analysis, 1999 amounts are compared to 1998 amounts adjusted to include Agri-Nutrition for the period March through June 1998.

         The increases in sales for the six months ended June 30 is primarily volume driven. Positive factors impacting sales were:

     Strong volumes of the Company's Preventic tick collar.

     The introduction of advanced formula and patent protected Spherulites in the Company's dermatological line, which management believes have led to an increase in market share in the dermatological line.

     Increased volumes of bromethalin redenticides under contract manufacturing.

         These positive factors were partially offset by the following negative factors:


     A decrease in sales of the relatively low margin nutriceutical products due to increased competition.

     A disruption to the dental line's marketing efforts caused by the relocation of the line's marketing staff from California to Texas; this relocation is now complete and volumes are expected to recover.

     Increased competition in the OTC distribution channel, particularly for the insecticides.

         A shift in the Company's focus in the product lines sold through the OTC distribution channel. As the Company integrates the Francodex business of Virbac, Inc. with the St. JON business of Agri-Nutrition, it is focusing on the more profitable products as it eliminates duplication.

         The improved gross profit percentage (44% in 1999, 43% in 1998) reflects PMR's new distribution channel with the Purina dealers. Gross profit margins on sales to these dealers are higher than the margins realized on PMR's traditional sales from contract manufacturing because of higher selling prices. Gross profit percentages of the other product lines were generally stable, as selling prices and cost of goods were little changed across product lines. The gross profit percentage for the six-month period was higher than for the three month period ended June 30 because the weighting of Agri-Nutrition in the consolidated results were less important in the six-month results (Agri-Nutrition is included for four out of the six months) than in the three-month period (Agri-Nutrition is included for three out of the three months). Historically, Agri-Nutrition, whose focus was primarily in the OTC and contract manufacturing product lines, had a lower gross profit percentage than Virbac, Inc., whose focus was primarily in the veterinary product lines. The consolidated gross margin is a weighted average of the pet care lines sold through the veterinary and OTC distribution channels (51% in 1999 and 50% in 1998) and of PMR (22% in 1999 and 13% in 1998), whose business is primarily contract manufacturing.

                    MANAGEMENT'S DISCUSSION (CONTINUED)                 PAGE 17

         The Company's operating expenses were relatively unchanged compared to 1998. This overall stability reflects a $600,000 reduction in expenses in the St. JON business unit, offset by increases of $400,000 in corporate expenses and $200,000 in PMR's expenses.

     The reduction in the St. JON expenses result from 1998 actions by Agri-Nutrition to consolidate the Zema, Mardel, and St. JON operations into one unit. Although the consolidation took place in 1998, the impact of these actions did not begin to be fully realized until 1999.


     The increase in corporate expenses generally corresponds to acquisition and integration expenses that are non-recurring in nature, such as severance pay

     PMR'sincrease is due to distribution and marketing functions necessary to support the sales to its new distribution channel of Purina.

         Additional actions, for which the positive impact on earnings are expected to be significantly realized in the third quarter, were taken in the second quarter to further reduce costs. These actions include a reduction in headcount of 22 people in sales and marketing functions, resulting in estimated net annual savings of $750,000. This headcount reduction is expected to have no impact on sales, because the Company has gained efficiencies in marketing as a result of the merger, especially by integrating telemarketing with its direct sales force. In addition, the Company is moving forward on its plan to consolidate manufacturing and distribution facilities by the end of 1999, which it expects to result in significant annual savings beginning in 2000.

         Management anticipates further improvement in sales and in market share penetration as a result of the introduction of Spherulite technology into additional dermatological products and into its aqua science line during the latter half of 1999.

         The Company did not record an income tax benefit in connection with its operating loss in 1998. In 1999, income tax expense has been offset by a reduction in the valuation allowance established in prior years in connection with certain loss carryforwards. The aggregate amount of the deferred tax asset valuation allowance at June 30, 1999 was approximately $1.5 million. This valuation allowance reflects the significant losses incurred by Virbac, Inc. and Agri-Nutrition over the last three years. Management will continue to evaluate the evaluation allowance and may make an adjustment in future periods if operations continue to improve.

                        MANAGEMENT'S DISCUSSION (CONTINUED)             PAGE 18

Liquidity and Capital Resources

         During the six months ended June 30, 1999, $2.3 million of cash was used in operations. Although $1.2 million was generated by the Company's net income before depreciation and amortization, working capital needs consumed $3.5 million. The increase in working capital reflects increases in accounts receivable and in inventory. The increased accounts receivable balance arises from the increase in sales and from seasonality. Inventory increased for several reasons: (1) the seasonality of the Company's business, (2) the significant back-order position at the beginning of the year, and (3) the build-up of inventory by PMR to serve the Purina Mills' dealer distribution network.

         Cash flows used in investing activities include cash costs related to the merger and capital improvements at the Company's St. Louis and Fort Worth facilities.

         Cash flows from financing activities reflect primarily the merger with Agri-Nutrition Group Limited. In conjunction with the merger, Virbac S.A. invested approximately $15.7 million in the Company. These funds were used to pay down debt and to repurchase 1,000,000 shares of the Company's stock at $3.00 per share in April 1999 pursuant to the mandatory tender offer required under the merger agreement. In addition, borrowing under a line of credit facility increased to find working capital needs.

         The Company had credit facilities aggregating $13.7 million at June 30, 1999. This amount consists of $1.8 million in term loans and $12 million in revolving credit agreements. The Company's credit facilities with one bank aggregating $6.8 million are guaranteed by the Company's majority shareholder, Virbac SA. The availability of $4.5 million under the revolving credit facilities is dependent upon the Company's balance of qualified accounts receivable and inventory, and the available amount on a $2.5 million line is reduced by $100,000 quarterly. There are no conditions on the availability of the remaining $5.0 million revolving credit facilities. The aggregate availability under all lines of credit was $5.1 million at June 30, 1999. All agreements expire in July 2000.

         On March 5, 1999, the Company amended its existing credit lines to accommodate changes in the organizational structure of the Company subsequent to the merger. In conjunction with the merger, the Company is required to remove the guarantee of Virbac S.A. from its financing agreements. The Company is currently in negotiations with its banks to restructure its credit facilities and has reached an agreement in principle with one of its banks to replace all of the credit facilities described above with a $10 million facility, which management believes is sufficient for its needs. The guarantee of Virbac SA on existing financing agreements would be effectively removed. This facility would be a three-year facility. Of the total, $7 million would be subject to a borrowing formula based upon eligible accounts receivable and inventory and would serve as a revolving line of credit. The availability under the remaining $3 million would be reduced by $150,000 per quarter. The interest rate and fees would vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates could vary from prime plus 25 basis points to prime minus 75 basis points. It is expected that the agreement will be finalized by the end of August 1999.

         Management believes that the Company will have sufficient cash to meet the needs of the current operations for at least the next twelve months from cash flows from current operations and from existing and proposed financing facilities.

                   MANAGEMENT'S DISCUSSION (CONTINUED)                   PAGE 19

         The Company has no plans to significantly increase any of its plant facility's capacity or to expend significant capital in modifying them. Management is currently developing plans for the consolidation of certain plants that may require expenditures for plant closing costs and minor upgrades to remaining facilities. These requirements, if any, are expected to be funded from current operations and from existing and proposed financing facilities.

         The Company is committed to conduct a public tender offer to purchase up to 1,395,000 of the Company's outstanding Common Stock at a price of $3.00 per share if, during the period ending on the second anniversary of the Merger, the closing sale price of the Company's Common Stock has not reached $3.00 per share for a period of 40 consecutive trading days. Pursuant to the Merger Agreement, such tender, if necessary, will be funded by Virbac SA's direct purchase from the Company of 1,395,000 shares of Common Stock at $3.00 per share.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

Year 2000 Compliance

         The Year 2000 issue arises as a result of computer programs being written using two digits rather than four to define the applicable year. Consequently, these computer programs may contain time-sensitive software which recognizes a date using "00" as the year 1900 rather than the year 2000. The impact of the Year 2000 issue extends beyond traditional computer hardware and software systems and may potentially impact telephone systems, building facilities systems, security systems and systems utilized by outside vendors and customers. Failure to effectively address the Year 2000 issue could result in a disruption of operations and the inability to process transactions or to perform other normal business activities.

         The Company has reviewed its key hardware and software systems for compliance. Those systems that were not in compliance have been repaired or updated to support Year 2000 compliance. The repairs and upgrades have been tested or are in the process of being tested. The testing that is not yet complete should be complete by the end of September 1999. Less critical systems, such as personal computers, have been or are in the process of being evaluated and upgraded; this process should be complete by the end of August 1999. The cost of the repairs and upgrades to the key hardware and software systems and to the less critical systems have not been, and are not expected to be, material to the Company's financial statements.

         The  Company   believes  that  the  Year  2000  issues  will  not  pose
significant operational problems for the Company. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to Year 2000 problems in its internal systems, its supply chain or from customer product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

                        PART II - OTHER INFORMATION                      PAGE 20


Item 6.  Exhibits and Reports on Form 8-K.

b.       Reports of Form 8-K.

         No reports on Form 8-K were filed during the three-month period ended June 30, 1999.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

 /s/ Henry B. Haley

Henry B. Haley
Vice President and Chief Financial Officer
August 16, 1999