Form 10-Q
period 1999-09-30
VIRBAC CORP
filed 1999-11-15
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                 FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999

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

                             Yes           X                  No



The number of shares of common stock outstanding at November 12, 1999 is 21,012,798 shares.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

                                      INDEX




                                                                                               Page
Part I.  Financial information

Item 1.  Financial Statements

     Consolidated Balance Sheets -
      September 30, 1999 (unaudited) and December 31, 1998                                       3

     Consolidated  Statements  of Operations  (unaudited)  three months and nine months ended September 30, 1999
      and 1998                                                                                   4

     Consolidated Statements of Cash Flows (unaudited) -
      nine months ended September 30, 1999 and 1998                                              5

     Consolidated Statement of Shareholders' Equity (unaudited) -
       nine months ended September 30, 1999                                                      7

     Notes to Consolidated Financial Statements                                                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    13

Part II.  Other information

Item 6.    Exhibits and Reports on Form 8-K                                                     18

Signature                                                                                       18


                                      PART I - FINANCIAL STATEMENTS
                                        CONSOLIDATED BALANCE SHEETS       PAGE 3


                                                                         September 30,              December 31,
                                                                             1999                       1998
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                         $        259,344             $      412,378
   Accounts receivable                                                      7,218,816                  1,230,361
   Accounts receivable - Virbac SA                                             51,881                     91,212
   Inventories                                                             13,430,870                  3,355,504
   Prepaid expenses and other assets                                          975,689                    845,840
                                                                     ----------------             --------------
                                                                           21,936,600                  5,935,295

Property, plant and equipment, net                                         12,731,892                  4,904,520
Goodwill                                                                    7,176,739                  1,464,058
Other assets                                                                  832,903                    376,778
                                                                     ----------------             --------------
   Total Assets                                                      $     42,678,134             $   12,680,651
                                                                     ================             ==============

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and notes payable               $        799,188             $    3,200,000
   Advance from Virbac SA                                                          --                  2,000,000
   Accounts payable
      Trade                                                                 2,981,033                    503,724
      Virbac SA                                                               204,338                    262,487
   Accrued expenses                                                         2,740,812                    823,740
                                                                     ----------------             --------------
                                                                            6,725,371                  6,789,951

Long-term debt and notes payable                                            8,247,047                  4,000,000

Commitments and contingencies (Note 2)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
     21,975,747 and 12,580,918 issued, respectively)                          219,757                    125,809
   Additional paid-in capital                                              35,618,794                  8,284,453
   Treasury stock at cost (962,949 shares)                                (2,924,171)                         --
   Accumulated deficit                                                    (5,208,664)                (6,519,562)
                                                                     ----------------             --------------
                                                                           27,705,716                  1,890,700

   Total Liabilities and Shareholders' Equity                        $     42,678,134             $   12,680,651
                                                                     ================             ==============

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                PAGE 4


                                                       For the three months                  For the nine months
                                                       Ended September 30,                   Ended September 30,
                                                     1999               1998               1999              1998
Net revenues                                   $     12,854,051   $      3,775,782   $     34,980,231  $     12,771,345
Cost of goods sold                                    7,912,284          1,757,170         20,272,064         5,690,417
                                               ----------------   -----------------  ----------------  ----------------
Gross profit                                          4,941,767          2,018,612         14,708,167         7,080,928

Operating expenses:
   Selling, general and administrative                3,165,636          1,860,002         10,644,657         6,341,397
   Research and development                             307,916            197,163            890,784           549,388
   Warehouse and distribution                           445,285            220,121          1,310,842           631,413
                                               ----------------   -----------------  ----------------  ----------------
Income (loss) from operations                         1,022,930          (258,674)          1,861,884         (441,270)
Interest expense                                      (155,511)          (147,995)          (396,039)         (420,660)
Other expense                                          (61,270)           (17,547)          (154,947)          (17,472)
                                               ----------------   -----------------  ----------------  ----------------
Income (loss) before income tax                         806,149          (424,216)          1,310,898         (879,402)
   Benefit
Income tax benefit                                          --                 --                  --                --
                                               ----------------   -----------------  ----------------  ----------------
Net income (loss)                              $        806,149   $       (424,216)  $      1,310,898  $       (879,402)
                                               ================   =================  ================  =================

Basic income (loss) per share                  $            0.04  $          (0.03)  $           0.07  $          (0.07)
                                               =================  =================  ================  =================

Diluted income (loss) per share                $            0.04  $          (0.03)  $           0.07  $          (0.07)
                                               =================  =================  ================  =================

Basic shares outstanding                              20,978,163         12,580,918        19,229,769        12,580,918
                                               =================  =================  ================  ================

Diluted shares outstanding                            21,054,573         12,580,918        19,305,793        12,580,918
                                               =================  =================  ================  ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)          PAGE 5



                                                                                             For Nine Months
                                                                                           Ended September 30,
                                                                                      1999                     1998
Operating activities:
                                                                                 $    1,310,898        $     (879,402)
Net income (loss) from operations

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:-
      Depreciation and amortization                                                   1,170,217                860,297
      Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                             (1,610,421)            (1,011,041)
      (Increase) in inventories                                                     (2,204,766)              (566,564)
      Decrease in prepaid expenses and other                                            152,161                112,161
      Increase (decrease) in accounts payable                                       (1,149,426)                240,428
      Increase (decrease) in accrued expenses                                           229,059               (72,120)
                                                                                 --------------        ---------------

Net cash used in operating activities                                                (2,102,278)           (1,316,241)
                                                                                 --------------        ---------------
Investing activities:
Purchase of property, plant and equipment                                             (274,418)               (57,733)
Merger with Agri-Nutrition Group Limited (see Note 1)                                 (643,979)                     --
Other                                                                                   139,056               (79,357)
                                                                                 --------------        ---------------
Net cash used in investing activities                                                 (779,341)              (137,090)
                                                                                 --------------        ---------------
Financing activities:
Proceeds from long-term debt and notes payable                                        8,126,679                800,000
Repayment of long-term debt and notes payable                                      (16,119,802)                     --
Advance from Virbac S.A.                                                                   --                  800,000
Cash infusion by Virbac S.A. in connection with the Merger                           13,749,897                     --
(see Note 1)
Repurchase of treasury shares                                                        (3,036,683)                    --
Issuance of stock to directors                                                            8,494                     --
                                                                                 --------------        ---------------

Net cash provided by financing activities                                             2,728,585              1,600,000
                                                                                 --------------        ---------------
Increase (decrease) in cash and cash equivalents                                      (153,034)                146,669
Cash and cash equivalents, beginning of period                                          412,378                 84,047
                                                                                 --------------        ---------------
Cash and cash equivalents, end of period                                         $      259,344        $       230,716
                                                                                 ==============        ===============


The accompanying notes are an integral part of these consolidated financial statements

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)       PAGE 6


Supplemental disclosure of non-cash investing and financing activities:

         On March 5, 1999, Agri-Nutrition Group Limited ("AGNU") consummated a merger with Virbac, Inc., a Delaware corporation and indirect subsidiary of Virbac SA, a French corporation ("VBSA"), pursuant to which (i) Virbac received a cash infusion from VBSA of approximately $13.7 million plus a contribution of $2.0 million of intercompany debt that was recapitalized to Virbac, Inc.'s equity, (ii) AGNU issued 12,580,918 shares of its Common Stock to a subsidiary of VBSA and (iii) Virbac was merged with and into AGNU, with AGNU being the surviving entity and VBSA its controlling stockholder (see Note 1). Because VBSA, the parent of Virbac, received 60% of the voting equity of the Company, Virbac is considered to be the acquirer for financial statement purposes. Therefore, the Merger has been accounted for as a purchase of AGNU by Virbac. See notes 1 and 2 for further discussion.

         In September 1999, the Company repaid debt in the amount of $51,000 by issuing 37,051 shares of the Company's common stock.

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)          PAGE 7


                                  Common Stock                                Treasury Stock
                                                         Additional       Number
                               Number         Par         Paid In        of Shares       Amount        Accumulated        Total
                             of Shares       Value        Capital                                        Deficit
Balance,                      12,580,918  $   125,809  $   8,284,453           --     $       --     $   (6,519,562)  $   1,890,700
December 31, 1998

Cash infusion by Virbac S.A.
  in connection with the                                  13,749,897                                                     13,749,897
  Merger (see Note 1)

Debt payable to Virbac
  S.A. recapitalized as                                    2,000,000                                                      2,000,000
  equity (see Note 1)

Merger with
  Agri-Nutrition Group         9,387,279       93,873     11,637,538                                                     11,731,411
  Limited (see Note 1)

Issuance of shares to              7,550           75          8,418                                                          8,493
directors

Purchase of treasury                                                    (1,000,000)    (3,036,683)                       (3,036,683)
Shares (see Note 2)

Issuance of treasury                                        (61,512)         37,051        112,512                          51,000
shares to retire debt

Net income                                                                                              1,310,898        1,310,898
                           -------------  -----------  -------------   ------------   -------------  --------------   -------------
Balance,
September 30, 1999            21,975,747  $   219,757  $  35,618,794      (962,949)   $ (2,924,171)  $  (5,208,664)   $  27,705,716
                            ============  ===========  =============   ============   =============  ==============   =============

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)            PAGE 8


1.       Nature of Operations and Basis of Presentation


Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, dental and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, and Francodex brand names.

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. Pursuant to the merger agreement dated October 16, 1998 (the "Merger Agreement"), the merger was completed by the following series of transactions:
(i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12,580,918 shares of AGNU stock to VBSA; and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity with VBSA its majority stockholder. The name of the surviving entity was then changed to Virbac Corporation.

         For financial statement reporting purposes, the merger is considered a purchase of AGNU by Virbac, Inc. Accordingly, the accompanying unaudited consolidated financial statements are the historical financial statements of Virbac, Inc., which reflect its acquisition of AGNU as of March 5, 1999. See
Note 2.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for periods ending September 30, 1999 and 1998. The accompanying consolidated statements of operations reflect the historic operations of Virbac, Inc. and include the operations of AGNU since the date of the Merger. The results of operations for the three months and nine months ending September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Virbac, Inc. and AGNU consolidated financial statements and notes related thereto, included in the Proxy Statement of Agri-Nutrition Group Limited for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 10, 1999 ("the Proxy Statement").

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


         Working Capital                         $        (1,627)

         Fixed Assets                                      8,413

         Identifiable Intangible Assets                      223

         Goodwill                                          5,952

                                                 $        12,961

         Goodwill is being amortized over 20 years.

         The results of the operations of AGNU have been included in the Company's consolidated financial statements only since the date of the Merger, March 5, 1999. The following table reflects the pro forma sales, net income, and net income per share as if the merger had occurred at the beginning of each period. Adjustments to net income include a reduction in interest expense to reflect a contribution of $15.7 million from Virbac S.A., which was primarily used to reduce debt.


                               PRO FORMA INFORMATION
                         (in thousands except per share data)

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                 1999                     1998
         Net sales                                                           $      40,168           $       38,437
         Net income (loss)                                                   $       1,181           $        (248)
         Basic and diluted earnings (loss) per share                         $        0.06           $       (0.01)
         Basic weighted average shares outstanding                                  20,977                   20,886
         Diluted weighted average shares outstanding                                21,051                   20,960


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)     PAGE 10


        Also pursuant to the Merger Agreement in April 1999, the Company commenced a public tender offer to purchase 1,000,000 shares of the Company's outstanding Common Stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA as part of the merger were excluded from this tender offer. Following the Mandatory tender Offer, VBSA controls approximately 60% of the outstanding Common Stock of the Company. In addition, if, during the period ending on the second anniversary of the merger, the closing sale price of the Company's Common Stock has not reached $3.00 per share for 40 consecutive trading days, the Company will conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender offer will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share.



3.       Inventories

                  Inventories consist of the following:

                                                                    September 30,           December 31,
                                                                         1999                   1998
               Raw materials                                      $     2,478,179           $      799,848
               Packaging                                                6,812,421                  855,305
               Finished goods                                           4,888,259                1,756,137
                                                                  ---------------            -------------
                                                                       14,178,859                3,411,290
               Less:  reserve for excess and                             (747,989)                 (55,786)
               obsolete            inventories
                                                                  ---------------           --------------
                                                                  $    13,430,870           $    3,355,504
                                                                  ===============           ==============

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)     PAGE 11


4.       Financing

         The Company has a revolving credit facility of $10.0 million at September 30, 1999. Notes payable as of September 30, 1999 and December 31, 1998, consist of the following:

                                                                             September 30,           December 31,
                                                                                 1999                    1998
         Revolving line of credit with a financial institution up to
         $1,000,000, interest paid quarterly at LIBOR +.95%,
         uncollateralized and guaranteed by Virbac, SA., paid in full.       $           --         $    1,000,000

         Note payable to a financial institution, dated March 5, 1999, with interest paid quarterly from the date of initial advance at LIBOR plus .95%, uncollateralized and guaranteed by
         Virbac, SA., paid in full.                                                      --              2,200,000

         Revolving line of credit with a financial institution up to
         $4,000,000, with interest paid quarterly at LIBOR plus .75%,
         guaranteed by Virbac, SA., paid in full.                                        --              4,000,000

         Revolving credit facility with a financial institution up to
         $10.0 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon financial
         performance (7.5%, as of September 30, 1999), available
         amounts being reduced $150,000 per quarter, due in full on
         July 31, 2002.                                                           8,747,047                     --

         Notes payable, dated September 25, 1997, interest at prime, approximately $200,000 plus accrued interest due in 2000,
         $51,000 of which is payable in shares of the Company's Common stock and a final payment of approximately $100,000 due in
         2001.                                                                      299,188                     --
                                                                             --------------         --------------

                                                                                  9,046,235              7,200,000

         Less- Current maturities                                                 (799,188)            (3,200,000)
                                                                             --------------         --------------

                                                                             $    8,247,047         $    4,000,000
                                                                             ==============         ==============

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)     PAGE 12


        On September 7, 1999, the Company replaced all of the revolving lines of credit with one credit facility of $10 million. Of the total, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. At September 30, 1999, approximately $1.2 million was available under the credit facility. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates could vary from prime plus 25 basis points to prime minus 75 basis points. At September 30, 1999, the interest rate was prime minus 75 basis points, or 7.5%.

         At September 30, 1999, the Company was in compliance with all covenants related to its credit facility. The covenants include minimum ratios of EBITDA to interest expense plus current maturities of long-term debt and minimum tangible net worth requirements.

5.       Stock Options

         During the nine months ended September 30, 1999, options to purchase 240,500 shares of the Company's Common Stock were granted to employees. The exercise price of 50,000 of the options was $1.25 per share and was $1.34 per share for the remaining 190,500 options. The exercise prices were determined based upon the fair value of the shares on the dates of grant. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. During the same period, non-qualified options to purchase 558,000 shares of the Company's Common Stock expired.

6.       Facility Closures

         In the third quarter, the Company announced its definitive plans to consolidate its manufacturing and distribution operations. Under the plan, which is already underway, all pet product distribution operations will be transferred from the Company's Chicago, Illinois, and Los Angeles, California facilities to the Company's larger Fort Worth, Texas facility. Manufacturing operations currently carried out at the Chicago facility will cease by December 31, 1999, and such operations will be transferred to other existing Company facilities. In addition, manufacturing operations related to the majority of products presently produced at the Los Angeles facility will be transferred to the Fort Worth facility.

         The costs to close the Chicago facility and to reduce operations at the Los Angeles facility, which comprise mostly severance costs, are estimated at $535,000. These costs are expected to be paid by December 31, 1999. Because these plans were initiated in connection with the merger, these costs have been recognized as part of the purchase price of AGNU. Additional investments at the remaining facilities to increase capacity are expected to be insignificant.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           PAGE 13


Overview

         Virbac Corporation (the "Company") manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, and Francodex brand names.

         On March 5, 1999, the Company, formerly named Agri-Nutrition Group Limited, merged with Virbac, Inc., with the Company being the surviving corporation. Virbac SA, the parent of Virbac, Inc., received 60% of the voting equity of the Company; therefore, Virbac, Inc. is considered to be the acquirer for financial statement purposes. Accordingly, the merger has been accounted for as a purchase of Agri-Nutrition Group Limited by Virbac, Inc.

         The Management's Discussion and Analysis that follows contains forward looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by certain risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. Projections of gross margin improvements anticipated due to the consolidation of manufacturing and distribution facilities and of expense reductions that should result from actual or planned headcount reductions may not be achieved if management is not vigilant in executing its plans or if assumptions made in the plans are inaccurate. Forward-looking statements regarding future sales may be affected by new competitive or technological entries into the market or by lack of acceptance of the Company's products by the market. Therefore, the Company's actual results could differ materially from such forward-looking statements.

Results of Operations

         The actual results of operations for the three and nine months ended September 30, 1999 as presented in the Consolidated Statements of Operations (unaudited) include the operations of Virbac, Inc. plus the results of Agri-Nutrition since March 5, 1999. The actual results of operations for the three and nine months ended September 1998 as presented in the Consolidated Statements of Operations (unaudited) include only the operations of Virbac, Inc.

         Because Agri-Nutrition operations were significantly larger than Virbac, Inc., substantially all of the increase in each component is due to the acquisition of Agri-Nutrition. For the nine months ended September 1999 as compared to September 1998, the acquisition accounts for 89% of the increase in revenue, 81% of the increase in gross profit and all of the increase in operating expenses. The impact is just as significant when comparing the three-month periods ending September 30, 1999 and 1998.

         For comparative purposes, management believes that an analysis upon which 1998 results are presented on a basis that is equivalent to 1999 will provide a more meaningful discussion of the results of operations. To that end, the actual results for the periods ending September 30, 1998 have been adjusted to include the results of Agri-Nutrition since March 1998 in order to be comparable with the actual results of 1999. The 1998 amounts have also been adjusted to reflect the effects of the merger, primarily adjustments to reduce interest expense reflecting the repayment of debt in conjunction with the merger and adjustments to depreciation and amortization related to certain purchase accounting adjustments. Management believes the amounts and discussion below provide a more meaningful comparison of the Company's results of operations.

                  MANAGEMENT'S DISCUSSION (continued)                   PAGE 14

        (in thousands of dollars)           For the quarter ended             For the nine months ended
                                                September 30,                       September 30,
                                           1999              1998              1999              1998
                                                         (as adjusted)                      (as adjusted)
      Net Revenues                     $    12,854       $    12,374        $    34,980      $   32,520
      Gross Profit                           4,942             4,696             14,708          13,275
      Gross Profit %                            38%               38%               42%              41%
      Operating Expenses                     3,919             4,335             12,846          13,248
      Interest and other expenses              217                167               551             496
      Net income (loss)                $       806       $       194        $     1,311      $     (469)

Quarter Ended September 30, 1999 Compared to As Adjusted Quarter Ended September 30, 1998

     The $480 thousand, or 4% increase in sales for the three months ended September 30,1999 is primarily volume driven. Positive factors impacting sales were:

         Strong volumes of the Company's Preventic tick collar.

         The introduction of advanced formula and patent protected Spherulites in the Company's dermatological line, which management believes has led to an increase in market share in the dermatological line.

         Increased   volumes  of   bromethalin   rodenticides   under   contract
         manufacturing.

     These positive factors were partially offset by lower sales in the Company's OTC channel due to a combination of comptitive pressures and the elimination of duplicate product lines resulting from the merger.

     The gross profit percentage remained stable at 38.4%. The Company expects that the gross profit percentage will improve beginning in 2000 as the Company consolidates its manufacturing and distribution facilities. This consolidation is expected to be completed by the end of 1999, resulting in approximately $1.1 million in annual savings.

     The Company's operating expenses were approximately $416 thousand lower as compared to 1998 as adjusted. This reduction is the result of actions taken in the second quarter 1999 to reduce commercial and administrative costs and of actions taken in 1998 by Agri-Nutrition to consolidate the Zema, Mardel, and St. JON operations into one unit. The 1999 actions include a 17% reduction in commercial and administrative headcount, resulting in expected net annualized savings of $750,000.

                MANAGEMENT'S DISCUSSION (CONTINUED)                      PAGE 15

         In 1999, income tax expense has been offset by a reduction in the valuation allowance established in prior years in connection with certain loss carryforwards. The aggregate amount of the deferred tax asset valuation allowance at September 30, 1999 was approximately $1.5 million. This valuation allowance reflects the significant losses incurred by Virbac, Inc. and Agri-Nutrition over the last three years. Management will continue to evaluate the valuation allowance and may make an adjustment in the fourth quarter if operations continue to improve. If an adjustment to the valuation allowance is made, the immediate impact would be to record an income tax benefit for the portion of Virbac, Inc.'s valuation allowance reversed and to reduce goodwill by the amount of Agri-Nutrition's valuation allowance reversed. Future periods would then be charged a deferred tax expense at the statutory rate.

Nine Months Ended September 30, 1999 Compared to As Adjusted Nine Months Ended September 30, 1998

         The results of operations for the nine-month period ended September 30, 1999 include the operations of Virbac, Inc. for the entire nine months and the operations of Agri-Nutrition since the date of the merger, March 5, 1999. For purposes of this Management's Discussion and Analysis, 1999 amounts are compared to 1998 amounts adjusted to include Agri-Nutrition for the same period as 1999. See "Results of Operations" on page 14.

         The $2.5 million or 8% increase in sales for the nine months ended September 30, 1999 is primarily volume driven. Positive factors impacting sales were:

         Strong volumes of the Company's Preventic tick collar.

         The introduction of advanced formula and patent protected Spherulites in the Company's dermatological line, which management believes have led to an increase in market share in the dermatological line.

         Increased   volumes  of   bromethalin   rodenticides   under   contract
              manufacturing.

         These positive factors were partially offset by the following negative factors:

         A disruption to the dental line's marketing efforts caused by the relocation of the line's marketing staff from California to Texas; this relocation is now complete and volumes are recovering.

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

     The improved gross profit percentage (42% in 1999, 41% in 1998) reflect fixed overhead charges being absorbed by higher sales. The Company expects that the gross profit percentage will improve beginning in 2000 as the Company consolidates its manufacturing and distribution facilities. This consolidation is expected to be completed by the end of 1999, resulting in approximately $1.1 million in annual savings.

                  MANAGEMENT'S DISCUSSION (CONTINUED)                    PAGE 16

         The Company's operating expenses decreased a net $402 thousand compared to 1998 due to actions taken by Agri-Nutrition in 1998 to reduce costs and to cost cutting measures taken in the second quarter 1999 to reduce commercial and administrative expenses. These measures include a 17% reduction in commercial and administrative headcount, resulting in estimated net annualized savings of $750,000. This headcount reduction is expected to have no impact on sales, because the Company has gained efficiencies in marketing as a result of the merger, especially by integrating telemarketing with its direct sales force. Partially offsetting these expense reductions were $300 thousand of non-recurring expenses, such as severance pay.

         In 1999, income tax expense has been offset by a reduction in the valuation allowance established in prior years in connection with certain loss carryforwards. The aggregate amount of the deferred tax asset valuation allowance at September 30, 1999 was approximately $1.5 million. This valuation allowance reflects the significant losses incurred by Virbac, Inc. and Agri-Nutrition over the last three years. Management will continue to evaluate the valuation allowance and may make an adjustment in the fourth quarter if operations continue to improve. If an adjustment to the valuation allowance is made, the immediate impact would be to record an income tax benefit for the portion of Virbac, Inc.'s valuation allowance reversed and to reduce goodwill by the amount of Agri-Nutrition's valuation allowance reversed. Future periods would then be charged a deferred tax expense at the statutory rate.

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, $2.1 million of cash was used in operations. Although $2.5 million was generated by the Company's net income before depreciation and amortization, working capital needs consumed $4.6 million. The increase in working capital reflects increases in accounts receivable and in inventory. The increased accounts receivable balance arises from the increase in sales and from seasonality. Inventory increased for several reasons: (1) the build-up in inventory prior to commencing the consolidation of the manufacturing and distribution facilities so that service to customers is not interrupted; (2) the significant back-order position at the beginning of the year; (3) the build-up of inventory by PMR to serve the Purina Mills' dealer distribution network; and (4) the seasonality of the Company's business.

         Cash flows used in investing activities include cash costs related to the merger and capital improvements at the Company's St. Louis and Fort Worth facilities.

        Cash flows from financing activities reflect primarily the merger with Agri-Nutrition Group Limited. In conjunction with the merger, Virbac S.A. invested approximately $15.7 million in the Company. These funds were used to pay down debt and to repurchase 1,000,000 shares of the Company's outstanding Common Stock at $3.00 per share in April 1999 pursuant to the mandatory tender offer required under the merger agreement. In addition, borrowing under a credit facility increased to fund working capital needs.

        On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year, $10 million facility, which management believes is sufficient for its needs. Of the total, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. At September 30, 1999, $1.2 million was available under the credit facility. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At September 30, 1999, the Company is paying prime minus 75 basis points (7.5%).

           MANAGEMENT'S DISCUSSION (CONTINUED)                           PAGE 17

         Management believes that the Company will have sufficient cash to meet the needs of its current operations for at least the next twelve months from cash flows from current operations and from existing financing facilities.

        The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. Management is currently consolidating certain manufacturing and distribution operations currently carried out at several different facilities and expects such consolidation to require expenditures of approximately $600,000 for plant closing costs and minor upgrades to remaining facilities. These requirements are expected to be funded from current operations and from the existing credit facility.

        The Company is committed to conduct a public tender offer to purchase up to 1,395,000 of the Company's outstanding Common Stock at a price of $3.00 per share if, during the period ending on the second anniversary of the merger, the closing sale price of the Company's Common Stock has not reached $3.00 per share for a period of 40 consecutive trading days. Pursuant to the merger agreement, such tender offer, if necessary, will be funded by Virbac SA's direct purchase from the Company of 1,395,000 shares of Common Stock at $3.00 per share.

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

         The Company has reviewed its key hardware and software systems for compliance. Those systems that were not in compliance have been repaired or updated to support Year 2000 compliance. The repairs and upgrades have been tested or are in the process of being tested. Less critical systems, such as personal computers, have also been evaluated and upgraded. The cost of the repairs and upgrades to the key hardware and software systems and to the less critical systems have not been, and are not expected to be, material to the Company's financial statements.

         The Company is completing the evaluation of its mission critical vendors and suppliers. The Company recognizes that if its external business partners experience any significant Year 2000 problems, they could adversely effect its business operations. The most likely worst case scenario, which the Company does not believe will occur, is that business is interrupted because of Year 2000 problems at one or more of its business partners such as vendors or customers. The Company is unable to estimate the impact on its income statement if such an event were to occur. Accordingly, the Company continues to assess its risks and take appropriate actions to mitigate identified risks.

         The Company believes that the Year 2000 issues will not pose significant operational problems for the Company because of its preparedness and because the Company's operations are not driven by systems technology. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to Year 2000 problems in its internal systems, its supply chain or from customer product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

         PART II - OTHER INFORMATION                                   PAGE 18

Item 6.  Exhibits and Reports on Form 8-K.

10.27     Credit Agreement

27        Financial Data Schedule


b.       Reports of Form 8-K.

         No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION (formerly Agri-Nutrition Group Limited)

 /s/ Henry B. Haley

Henry B. Haley
Vice President and Chief Financial Officer
November 15, 1999