Form 10-K
period 1999-12-31
VIRBAC CORP
filed 2000-05-04
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1999

                         Commission File Number 0-24312

                               VIRBAC CORPORATION

               (Exact name of registrant as specified in its charter)

                  Delaware                                    43-1648680
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification Number)

         3200 Meacham Blvd.
         Fort Worth, TX                                          76092
         (Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code: (817) 831-5030

         Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 25, 2000 (computed by reference to the closing price of such stock on the NASDAQ/National Market) was $17,161,706.

         As of April 25, 2000, there were 21,030,798 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None.

                           Virbac Corporation

                                 FORM 10-K

                          Cross Reference Sheet

                                    Item Page

                                     Part I

     1        Business.........................................................................          1

     2        Properties.......................................................................          6

     3        Legal Proceedings................................................................          6

     4        Submission of Matters to a Vote of Security Holders..............................          7

     4A       Executive Officers of the Registrant.............................................          7



                                     Part II

     5        Market for Registrant's Common Equity and Related Stockholder Matters............          8

     6        Selected Financial Data .........................................................          8

     7        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................          9

     8        Financial Statements.............................................................         16

     9        Changes in Disagreements With Accountants on Accounting and
                  Financial Disclosure.........................................................         16

                                    Part III

     10       Directors and Executive Officers of the Registrant...............................         17

     11       Executive Compensation...........................................................         18

     12       Security Ownership of Certain Beneficial Owners and Management...................         19

     13       Certain Relationships and Related Transactions...................................         20

                                     Part IV

     14       Exhibits, Financial Statement Schedules and Reports on Form 8-K..................         20

              Signatures.......................................................................         23


                                     Part I

Item 1.  Business

Business Overview

         Virbac Corporation ("Virbac" or "the Company"), based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of animal health products, focusing on dermatological, parasiticide and dental products. Its PM Resources division ("PMR"), based in St. Louis, Missouri, formulates products under private-label and under third party contract manufacturing for use in the animal health and specialty chemicals industries. Virbac S.A. ("VBSA") is a French veterinary pharmaceutical manufacturer with operations throughout much of the world. Interlab S.A.S., a French Corporation and wholly-owned subsidiary of VBSA ("VBSA Sub"), owns approximately 60% of the outstanding common stock of the Company. The Company distributes and sells its products throughout the United States and Canada, and through a distribution agreement with VBSA, in foreign markets.

1999 Merger

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of VBSA, and Agri-Nutrition Group Limited ("AGNU"), a publicly held company whose common shares were traded on the NASDAQ National Market. Pursuant to the merger agreement dated October 16, 1998, the merger was completed by the following series of transactions: (i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2.0 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12,580,918 shares of AGNU stock to VBSA Sub; and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity and VBSA its majority shareholder. The name of the surviving entity was then changed to Virbac Corporation.

Products and Product Development

         The Company's products are used to promote the health and hygiene of companion animals - principally dogs, cats, and fish. The principal products manufactured by the Company include:

o    Dermatological   products   for  dogs  and   cats,   including   anti-itch,
     anti-microbial, and anti-inflammatory lotions and shampoos,
o    Oral  hygiene  products  for  dogs  and  cats,   including  toothpaste  and
     toothbrushes, sprays, and enzymatic rawhide chews,
o Flea and tick products, including collars, shampoos, dip concentrates, and sprays,
o    Ear cleaners, including anti-microbial and anti-inflammatory treatments,
o    Aquarium water conditioners and test strips,
o    Pest control products, including rodenticides,
o    Nutritional supplements to promote healthy coat and skin,
o Anthelmetics, or dewormers, to prevent gastrointestinal worms in livestock and in companion animals,
o Gastrointestinal products for dogs and cats, including hairball remedies, and
o    Specialty chemicals

Sales and Marketing

         The Company sells its products to national or dominant regional companies serving the animal health markets, pet product distributors, specialty pet retail stores and superstores, mass merchandisers, and farm and fleet distributors. Sales are made through a combination of full-time sales persons and independent sales representatives, utilizing direct sales, telemarketing, and other means. Separate sales forces are employed for each of its veterinary and over-the-counter ("OTC") lines, as well as PMR.

         The Company distributes its veterinary line of products to veterinarians through wholesale distributors. Its marketing and sales promotions target veterinarians through education and sampling to encourage veterinarians to prescribe and sell more of Virbac's products. The Company markets its products to the veterinarian market under the Allerderm(R) line of dermatological products, the C.E.T.(R), line of dental products, and the Preventic(R) line of tick collars.

         The promotion of its OTC products is focused on obtaining shelf space in retail outlets. The Company markets its products under the St. JON(R), Zema(R), Mardel(R), and Francodex(R) lines of products.

         PMR's products are primarily contract manufactured for significant animal health and specialty chemical customers. In addition, PMR distributes animal health products to Purina Mills' dealer distribution network.

Research and Development

         Virbac maintains a research and development staff for the purpose of developing improved products. Currently, Virbac's product development efforts are focused on new formulations for dermatology. Virbac believes it is an international leader in pet dermatology product development and a recognized authority in insect growth regulator research. Virbac does not produce chemical compounds, but develops formulas adapted to the needs of companion animals either from generic compounds or original compounds. Virbac currently has licenses for all original compounds used in its manufacturing process. Virbac believes that the loss of any such license would not have a material effect on the business of Virbac as such licenses can be easily replaced.

         Virbac also has the exclusive North American rights to any products developed by VBSA dedicated to companion animals and equine and food-producing animals. VBSA has a multi-million dollar annual budget dedicated to developing new products and improving current products. Beginning in 2001, the Company will reimburse VBSA for its past research and development efforts by paying a 3% royalty on the Company's sales of new products developed by VBSA and paying a $500,000 annual flat fee to induce VBSA to continue its research and development efforts. In 1999 and 2000, VBSA reimbursed the Company $300,000 and $400,000 respectively, for internal costs incurred by the Company in readying VBSA products for launch in North America.

         In developing new or improved products, Virbac considers a variety of factors, including (i) existing or potential marketing opportunities for such products, (ii) the capability of Virbac to manufacture such products, (iii) whether such products complement existing products of Virbac, and (iv) the opportunities to leverage such products with the development of additional products. During 1999, the Company spent approximately $1 million (net of reimbursement from VBSA) on research and development, including approximately $154,000 on clinical studies of products. Virbac also conducts research on VBSA products that have the potential to be distributed on a world-wide basis.

Registrations, Trademarks and Patents

         The Company has numerous EPA and FDA product registrations, trademarks and patents. Its EPA product registrations permit it to sell pesticide and rodenticide products, as well as ectoparasite products for the treatment of fleas and ticks on dogs and cats. While EPA registrations do not expire, registrants are required periodically to reregister certain products with the EPA. Certain of the Company's facilities are qualified as EPA registered manufacturing sites, which permits the Company to manufacture products not only under its own EPA product registrations, but also under the registrations of other companies.

         The Company's FDA new animal drug applications ("NADAs") permit it to sell medicated treatments, anthelmetics, feed additives and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based up on the related drugs' performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

         The Company's numerous trademarks relate primarily to its veterinary and OTC products which are marketed under the St. JON(R), Mardel (R), Zema(R) and Allerderm(R) labels. The Company also has trademark registrations pending for various additional companion animal products.

         The Company also has several patents covering pet toothbrushes, tartar remover, pet shampoo, and flea traps. In addition, the Company has the exclusive right to use several patents owned by others, most notably patents relating to enzyme generation formulae for use in animal toothpaste, on rawhide chews, in insect regulators and VBSA's Spherulite technology, which enables active ingredients to be progressively discharged following application of the product.

Procurement of Raw Materials

         The active ingredients in the Company's products are not manufactured by the Company, but are generally purchased from large raw materials manufacturers. The Company generally purchases materials on an as-needed basis, as it is generally unnecessary for the Company to maintain large inventories of such materials in order to meet rapid delivery requirements or assure itself of adequate supply. The Company purchases certain raw materials from multiple suppliers; some materials, however, are proprietary, and the Company's ability to procure such materials is limited to suppliers with proprietary rights. The Company considers its relationship with its suppliers to be good. The Company also purchases certain raw materials, the availability of which is subject to EPA, FDA or other regulatory approvals. Some of the Company's customers provide the Company with the raw materials used in the production of their products.

Competition

         The Company's competitors fall into roughly four categories: animal health product distributors; manufacturers, formulators and blenders of animal health products; pet care product producers and suppliers; and specialty chemical and pest control manufacturers. Each of these groups, with the exception of pet care product producers and suppliers, are comprised primarily of privately owned regional and local companies, although each also includes national companies that produce or distribute certain animal health and other products. The pet care product producer and supplier group is comprised of national and regional companies.

         Many of the Company's competitors in specific market niches are larger and have greater financial resources than the Company. In addition, regulatory surveillance and enforcement are accelerating, which is likely to result in fewer competitors that have even greater resources. Much of the competition in the markets served by the Company centers around price. The Company is focusing on the production of high-performance, value-added and branded products designed to be marketed on the basis of quality as well as price.

Regulatory and Environmental Matters

         The Company's operations subject it to federal, state and local laws and regulations relating to environmental affairs, health and safety. These laws and regulations are administered by the EPA, the FDA, the Occupational Safety and Health Administration ("OSHA"), the Department of Transportation, and various state and local regulatory agencies. Governmental authorities, and in some cases third parties, have the power to enforce compliance with health and safety laws and regulations, and violators may be subject to sanctions, including civil and criminal penalties and injunctions. While the Company believes that the procedures currently in effect at its facilities are consistent with industry standards and that it is in material compliance with applicable health and safety laws and regulations, failure to comply with such laws and regulations could have a material adverse effect on the Company.

         The Company's operations also subject it to numerous environmental laws and regulations administered by the EPA, including the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Toxic Substances Control Act, as well as various state and municipal environmental laws and regulations. See "Legal Proceedings" for a description of a Notice of Order to Abate Violations and a Notice of Violations issued to PMR by the Missouri Department of Natural Resources ("MDNR") relating to alleged violations of Missouri's hazardous waste laws and regulations. PMR has discontinued the use of underground storage tanks subject to RCRA and has submitted a closure plan to the MDNR relating to closure of its permitted hazardous waste operations.

         Although the Company believes it is in material compliance with applicable environmental laws, regulations and permits and has a policy designed to ensure that it continues to operate in material compliance therewith, there can be no assurance that the Company will not be exposed to significant environmental liability. The Company could be held liable for property damage or personal injury caused by the release, spill, or other discharge of hazardous substances or materials and could be held responsible for cleanup of any affected sites. In connection with the acquisitions of Zema, St. JON and Mardel, the Company entered into agreements pursuant to which the former owners of such companies have agreed to indemnify the Company against liabilities, including certain environmental liabilities, relating to the use, condition, ownership, or operation of the Company's facilities prior to the acquisitions.

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

         The federal government has extensive enforcement powers over the activities of veterinary pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit sale of unapproved or non-complying products, and to halt manufacturing any operations that are not in compliance with applicable laws and regulations. Virbac has not experienced any such restrictions or prohibitions. However, any such restrictions or prohibitions on sales or withdrawal of approval of products marketed by Virbac could materially adversely affect Virbac's business, financial condition and results to operation.

         While Virbac believes that all of its current pharmaceuticals are in compliance with all applicable FDA regulations or have received requisite government approvals for manufacture and sale, such marketing authority is subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may be subject to a lengthy application process and may ultimately be rejected. Virbac's manufacturing facilities are continually subject to inspection by such government agencies and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory.

         The product development and approval process within applicable regulatory frameworks may take a number of years to successfully complete and involves the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of any one or more of Virbac's products. Delays or rejections in obtaining regulatory approvals would adversely affect Virbac's ability to commercialize any product Virbac develops and Virbac's ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include limitations on the indicated uses for which the product may be marketed.

Employees

         The Company has approximately 307 full-time employees, of which approximately 202 are engaged in manufacturing activities and 72 in sales and marketing activities. Forty-five of the full-time employees located at the Bridgeton, Missouri facility are represented by the International Longshoremen's Association, and seven are represented by the International Brotherhood of
Electrical Workers. Such employees' wages and benefits are governed by collective bargaining agreements negotiated with the unions, which will expire in the fourth quarter of 2001. In 1999, the unionized workers conducted a strike which lasted one month. The Company does not believe that this strike had a material adverse impact on the Company's operations. The Company also employs workers on a temporary basis, the number of which fluctuates on an annual basis because demand for the Company's products is seasonal. The Company considers its employees and union relations to be good.

Item 2.  Properties.

         The Company owns the Fort Worth, Texas and the Bridgeton, Missouri manufacturing facilities where most of the Company's products are produced. The Fort Worth facility is a 118,000 square foot manufacturing, warehousing and office facility. Most of the Company's non-EPA regulated products are manufactured at this facility. The Bridgeton facility, at which PMR's operations are conducted and most EPA regulated products are manufactured, consists of a 176,000 square foot manufacturing and warehousing building.

         The Company also leases a manufacturing, warehousing, and office facility near Los Angeles, California. During 1999, the production of the majority of products manufactured at this facility was transferred to the Fort Worth facility, with only specialized product manufacturing remaining. The remaining manufacturing is located in a facility leased under a non-cancelable operating lease that expires August 2000, with a five year renewal option; the Company intends to exercise the renewal option. The Company also leases certain equipment under non-cancelable operating leases.

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

         The Company is currently in negotiations with the MDNR related to certain issues raised in the November 1994 Notice of Order to Abate Violations and the December 1995 Notice of Violations issued by the MDNR. Management does not believe that either of the matters pose a significant risk to human health or the environment, or that the resolution of either of the claims made by the MDNR will have a material adverse affect on the Company's financial position or results of operations.

         The Company is aware of various disputes and potential claims and is a party to certain litigation involving claims against the Company. Based on facts currently known to the Company, it believes that the ultimate liability, if any, which may result from these disputes, claims and litigation would not have a material adverse affect on the Company's consolidated financial position, its results of operations or its cash flows with or without consideration of insurance coverage. See Note 13 to the Consolidated Financial Statements included as part of this Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1999.

Item 4A.  Executive Officers of the Registrant.

         The following table sets forth certain information regarding the Company's executive officers:

     Name              Age      Position

     Thomas L. Bell    41       President and Chief Executive Officer
     Bruce G. Baker    56       Executive Vice President - Business Development
     Henry B. Haley    40       Vice President and Chief Financial Officer

         Thomas L. Bell has been President and Chief Executive Officer of the Company since May 1999. Mr. Bell held various management positions during the previous 13 years with Fort Dodge Animal Health/American Cyanamid, an international manufacturer and distributor of animal health pharmaceuticals and biologicals, and a subsidiary of American Home Products. Mr. Bell was most recently vice-president for the International Animal Health and Nutrition division, where he was responsible for 26 world-wide profit centers.

         Bruce G. Baker has been Executive Vice President - Business Development of the Company since March 1999. Previously, he served as President and Chief Executive Officer of Agri-Nutrition Group Limited from November 1996 until its merger with Virbac, Inc. in March 1999. From March 1994 through October 1996 he was Vice President and Deputy Chief Executive, and has been a director of the Company since August 1993.

         Henry B. Haley has been Vice President and Chief Financial Officer since May 1999. Mr. Haley held various financial management positions during the previous 12 years with Lafarge S.A., the international construction materials company. Most recently, he was Vice-President of Finance of Lafarge Road Markings, Inc. from March 1998 until he joined the Company, and was Vice-President of Finance of Lafarge Monolithiques from 1996 until February 1998. He was a manager in the corporate financial analysis department from October 1991 until February 1996. Mr. Haley is a Certified Public Accountant.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol VBAC. The following table sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the period indicated.

                                                              High        Low
Fiscal year ended December 31, 1997
         First Quarter........................................1.75        1.13
         Second Quarter.......................................1.50        1.06
         Third Quarter........................................1.59        1.06
         Fourth Quarter.......................................1.69        1.19

Fiscal year ended December 31, 1998
         First Quarter........................................1.44        1.06
         Second Quarter.......................................1.31        1.00
         Third Quarter........................................1.31        0.81
         Fourth Quarter.......................................1.50        0.94

Fiscal year ended December 31, 1999
         First Quarter........................................1.56        1.00
         Second Quarter.......................................1.75        1.03
         Third Quarter........................................1.50        1.13
         Fourth Quarter.......................................3.00        1.25

         The Company has never paid any dividends on its Common Stock. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, pursuant to the September 7, 1999 credit facility, the Company is prohibited from paying dividends without the consent of the Company's lender. As of March 6, 2000, the Company had a total of approximately 1,542 stockholders, including 242 stockholders of record and approximately 1,300 persons or entities holding Common Stock in nominee name.

         In March 1999, AGNU issued 12,580,918 shares of common stock to VBSA Sub in connection with the merger described under Item 1. Business - History. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because it did not involve a public offering.

Item 6.  Selected Financial Data.

         The following table presents selected financial data for each of the five years in the period ended December 31, 1999 for the Company. The selected financial data for the three years in the period ended December 31, 1998 are derived from the Consolidated Financial Statements of Virbac, Inc., each of which has been audited by Arthur Andersen LLP, independent public accountants. The selected financial data for the year ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company, which has been audited by PricewaterhouseCoopers, LLC, independent accountants. The data should be read in conjunction with the Consolidated Financial Statements of the Company, and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included elsewhere in this report.


                                                                Fiscal Year Ended December 31,
                                         ------------------------------------------------------------------------------
                                              1999 (1)        1998 (2)        1997 (2)        1996 (2)       1995 (2)
                                                                                                           (unaudited)
STATEMENT OF OPERATIONS DATA
Net revenues.............................$   43,717,824  $   15,051,090  $   16,235,284  $  17,493,683  $   18,659,499

Income (loss) from operations............        33,174     (1,238,523)       (730,820)      (889,354)       (986,857)

Net loss ................................     (543,776)     (1,821,386)     (1,255,207)    (1,387,248)     (1,095,590)

Loss per common share....................        (0.03)          (0.14)          (0.10)         (0.11)          (0.09)

Weighted average number of common            19,677,053      12,580,918      12,580,918     12,580,918      12,580,918

BALANCE SHEET DATA
     Cash................................$      231,297  $      412,378  $       84,047  $     124,203  $       16,965
     Working capital (deficit)...........    12,260,232       (854,656)       2,426,916      (166,950)       1,387,132
     Total assets........................    43,633,018      12,680,651      13,391,178     13,792,535      16,123,540
     Current portion of notes payable....     1,564,080       3,200,000         400,000        400,000         800,000
     Long-term obligations, less
         current maturities..............     9,347,993       4,000,000       6,650,000      3,450,000       4,250,000
     Stockholders' equity................    25,640,949       1,890,700       3,712,086      4,967,293       6,290,626


----------------------------------------

(1) The results for the year ended December 31, 1999 include the operations of Virbac, Inc. plus the results of Agri-Nutrition since March 5, 1999.

(2) Earnings per share for the periods ending December 31, 1998, 1997, 1996 and 1995 have been restated to reflect the number of equivalent shares received by Virbac, Inc. in connection with the March 5, 1999 Purchase of Agri-Nutrition Group Limited.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, and Francodex brand names.

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

         In conjunction with the merger, the Company assessed, formulated and announced plans to consolidate its manufacturing and distribution operations. Under the plan, which was completed prior to the end of the year, all pet product distribution operations have been transferred from AGNU's Chicago, Illinois, and Los Angeles, California facilities to the Company's larger Fort Worth, Texas facility. All manufacturing and distribution operations which had been carried out at the Chicago facility ceased, and such operations have been transferred to other existing Company facilities. In addition, manufacturing and distribution operations related to the majority of products previously produced at the Los Angeles facility have been transferred to the Fort Worth facility, with only certain production and marketing activities remaining in California.

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

Results of Operations

         The results of operations for the year ended December 31, 1999 as presented in the Consolidated Statements of Operations include the results of operations of Virbac, Inc. for the entire year and the results of operations of Agri-Nutrition since March 5, 1999. The results of operations for the years ended December 1998 and 1997 as presented in the Consolidated Statements of Operations include only the operations of Virbac, Inc.

         Because Agri-Nutrition's operations were significantly larger than those of Virbac, Inc., substantially all of the increase in each component of the Consolidated Statements of Operations from 1998 to 1999 is due to the acquisition of Agri-Nutrition. For the year ended December 31, 1999 as compared to December 31, 1998, the acquisition accounts for approximately 94% of the increase in revenues, approximately 88% of the increase in gross profit and all of the increase in operating expenses.

         For comparative purposes, management believes that an as-adjusted analysis upon which 1998 results are presented on a basis that is equivalent to 1999 will provide a more meaningful discussion of the results of operations. To that end, the actual results for the period ending December 31, 1998 have been adjusted to include the results of Agri-Nutrition since March 1998 in order to be comparable with the actual results of 1999. The 1998 as-adjusted amounts have also been adjusted to reflect the effects of the merger, primarily adjustments to reduce interest expense reflecting the repayment of debt in conjunction with the merger and adjustments to depreciation and amortization related to certain purchase accounting adjustments. Management believes the amounts and discussion below provide a more meaningful comparison of the Company's results of operations. The analysis of the 1998 results compared to 1997 are based upon actual Virbac, Inc. results and do not include Agri-Nutrition's Results since these periods are prior to the purchase of Agri-Nutrition by the Company.

Year Ended December 31, 1999 Compared to As Adjusted Year Ended December 31,
1998

                                                         For the year ended
                                                            December 31,
                                                  -----------------------------
                                                    (in thousands of dollars)
                                                                       1998
                                                      1999         (as adjusted)

     Net Revenues                                 $    43,717    $       42,065
     Gross Profit                                      17,944            16,931
     Gross Profit %                                       41%               40%
     Operating Expenses                                17,911            18,208
     Interest and other expenses                          577               583
     Net loss                                     $      (544)   $       (1,860)

         The results of operations for the year ended December 31, 1999 include the operations of Virbac, Inc. for the entire year and the operations of Agri-Nutrition since the date of the merger, March 5, 1999. For purposes of this Management's Discussion and Analysis, 1999 amounts are compared to 1998 amounts adjusted to include Agri-Nutrition for the same period as 1999. See "Results of Operations" above.

         Sales of $43.7 million in 1999 increased $1.7 million or 4% compared to the prior year. Positive factors impacting sales were:

o    Increased volumes of the Company's PreventicR tick collar.

o The introduction of advanced formula and patent protected Spherulites to the Company's dermatological line, which management believes have led to an increase in market share in the dermatological line.

o    Increased volumes of Bromethalin(TM)rodenticides.

         These positive factors were partially offset by the following negative factors:

o A disruption to the dental line's marketing efforts caused by the relocation of the line's marketing staff from California to Texas; this relocation is now complete and is not expected to have an adverse impact on future sales.

o Increased competition in the OTC distribution channel, particularly for the insecticides.

o A shift in the Company's focus in the product lines sold through the OTC distribution channel. As the Company integrates the Francodex business of Virbac, Inc. with the St. JON business of Agri-Nutrition, it is focusing on the more profitable products as it eliminates duplication, thus impacting sales.

o Distribution disruptions in the fourth quarter caused by the consolidation of the Company's production and distribution facilities in California and Illinois into its Fort Worth facility.

         The increase in gross profit percentage (41.0% in 1999 compared to 40.2% in 1998) primarily reflects fixed overhead charges being absorbed by higher sales. Somewhat offsetting the positive impact of the increased sales were approximately $750,000 of inventory write-offs taken in conjunction with the consolidation of the Company's production and distribution facilities during the fourth quarter. These write-offs reduced the gross profit percentage by approximately 1.7 percentage points.

         The Company's operating expenses of $17.9 million decreased $0.3 million in 1999 compared to 1998. Operating expenses include expenses incurred related to sales and marketing, research and development, warehouse and distribution, as well as general and administrative costs. The decrease in 1999 was primarily attributable to actions taken by Agri-Nutrition in 1998 to reduce costs and to cost cutting measures taken in the second quarter 1999 by the Company to consolidate certain commercial and administrative functions. These measures include a 17% reduction in commercial and administrative personnel that reduced related costs. Partially offsetting these expense reductions were expected increases in variable costs related to the increase in sales as discussed above, and approximately $0.3 million of non-recurring expenses incurred in connection with the operations of Virbac, Inc., including certain severance payments to Virbac, Inc. employees, including the former president of the Company. As a percent of sales, operating expenses decreased from 43.3% of sales in 1998 to 40.9% in 1999, reflecting the cost reductions discussed above.

         The Company did not record an income tax benefit in connection with its operating loss in 1999, nor in 1998. The aggregate amount of the deferred tax asset valuation allowance at December 31, 1999 was approximately $2.4 million. This valuation allowance reflects management's view that it is more likely than not that tax benefits related to the Company's deferred tax assets will not be realized. The primary factor affecting managements' view in this regard is the Company's losses from operations in prior years.

         Net loss in 1999 of $0.5 million improved by $1.3 million compared to the net loss in 1998 based on the various factors described above.

Fourth Quarter Results

         The Company reported a net loss of $1.9 million, or $0.09 per share, for the fourth quarter of 1999. The results for the fourth quarter were adversely affected by inventory write-offs, lower sales, and costs associated with the consolidation of the Company's production and distribution facilities during the fourth quarter. The Company wrote-off approximately $750,000 of inventory in conjunction with the consolidation. Revenues, which are typically lower in the fourth quarter compared to the rest of the year due to seasonality, were further unfavorably impacted by disruptions to shipments caused by the consolidation process. Net revenues during the fourth quarter were approximately $4.0 million lower than in the third quarter of 1999. This decrease resulted in a decrease in gross profit of $1.6 million.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997


                                                       For the year ended
                                                           December 31,
                                                 -------------------------------
                                                    (in thousands of dollars)
                                                       1998             1997

    Net Revenues                                 $      15,051    $      16,235
    Gross Profit                                         9,486           10,326
    Gross Profit %                                         63%              64%
    Operating Expenses                                  10,725           11,056
    Interest and other expenses                            583              524
    Net loss                                     $      (1,821)   $      (1,255)

         Net revenues decreased $1.2 million, or 7%, primarily due to heavy competition in the pesticide market that negatively affected business in the veterinary and OTC markets. In addition, distributors carried forward significant inventories of the PreventicR tick collar at year-end 1997 that resulted in lower than expected sales of these products in the first half of 1998.

         Gross margin as a percentage of revenues decreased slightly from 63.6% to 63.0% due to a shift in sales mix and the outsourcing of manufacturing of some new products launched in 1997, including Nutraceuticals and Spot Ons.

         Operating expenses decreased $0.3 million, or 3%, in 1998. Sales and marketing expenses remained constant but as percentage of revenues increased from 35% to 38% due to higher percentage of marketing dollars spent on the PreventicR tick collars and new product launches. General and administrative expenses remained constant despite increased professional fees incurred in pursuing acquisitions and increased insurance expenses. Warehouse and distribution expenses remained constant but as a percentage of revenues increased from 8% to 9% due to increased freight rates of common carriers. Research and development expense decreased $0.4 million, or 29% due to the lack of a research and development director from March through September 1998.

         Interest expense increased $0.1 million due to increased borrowings in 1998.

         The Company did not record an income tax benefit in connection with its operating loss in 1998, nor in 1997. The aggregate amount of the deferred tax asset valuation allowance at December 31, 1998 was approximately $1.4 million. This valuation allowance reflects management's view that it is more likely than not that tax benefits related to the Company's deferred tax assets will not be realized. The primary factor affecting management's view in this regard are the Company's losses from operations in prior years.

         The net loss in 1998 of $1.8 million was $0.5 million higher than the net loss of $1.3 million in 1997 based on the various factors described above.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been cash flows from operations, proceeds from bank borrowings and cash infusion from VBSA. Although $1.0 million was generated by the Company's operations before depreciation and amortization, operating activities used $3.2 million of cash in 1999 due primarily to an increase in inventory and a reduction to trade payables. Inventory increased for several reasons: (1) the build-up in inventory prior to commencing the consolidation of the manufacturing and distribution facilities to reduce the interruption of service to customers; (2) low levels of inventory at the beginning of the year which had created a significant back-order position; and (3) the build-up of inventory by PMR to serve the Purina Mills' dealer distribution network. In addition, accounts payable decreased by approximately $1.0 million reflecting more timely payments to vendors and suppliers.

         Cash flows used in investing activities in 1999 include cash costs related to the merger and capital improvements at the Company's Bridgeton and Fort Worth facilities, and acquisition fees related to the in-licensing of certain products.

         Cash flows from financing activities in 1999 reflect primarily the merger with Agri-Nutrition Group. In conjunction with the merger, Virbac S.A. invested approximately $13.7 million of cash in the Company. These funds were used to pay down debt and to repurchase 1,000,000 shares of the Company's outstanding common stock at $3.00 per share in April 1999 pursuant to the mandatory tender offer required under the merger agreement. In addition, borrowing under a credit facility increased to fund working capital needs and the investments described above.

         On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year $10 million facility. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to its acquisition of certain product manufacturing and distribution rights discussed below and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase is to be repaid in installments from February to July 2000. Of the remaining $10 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At December 31, 1999, the Company was paying prime minus 75 basis points (7.75%).

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At December 31, 1999, the Company was not in compliance with these covenants. However, the lending bank has waived such non-compliance for periods through April 30, 2000. On May 1, 2000, the Company and the bank amended the revolving credit facility and the Company would have been in compliance with such amended covenants at December 31, 1999. At December 31, 1999, $1.7 million was available under the credit facility, as amended.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. At the end of 1999, the Company consolidated certain manufacturing and distribution operations that had been carried out at several different facilities; this consolidation required expenditures of approximately $600,000 for plant closing costs and minor upgrades to remaining facilities.

         In 1999, the Company acquired the rights to manufacture and distribution products currently in development by a third party for a period of 15 years. In December 1999, the Company paid $1,000,000 at signing in partial payment for these rights, and, depending upon the third party reaching certain registration milestones, the Company is committed to paying in fiscal 2000, 2001 and 2002 approximately $1.7 million, $750,000 and $700,000, respectively.

         The Company expects to be able to fund its fiscal 2000 cash requirements through cash flows from operations, initial payments to be received in connection with the licensing of certain products and availability under the credit agreement. In addition, currently the Company has approximately $1.7 million available under its credit agreement at December 31, 1999. Together with the availability under the credit facility, licensing fees and cash flows from operations, the Company's current debt maturity requirements, licensing fees commitments and capital expenditure needs are expected to be met.

         The Company is committed to conduct a public tender offer to purchase up to 1,395,000 of the Company's outstanding Common Stock at a price of $3.00 per share if, prior to the second anniversary of the merger (March 2001), the closing sale price of the Company's Common Stock has not reached $3.00 per share for a period of 40 consecutive trading days. Pursuant to the merger agreement, such tender offer, if necessary, will be funded by Virbac SA's direct purchase from the Company of 1,395,000 shares of Common Stock at $3.00 per share.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

Quarterly Effects and Seasonality

         The results of operations of certain products in the veterinary product line, including Virbac's flea and tick collars, have been seasonal with a lower volume of its sales and earnings being generated during the Company's first and fourth fiscal quarters. The results of operations of the Company's OTC segment have also been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's fourth quarter. Seasonal patterns of PM Resources' operations are highly dependent on weather, feeding economics and the timing of customer orders.

         In addition, consolidation of certain manufacturing, distribution, commercial and administrative functions between AGNU and Virbac, Inc. during 1999 will impact the comparative results of the Company between quarters and in future periods.

New Accounting Standards

         In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. The original implementation date of FAS 133 has been extended and it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of this new standard will not have a material impact on the Company's financial position, results of operations, or related disclosures.

Year 2000 Compliance

         The Year 2000 issue arose as a result of computer programs that were written using two digits rather than four to define the applicable year. Consequently, these computer programs may contain time-sensitive software which recognizes a date using "00" as the year 1900 rather than the year 2000. The impact of the Year 2000 issue extended beyond traditional computer hardware and software systems and could have potentially impacted telephone systems, building facilities systems, security systems and systems utilized by outside vendors and customers. Failure to effectively address the Year 2000 issue could have resulted in a disruption of operations and the inability to process transactions or to perform other normal business activities.

         The Company reviewed its key hardware and software systems for compliance. Those systems that were not in compliance have been repaired or updated to support Year 2000 compliance. Less critical systems, such as personal computers, have also been evaluated and upgraded. The cost of the repairs and upgrades to the key hardware and software systems and to the less critical systems have not been material to the Company's financial statements.

         The Company also evaluated its mission critical vendors and suppliers. The Company recognized that business could have been interrupted because of Year 2000 problems at one or more of its business partners such as vendors or customers.

         The Company believes that the Year 2000 issues did not pose significant operational problems for the Company because of its preparedness and because the Company's operations are not driven by systems technology. In addition, Year 2000 problems at the Company's business partners, if any, did not impact the Company's business.

Item 8.  Financial Statements.

         The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 14(a)(1) and (2) of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Nominees

         Name                       Age   Position

         Pascal Boissy              57    Chairman
         Eric Maree                 47    Director
         Pierre Pages, D.V.M.       48    Director
         Alec L. Poitevint, II      52    Director
         Bruce G. Baker             56    Director and Executive Vice President-
                                           Business Development

         Pascal Boissy has served as the Company's Chairman since March 1999. Mr. Boissy served as President of Virbac S.A. from April 1992 until December 1999. Virbac S.A. is a French veterinary pharmaceutical manufacturer that indirectly owns approximately 60% of the Company's outstanding common stock. He served on Virbac S.A.'s Board of Directors from 1989 through 1999, and served as President and Chairman of the Board of Directors of various subsidiaries of Virbac S.A. Mr. Boissy serves as a Rotarian Member of the Advisory Board of the Banque de France in Nice and as an Advisor for Foreign Trade to the French Government.

         Eric Maree was appointed by the Board of Directors on January 25, 2000 to complete the unexpired Class 2 term, which became vacant upon the resignation of Dr. Brian Crook. Mr. Maree joined Virbac S.A. in October 1999 and was appointed its President effective December 15, 1999. Previously, he was Chief Executive Officer of Laboratories Roche Nicholas and Vice President Roche Consumer Health, two subsidiaries of Hoffman La Roche, from 1994 through 1999.

         Pierre Pages, D.V.M. has been a Director since March 1999. Dr. Pages has served as Executive Vice President of Virbac S.A. and has been a member of the Directory Board in charge of Operations, Production, and Quality Assurance since January 1997. Prior to becoming Executive Vice President, Dr. Pages served as Director of International Operations from 1995 through 1997.

         Alec L. Poitevint, II has been a Director since January 1996, and previously served as the Company's Chairman from February 1997 until March 1999. Mr. Poitevint has been Chairman and President of Southeastern Minerals, Inc. and its affiliated companies since 1981 and 1976, respectively. Since May 1991, he has served as Director of the American Feed Industry Insurance Company, Des Moines, Iowa, and from May 1994 to April 1995, he served as Chairman of the American Feed Industry Association ("AFIA"). He is a director of the Georgia Agribusiness Council and a life member of the Poultry Leader Round Table of the Georgia Poultry Federation, and in 1988 and 1989 he served as Chairman of the National Feed Ingredients Association. He also has served in various capacities relating to Eastern European agricultural trade and market development, including Director of the International Republican Institute since March 1992. In addition, Mr. Poitevint currently serves as Treasurer of the Republican National Committee and as Treasurer of the Republican National Convention, a member of the RNC Budget Committee, and Republican National Committeeman for Georgia. He has served as the Vice Chairman and a director of the First Port City Bank, Bainbridge, Georgia since January 1994 and February 1989, respectively.

         Bruce G. Baker has been Executive Vice President, Business Development of the Company since March 1999. Previously, he served as President and Chief Executive Officer of Agri-Nutrition Group Limited from November 1, 1996 until its merger with Virbac, Inc. in March 1999. From March 1994 through October 1996, he was Vice President and Deputy Chief Executive, and he has been a Director since August 1993.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company believes that each such person complied with such filing requirements during the fiscal year ended December 31, 1999.

         See Item 4A of this report on Form 10-K for information on the Executive Officers of the Registrant.

Item 11.  Executive Compensation

         The following table sets forth compensation for the fiscal years ended December 31, 1999, 1998, and 1997 earned by the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration on an annual basis exceeded $100,000 during 1999 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                     Annual Compensation          Compensation
                                                                                Shares Underlying
          Name and               Year Ended                                          Options            All Other
     Principal Position          December 31        Salary          Bonus                              Compensation
Thomas L. Bell                1999               $    105,000   $      40,000          50,000       $        7,000
   President and Chief
   Executive Officer(1)

Bruce G. Baker                1999               $    178,333   $      16,667           8,000               12,000
   Executive Vice
   President - Business
   Development (2)

   President and Chief        1998               $    195,000              --              --               22,437
      Executive Officer (2)   1997               $    195,000              --              --               25,291

-----------------------------

(1) Mr. Bell joined the Company as its President and Chief Executive Officer effective May 6, 1999.
(2) Mr. Baker resigned as President and Chief Executive Officer of Agri-Nutrition Group Limited and took the position of Executive Vice President - Business Development effective March 5, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 6, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each Director of the Company and each Nominee, (iii) each Named Executive, and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the address of each stockholder is: c/o Virbac Corporation, 3200 Meacham Boulevard, Fort Worth, Texas 76137.


     Beneficial Owner                            Shares Beneficially Owned (1)         Percentage Ownership (1)
     Interlab S.A.S. (2)                                        12,580,918                          60.1
     Durvet/PMR, L.P. (3)                                        1,094,021                           5.2
     Pascal Boissy                                                  36,429                           0.2
     Bruce G. Baker (4)                                            557,275                           2.7
     Eric Maree                                                          -                             -
     Pierre Pages                                                    4,212                             -
     Alec L. Poitevint, II (5)                                     379,297                           1.8
     Thomas L. Bell                                                  6,000                             -
     Directors  and  Executive  Officers  as  a
       Group (7 persons) (6)                                       983,213                           4.7

-------------------------------------------

(1) Includes shares issuable upon the exercise of options that are exercisable within 60 days of the date of this Form 10-K. The shares underlying such option are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Interlab S.A.S. is a wholly-owned subsidiary of Virbac S.A. Its address is 13 emme rue - L.I.D., 06517 Carros Cedex, France.
(3) The address of Durvet/PMR, L.P. is P.O. Box 279, 100 S.E. Magellan Drive, Blue Springs, Missouri 64014. The general partner of Durvet/PMR, L.P. is Durvet, Inc., and the limited partners of Durvet/PMR L.P. are the 25 stockholders of Durvet, Inc., each of which has a 3.2% interest in the partnership.
(4) Includes options to purchase 100,000 shares of Common Stock and shares held by Mr. Baker's spouse. Excludes 37,200 shares held by an independent trustee for the benefit of three adult children and 12,000 shares held by such children.
(5) Mr. Poitevint's address is Southeastern Minerals, Inc., P.O. Box 1866, 1100 Dothan Road, Bainbridge, Georgia 31718. Includes options to purchase 5,000 shares of Common Stock. Also includes 147,252 shares held by Marshall Minerals, Inc. and 162,339 shares held by Mineral Associates, Inc. Mr. Poitevint is president and chairman of both corporations, but is not a controlling shareholder of either corporation, and disclaims beneficial ownership of such shares. Also includes 20,000 shares held by adult children, for which Mr. Poitevint disclaims beneficial ownership.
(6)  Includes options to purchase 100,000 shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions.

         The Company has adopted a policy that any transaction between the Company and any of its officers, Directors, or holders of as much as five percent of any class of its capital stock is required (i) to be on terms no less favorable than those that could be obtained from unaffiliated parties and (ii) to be approved by a majority of disinterested Directors.

         During 1999 the Company purchased $1,843,470 of raw materials and finished goods from, and sold $234,723 of finished goods to, VBSA and its affiliates. VBSA also reimbursed the Company $315,477 for research and development costs incurred on its behalf.

         In addition, during 1999 the Company entered into an agreement with VBSA, giving the Company the exclusive U.S. and Canadian rights to manufacture and distribute products currently in development and previously developed by VBSA. VBSA also agreed to reimburse the Company $400,000 in 2000 for internal costs incurred in assisting VBSA obtain U.S. registration for VBSA products currently in development. Beginning in 2001, the Company will pay VBSA a royalty of 3% on VBSA-developed products sold by the Company. The Company has also agreed to pay VBSA an anual fee of $500,000 for a period of four years beginning in 2001 in order to induce VBSA to continue research and development efforts that may benefit the Company.

         In 1999, the Company entered into an agreement with VBSA appointing VBSA as its exclusive distributor for its pet health care products outside of the U.S. and Canada. Under the agreement, VBSA guarantees a minimum overall annual gross profit through 2004, which is based upon an annual 10% increase from the gross profit realized by the Company on its 1998 export sales.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) List of Financial Statements. The following is a list of the financial statements included at pages F-1 through F-28 in this Report on Form 10-K:

                Report of Independent Accountants
                Report of Independent Public Accountants
                Consolidated Statements of Operations for the Years Ended
                    December 31, 1999, 1998 and 1997
                Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1999, 1998 and 1997
                Consolidated Statements of Shareholder's Equity for
                    Years Ended December 31, 1999, 1998 and 1997
                Notes to Consolidated Financial Statements

             (2) List of Financial Statement Schedules.  Schedule II - Valuation
                 of Qualifying Accounts and Reserves is furnished. All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999:

                  None.

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

2.4(a) Warehousing and Distribution  Agreement between Purina Mills, Inc. and PM
     Resources, Inc. dated September 9, 1993

2.5(a) Indemnity  agreement  between Purina Mills,  Inc. and PM Resources,  Inc.
     dated September 9, 1993

2.11(i)  Agreement  and Plan of Merger,  dated  October 16,  1998,  by and among
     Agri-Nutrition Group Limited, Virbac, S.A. and Virbac, Inc.

3.1(b) Restated Certificate of Incorporation

3.2(b) Amended and Restated By-Laws

4(a) Specimen stock certificate

10.2(f)  Fourth  Restated  Employment  Agreement  between  Agri-Nutrition  Group
     Limited and Bruce G. Baker dated as of November 1, 1996

10.10(a) Form of Indemnification Agreement

10.11(a) 1994 Incentive Stock Plan

10.13(c) Reload Option and Exchange Exercise Plan

10.14(d) 1995 Incentive Stock Plan

10.15(e) 1996 Incentive Stock Plan

10.24(g) Credit  Agreement  by and  between  Agri-Nutrition  Group  Limited,  PM
     Resources, Inc., St. JON Laboratories, Inc. and First Bank, dated May 14, 1998

10.25(h) Amended Credit Agreement by and between  Agri-Nutrition  Group Limited,
     PM Resources, Inc., St. JON Laboratories, Inc. and First Bank dated August 6, 1998

10.26(k)Second Amendment to Credit Agreement by and between Agri-Nutrition Group
     Limited, PM Resources, Inc., and St. JON Laboratories, Inc., and First Bank dated October 2, 1998.

10.27+Second Amendment to Credit Agreement by and between Virbac Corporation, PM
     Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., and Virbac AH, Inc. and First Bank dated May 1, 2000.

21(k)List of subsidiaries

23+  Consent of PricewaterhouseCoopers LLP

     Consent of Arthur Andersen LLP

27+  Financial data schedule


99(j) Press Release of the Company dated October 19, 1998.



+    Filed herewith.

(a) Filed as Exhibit of same number to the Registrant's Registration Statement on Form S-1, File No. 33-78646, and incorporated herein by reference.
(b) Filed as Exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended January 31, 1996, and incorporated herein by reference.
(c) Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, File No. 33-86892, and incorporated herein by reference.
(d) Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-93340, and incorporated herein by reference.
(e)  Filed  as  exhibit  of the same  number  to the  Registrant's  Registration
     Statement on Form S-8, File No. 33-3192, and incorporated herein by reference.
(f) Filed as exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended October 31, 1997, and incorporated herein by reference.
(g) Filed as exhibit of the same number to the Registrant's Form 10-Q for the Quarterly Period ended April 30, 1998, and incorporated herein by reference.
(h) Filed as exhibit of the same number to the Registrant's Form 10-Q for the Quarterly Period ended July 31, 1998, and incorporated herein by reference.
(i) Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 17, 1998, and incorporated herein by reference.
(j) Filed as exhibit of the same number to the Registrant's Current Report on Form 8-K, filed November 17, 1998, and incorporated herein by reference.
(k) Filed as exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended October 31, 1998, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VIRBAC CORPORATION




                                    By: /s/ THOMAS L. BELL
                                           Thomas L. Bell
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                       Title                                  Date

/s/ Thomas L. Bell              President, Chief Executive
Thomas L. Bell                  Officer, and Director
                                (Principal Executive Officer)

/s/ Henry B. Haley              Vice President and Chief
Henry B. Haley                  Financial Officer
                                (Principal Accounting Officer)

/s/ Pascal Boissy               Chairman of the Board
Pascal Boissy

/s/ Bruce G. Baker              Director
Bruce G. Baker

/s/ Eric Maree                  Director
Eric Maree

/s/ Alec L. Poitevint, II       Director
Alec L. Poitevint, II

/s/ Pierre Pages                Director
Pierre Pages

                          INDEX TO FINANCIAL STATEMENTS

                             Virbac Corporation Page

Report of Independent Accountants........................................   F-2

Report of Independent Public Accountants.................................   F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998.............   F-4

Consolidated Statements of Operations for Each of the Three Years Ended
      December 31, 1999..................................................   F-5

Consolidated Statements of Cash Flows for Each of the Three Years Ended
      December 31, 1999..................................................   F-6

Consolidated Statements of Shareholders' Equity for Each of the Three
      Years Ended December 31, 1999......................................   F-8

Notes to Consolidated Financial Statements...............................   F-9

                        Report of Independent Accountants

To Board of Directors and
Shareholders of Virbac Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Virbac Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1998 and for the two years then ended were audited by other independent accountants whose report dated January 20, 1999 expressed an unqualified opinion on those statements.

     PricewaterhouseCoopers LLP
     Fort Worth, Texas
     May 1, 2000

                    REPORT OF INDEENDENT PUBLIC ACCOUNTANTSs

To the Stockholders of
Virbac, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Virbac, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virbac, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                         ARTHUR ANDERSEN LLP





Fort Worth, Texas
     January 20, 1999



                               VIRBAC CORPORATION

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                                                          December 31,
                                                                                   1999                  1998
Assets
Current assets:

   Cash and cash equivalents                                                 $       231,297       $       412,378
   Accounts receivable, net                                                        5,555,363             1,230,361
   Accounts receivable - Virbac SA                                                   424,931                91,212
   Inventories, net                                                               13,773,605             3,355,504
   Prepaid expenses and other assets                                                 919,112               845,840
                                                                           -----------------      ----------------
                                                                                  20,904,308             5,935,295

Property, plant and equipment, net                                                12,765,120             4,904,520
Goodwill   and other intangible assets, net                                        9,953,120             1,804,885
Other assets                                                                          10,470                35,951
                                                                           -----------------      ----------------
   Total Assets                                                            $      43,633,018     $      12,680,651
                                                                           =================      ================

Liabilities and Shareholders' Equity
Current liabilities:

   Bank overdraft                                                          $       1,059,584     $              --
   Current portion of long-term debt and notes payable                             1,564,080             3,200,000
   Advance from Virbac S.A.                                                               --             2,000,000
   Accounts payable
      Trade                                                                        2,520,238               503,724
      Virbac S.A.                                                                    776,586               262,487
   Accrued expenses                                                                2,723,588               823,740
                                                                           -----------------      ----------------
                                                                                   8,644,076             6,789,951

Long-term debt and notes payable                                                   9,347,993             4,000,000

Commitments and contingencies (Notes 2 and 13)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
       20,975,747 and 12,580,918 issued, respectively)                               209,757               125,809
   Additional paid-in capital                                                     33,998,794             8,284,453
   Accumulated deficit                                                            (8,470,021)           (6,519,562)
                                                                           -----------------      ----------------
                                                                                  25,738,530             1,890,700
   Less:  Treasury stock at cost (42,949 and 0 shares, respectively)                 (97,581)                   --
                                                                           -----------------      ----------------
                                                                                  25,640,949             1,890,700
                                                                           -----------------      ----------------
   Total Liabilities and Shareholders' Equity                                $    43,633,018       $    12,680,651
                                                                           =================      ================


The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                      Consolidated Statements of Operations

--------------------------------------------------------------------------------


                                                                           For the Years Ended December 31,
                                                                -------------------------------------------------------
                                                                      1999               1998              1997
Net revenues                                                    $     43,717,824   $     15,051,090  $     16,235,284
Cost of goods sold                                                    25,774,014          5,564,757         5,909,671
                                                                ----------------   ----------------  ----------------
  Gross profit                                                        17,943,810          9,486,333        10,325,613

Operating expenses

   Sales and marketing                                                 8,272,404          5,768,218         5,737,787
   General and administrative                                          6,833,286          2,682,332         2,665,945
   Research and development, net of                                      999,402            985,313         1,388,903
   Warehouse and distribution                                          1,805,544          1,288,993         1,263,798
                                                                ----------------   ----------------  ----------------
      Income (loss) from operations                                       33,174        (1,238,523)        (730,820)

Other income (expense)
   Interest expense                                                    (576,950)          (582,611)         (525,342)
   Other                                                                      --              (252)               955
                                                                ----------------   ----------------  ----------------

Loss before income taxes                                               (543,776)        (1,821,386)       (1,255,207)

Income tax benefit                                                            --                 --                --
                                                                ----------------   ----------------  ----------------
Net loss                                                        $      (543,776)   $    (1,821,386)  $    (1,255,207)
                                                                ================   ================  ================
Basic and diluted loss per share                                $          (.03)   $          (.14)  $          (.10)
                                                                ================   ================  ================
Basic and diluted shares outstanding                                  19,677,053         12,580,918        12,580,918
                                                                ================   ================  ================



The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------


                                                                                For the Years Ended December 31,
                                                                   ------------------------------------------------------------
                                                                          1999                 1998                1997

Operating activities:
Net loss                                                           $      (543,776)     $    (1,821,386)    $    (1,255,207)

Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                       1,508,908              846,208             889,031
      (Gain) loss on disposal of assets                                       7,547                9,140             (4,360)
      Changes in operating assets and liabilities,
         net of the effects of the Merger:
      (Increase) decrease in accounts receivable, net                     (440,236)              206,774             485,425
      (Increase) decrease in inventories, net                           (3,091,174)              129,968           (746,102)
      (Increase) decrease in prepaid expenses and other                     353,224            (487,707)            (27,195)
      Increase (decrease) in accounts payable                           (1,047,973)             (54,025)             631,037
      Increase in accrued expenses                                           12,256               14,893              22,813
                                                                    ---------------     ----------------     ---------------
Net cash used in operating activities                                   (3,241,224)          (1,156,135)             (4,558)
                                                                    ---------------     ----------------     ---------------
Purchase of property, plant and equipment                                 (504,720)             (59,455)           (148,591)
Purchase of Agri-Nutrition Group Limited, net
   of cash acquired (see Note 1)                                          (643,979)                   --                  --
Acquisition of licensing rights (see Note 13)                           (1,000,000)                   --                  --
Other                                                                      (70,420)             (56,079)            (87,007)
                                                                    ---------------     ----------------     ---------------
Net cash used in investing activities                                   (2,219,119)            (115,534)           (235,598)
                                                                    ---------------     ----------------     ---------------
Financing activities:
Proceeds from long-term debt and notes payable                            2,500,000            1,000,000           6,700,000
Repayment of long-term debt and notes payable                           (8,783,443)            (400,000)         (2,500,000)
Increase in bank overdraft                                                1,059,584                   --                  --
Advance from (reimbursement to) Virbac S.A.                                      --            1,000,000         (4,000,000)
Cash infusion by Virbac S.A. in connection with
   the Purchase of Agri-Nutrition Group Limited
   (see Note 1)                                                          13,749,897                   --                  --
Purchase and retirement of shares (see Note 2)                          (3,246,776)                   --                  --
                                                                    ---------------     ----------------     ---------------
Net cash provided by financing activities                                 5,279,262            1,600,000             200,000
                                                                    ---------------     ----------------     ---------------
Increase (decrease) in cash and cash equivalents                          (181,081)              328,331            (40,156)
Cash and cash equivalents, beginning of period                              412,378               84,047             124,203
                                                                    ---------------     ----------------     ---------------
Cash and cash equivalents, end of period                           $        231,297     $        412,378    $         84,047
                                                                    ===============     ================     ===============

The accompanying notes are an integral part of these consolidated financial statements.



                               VIRBAC CORPORATION

                Consolidated Statements of Cash Flows (Continued)

--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

                                                                        For the Years Ended December 31,
                                                           -----------------------------------------------------------
                                                                  1999                1998                1997
Cash paid for interest                                     $      592,806      $      623,534      $      470,573
Cash paid for income taxes                                             --                  --                  --


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

         See Note 7 for information regarding the transfer of 1998 outstanding debt to the September 7, 1999 new, three-year, $10 million facility.









The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                 Consolidated Statements of Shareholders' Equity

--------------------------------------------------------------------------------


                                     Common Stock                                               Treasury Stock
                             ----------------------------                                ----------------------------
                                                            Additional
                                Number          Par          Paid In       Accumulated      Number
                               of Shares       Value         Capital         Deficit      of Shares       Amount          Total
Balance,
December 31, 1996              12,580,918   $    125,809  $  8,284,453    $ (3,442,969)            --  $         --   $  4,967,293

Net loss                               --             --            --     (1,255,207)             --            --     (1,255,207)

Balance
December 31, 1997              12,580,918        125,809     8,284,453     (4,698,176)             --            --      3,712,086

Net loss                               --             --            --     (1,821,386)             --            --     (1,821,386)

Balance
December 31, 1998              12,580,918        125,809     8,284,453     (6,519,562)             --            --      1,890,700

Cash infusion by VBSA                                       13,749,897                                                  13,749,897
in connection with the
Merger (see Note 1)

Debt payable to Virbac                                       2,000,000                                                   2,000,000
S.A. recapitalized as
equity (see Note 1)

Purchase of Agri-Nutrition
  Group Limited
   (see Note 1)                 9,387,279         93,873    11,637,538                                                  11,731,411

Issuance of shares to
directors                           7,550             75         8,418                                                       8,493

Purchase and retirement
of shares pursuant to
Mandatory Tender
Offer (see Note 2)            (1,000,000)       (10,000)   (1,620,000)     (1,406,683)                                  (3,036,683)

Purchase of treasury
shares                                                                                         80,000      (210,093)      (210,093)

Issuance of treasury
shares to retire debt                                          (61,512)                       (37,051)       112,512         51,000

Net loss                                                                     (543,776)                                    (543,776)

Balance,
December 31, 1999              20,975,747   $    209,757  $ 33,998,794    $(8,470,021)         42,949  $   (97,581)   $ 25,640,949





The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                   Notes to Consolidated Financial Statements


1.       Nature of Operations and Basis of Presentation

         Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, dental and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, and Francodex brand names.

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. Pursuant to the merger agreement dated October 16, 1998 (the "Merger Agreement"), the merger was completed by the following series of transactions:
(i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12,580,918 shares of AGNU stock to Interlab S.A.S., a wholly owned subsidiary of VBSA ("VBSA Sub"); and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity and VBSA its majority stockholder. The name of the surviving entity was then changed to Virbac Corporation.

         For financial statement reporting purposes, the merger is considered a purchase of AGNU by Virbac, Inc. Accordingly, the 1998 and 1997 financial statements reflect the operations Virbac, Inc. Earnings per share for the periods ending December 31, 1998 and 1997 have been restated to reflect the number of equivalent shares received by Virbac, Inc.

2.       The Merger

         As discussed in Note 1, the Company is the combination of Virbac, Inc. and AGNU, the merger of which has been accounted for as a purchase of AGNU by Virbac, Inc. The purchase price of $13.0 million assigned to the transaction is the market value of the outstanding Common Stock shares of AGNU at the time of the merger announcement (9,387,279 shares of AGNU at $1.25 per share, or $11.7 million) plus the direct acquisition cost incurred by Virbac, Inc. The purchase price has been allocated to the acquired assets and liabilities based on estimated fair market values as follows ($000's).

         Working Capital                                         $       (2,970)

         Fixed Assets                                                     8,413

         Identifiable Intangible Assets                                     223

         Goodwill                                                         7,295
                                                                 --------------
                                                                 $       12,961
                                                                 ==============
         Goodwill is being amortized over twenty years.

         The acquisition was accounted for as a purchase and the results of the operations of AGNU have been included in the Company's consolidated financial statements only since the date of the Merger, March 5, 1999. The unaudited consolidated statements of operation data is presented below on a pro forma basis as though the Merger had occurred as of the beginning of

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

1998. Adjustments to net loss include a reduction in interest expense to reflect a contribution of $15.7 million from Virbac S.A., which was primarily used to reduce debt.

                               Pro Forma Information
                (unaudited, and in thousands except per share data)

                                               For the Years Ended December 31,
                                           -------------------------------------
                                                1999                     1998

         Net sales                          $      48,906       $      47,982
         Net loss                                   1,043               1,718
         Basic and diluted loss per share             .05                 .08

         Also, pursuant to the Merger Agreement, in April 1999 the Company commenced a public tender offer to purchase 1,000,000 shares of the Company's outstanding Common Stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA Sub as part of the merger were excluded from this tender offer. Although these treasury shares were not formally retired by the Board of Directors until January 2000, they are deemed to have been constructively retired when purchased. Following the Mandatory tender Offer, VBSA controls approximately 60% of the outstanding Common Stock of the Company. In addition, if, prior to the second anniversary of the Merger, the closing sale price of the Company's Common Stock has not reached $3.00 per share for 40 consecutive trading days, the Company will conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender offer will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share.

3.       Summary of Significant Accounting Policies

Principals of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

         Accounts receivable consists of the amounts estimated to be collectible on sales, after allowance for uncollectible amounts based on historical experience. At December 31, 1999 and 1998, the allowance for uncollectible accounts was $170,606 and $64,639, respectively.

Cash and cash equivalents

         For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk

         Financial instruments which potentially subject the Company to significant concentrations of credit risk as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of accounts receivable.

         The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary buying group represent the Company's largest group of customers and accounted for approximately 11% of net sales in 1999. In 1998, another customer represented 15% of net sales. No customer accounted for more than 10% of net sales in 1997. The Company does not require collateral from its customers.

Relationship with suppliers

         The Company purchases certain chemical materials from multiple suppliers including VBSA (see Note 15), for which alternative suppliers also exist and are adequate. However, certain chemical materials are proprietary in nature, and the Company's ability to procure such chemical materials is limited to those suppliers with proprietary rights. The Company considers its relationships with its primary suppliers to be strong.

Fair value of financial instruments

         For purposes of financial reporting, the Company has determined that the fair value of the Company's debt approximates book value at December 31, 1999 and 1998, based on terms currently available to the Company in financial markets.

Inventories

         Inventories are stated at the lower of average cost or market, which approximates the first-in, first-out method. Inventoriable costs include materials, direct labor and manufacturing overhead. Inventories are stated net of a reserve for estimated excess and obsolete inventory.

Property, plant and equipment

         Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals, and betterments are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any profit or loss on dispositions credited or charged to income.

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of the properties over their estimated useful lives. The straight-line method of depreciation is utilized for substantially all asset categories.

         A summary of estimated useful lives used in computing depreciation for financial statement reporting is as follows:

                                                         Estimated
                                                         Useful life

Building and leasehold improvements                      5-30 years
Machinery and equipment                                  8-12 years
Furniture and fixtures                                    5-7 years
Vehicles                                                    5 years

Goodwill and other intangible assets

         Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations and is capitalized and amortized on a straight-line basis over 20 years. Other intangible assets, which consist primarily of licenses, patents, and trademarks, are amortized on a straight-line basis over the lives of the related assets, which range from one to twenty years.

         The carrying value of goodwill and other intangible assets is assessed for recoverability by management based on an analysis of future expected undiscounted cash flows from the underlying operations of the Company. To the extent expected future discounted cash flows are less than the carrying value of goodwill and other intangible assets, a writedown to the extent of such shortfall may be recognized. Management believes that there has been no impairment as of December 31, 1999.

Long-lived assets

         Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company's management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable, based on the undiscounted cash flows of operations over the remaining amortization period, then the carrying value of the asset will be reduced to fair value. Management believes that its long-lived and intangible assets are fully recoverable.

Advertising expense

         Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1999, 1998 and 1997 was $1,759,086, $1,504,926 and $1,948,727, respectively.

Research and development expenses

         Research and development costs are charged to expense when incurred. In 1999, the Company entered into a contract with VBSA to perform research and development services for specific products to be launched in 2001. In 1999, the Company was reimbursed $300,000 by VBSA for services performed in fiscal 1999. See also Note 15.

Income taxes

         The Company uses the liability method of accounting for income taxes as mandated by Statement of Financial Accounting Standards No. 109. Under the liability method, deferred taxes are recognized for the estimated future tax effects attributable to temporary differences between the book and tax bases of assets and liabilities as well as carryforward items. These tax effects are measured based on provisions of enacted tax laws. The classification of any net deferred tax assets and/or liabilities, i.e., current or non-current, will be based primarily on the classification of the related assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings (loss) per share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period, but does not consider dilution for potentially dilutive securities. Diluted EPS reflects dilutive potentil common shares. Dilutive potential common shares arising from the effect of outstanding stock options are computed using the treasury stock method, if dilutive.

         For fiscal 1999, 1998 and 1997, the number of weighted average shares and potential common shares is as follows:


                                                                              Year Ended December 31,
                                                                ----------------------------------------------------
                                                                      1999             1998              1997
Weighted average shares - basic                                     19,677,053        12,580,918       12,580,918
Potential common shares
       Stock options                                                    16,632                --               --
       Debt payable in stock                                            63,273                --               --
Total weighted average common and
      Potential common shares - diluted                             19,756,958        12,580,918       12,580,918



         The potential common shares have not been included in the computation of diluted EPS because to do so would have been anti-dilutive for 1999, 1998 and 1997. Weighted average shares for the period ending December 31, 1998 and 1997 have been restated to reflect the number of equivalent shares received by Virbac, Inc. in conjunction with the March 1999 purchase of Agri-Nutrition Group Limited.

Preferred stock

         The Company's Board of Directors may, without further action by stockholders, from time-to-time direct the issuances of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of December 31, 1999.

Environmental policy

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

         The former owners of PM Resources, Zema and St. JON have indemnified the Company from environmental claims resulting from any liabilities or obligations arising from events occurring prior to the acquisitions of these three companies which the Company did not expressly assume. The Company has been notified by certain state agencies of non-compliance with certain state and federal environmental regulations. However, management believes that the resolution of these issues will have no material effect on the Company's financial position, cash flows or results of operations.

Employee stock-based compensation

         Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), allows companies to use the fair value method defined in the statement or to continue use of the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25). The Company will continue to use the provision of APB 25 in determining net income. See Note 10 for the pro forma impact on the net loss and loss per share for the years ended December 31, 1999, 1998 and 1997.

New Accounting Standards

         In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. The original implementation date of FAS 133 has been extended and it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of this new standard will not have a material impact on the Company's financial position, results of operations, or related disclosures.

4.       Inventories

         Inventories consist of the following:

                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   1999                  1998
         Raw materials                                                       $       6,340,906   $         799,848
         Packaging                                                                   2,276,927             855,305
         Finished goods                                                              6,069,769           1,756,137
                                                                             -----------------   -----------------
                                                                                    14,687,602           3,411,290
         Less - Reserve for excess and obsolete inventories                           (913,997)            (55,786)
                                                                             -----------------   -----------------
                                                                             $      13,773,605   $       3,355,504
                                                                             =================   =================

5.       Property, plant and equipment

         Property, plant and equipment consist of the following:

                                                           December 31,
                                               ---------------------------------
                                                    1999                1998

         Land                                   $   3,405,072     $     642,072
         Building and improvements                  6,919,081         4,555,262
         Production equipment                       4,813,438         1,373,647
         Furniture and fixtures                       545,862           548,728
         Computer equipment and software              601,427           487,716
                                                -------------    --------------
                                                   16,284,880         7,607,425
         Less-Accumulated depreciation             (3,519,760)       (2,702,905)
                                                -------------    --------------
                                                $  12,765,120     $   4,904,520
                                                =============    ==============

In 1999, 1998 and 1997, depreciation expense was approximately $1,068,908, $500,000, and $547,000, respectively.

6.       Goodwill and other intangible assets

         Goodwill and other intangible assets consist of the following:

                                                                                      December 31,
                                                                         ----------------------------------------
                                                                                 1999                1998
         Goodwill                                                        $      10,653,334     $    3,367,553
         Patents, licenses, trademarks and other                                 1,835,745            482,144
                                                                         -----------------     --------------
                                                                                12,489,079          3,849,697

         Less-Accumulated amortization                                          (2,535,959)        (2,044,812)
                                                                         -----------------     --------------
                                                                         $       9,953,120     $    1,804,885
                                                                         =================     ==============

         See Note 13 for discussion of the acquisition of licensing rights in 1999. In 1999, 1998 and 1997, amortization expense was approximately $440,000, $346,000, and $342,000, respectively.

7.       Long-Term Debt and Notes Payable

         The Company has a revolving credit facility of $12,350,000 at December 31, 1999. Long-term debt and notes payable consist of the following:

                                                                                              December 31,
                                                                                 -------------------------------------
                                                                                    1999                    1998
         Revolving credit facility with a financial institution up to $12.350 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon financial
         performance (7.75%, as of December 31, 1999).                        $  10,616,090          $          --

         Note payable dated September 25, 1997,  interest at prime, due in annual installments of $97,991, plus accrued interest,
         maturity September 25, 2001                                                195,983                     --

         Note payable dated  September  1997, due in 2000, with $49,000 payable in cash, plus interest at prime, and $51,000 of
         the Company's common stock                                                 100,000                     --

         Revolving line of credit with a financial institution up to $1,000,000, interest paid quarterly at LIBOR +.95%,
         uncollateralized and guaranteed by Virbac, SA. paid in full.                    --              1,000,000

         Revolving  line of credit with a financial  institution  up to
         $4,000,000,  with interest paid  quarterly at LIBOR plus .75%,
         guaranteed by Virbac, SA., paid in full.                                        --              4,000,000

         Note payable to a financial institution, dated July 6, 1994, with interest paid quarterly from the date of initial advance at LIBOR plus .95%, uncollateralized and guaranteed by
         Virbac, S.A., paid in full                                                     --               2,200,000
                                                                              -------------    -------------------
                                                                                 10,912,073              7,200,000
         Less current portion                                                    (1,564,080)            (3,200,000)
                                                                              -------------    -------------------
                                                                              $   9,347,993     $        4,000,000
                                                                              =============    ===================



         On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year $10 million facility. The outstanding debt associated with the then-outstanding facilities, approximately $3.2 million, was transferred to the new three-year, $10 million facility. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to its acquisition of certain product manufacturing rights (see Note 13) and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase is to be repaid in installments from February to July 2000. Of the remaining $10 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. At December 31, 1999, $1.7 million was available under the credit facility. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At December 31, 1999, the Company is paying prime minus 75 basis points (7.75%). A commitment fee, ranging from .25% to 1.25%, is calculated on the unused portion of the facility to be paid quarterly. In addition, a letter of credit commitment fee, ranging from 1% to 1.375%, per annum, based upon financial performance ratios, are calculated for all letters of credit issued up to and including October 31, 1999, and thereafter.

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At December 31, 1999, the Company was not in compliance with these covenants. However, the lending bank has waived such non-compliance for the periods through April 30, 2000. On May 1, 2000, the Company and the bank amended the revolving credit facility and the Company would have been in compliance with such amended covenants at December 31, 1999.

8.       Financial Results

         The Company reported a net loss of $1.9 million for the fourth quarter of 1999. The results for the fourth quarter were adversely affected by inventory write-offs, lower sales, and costs associated with the consolidation of the Company's production and distribution facilities during the fourth quarter. During the fourth quarter of 1999, the Company wrote-off approximately $750,000 of inventory in conjunction with the consolidation. Revenues, which are typically lower in the fourth quarter compared to the rest of the year due to seasonality, were further unfavorably impacted by disruptions to shipments caused by the consolidation process. Net revenues during the fourth quarter were approximately $4.0 million lower than in the third quarter of 1999. This decrease resulted in a decrease in gross profit of $1.6 million.

9.       Common Stock Transactions

         During the year ended December 31, 1999, the Company purchased 1,000,000 shares of its common stock for constructive retirement pursuant to the Mandatory Tender Offer at an aggregate cost of $3,036,683. See Note 2. In June 1999, the Board of Directors authorized, under the Stock Repurchase Plan, the Company to purchase in the open market up to $250,000 of the Company's common stock. As of December 31, 1999 the Company had repurchased approximately 80,000 shares at an aggregate cost of $210,093. These shares were purchased to satisfy, in part, future distributions of stock under stock compensation plans and under an agreement to retire certain debt. During the year, 37,051 shares of treasury stock were reissued to retire $51,000 of debt.

10.      Stock Options

         The Company has a Reload Option and Exchange  Exercise Plan (the Reload
Plan) which permits employees holding options to elect, in accordance with terms of the Reload Plan, to pay the exercise price of such options by surrendering shares of the Company's common stock already owned by the employee. The shares surrendered are valued at the reported closing market price of the Company's common stock on the date that the employee provides the notice of intent to exercise the option and surrenders the shares in payment of the exercise price. The Reload Plan also provides for the issuance to the employee of a new option to acquire the number of shares of the Company's common stock surrendered in the option exercise with an exercise price per share equal to the per-share valuation applicable to the shares surrendered. There are 200,000 shares reserved for issuance under the Reload Plan; no options have been granted to date under this plan.

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years. At December 31, 1999, a total of 1,655,000 shares were reserved for issuance under the plans.

         A summary of the incentive plans' stock option activity for the years shown is as follows:

                                                                Weighted Average
                                               Options           Exercise Price

Balance, December 31, 1998 and 1997                     0          $     --

AGNU options from merger                        1,949,500              1.41
Granted                                           245,000              1.32
Forfeited                                        (217,500)             1.53
Expired                                          (945,500)             1.12
Balance, December 31, 1999                      1,031,500           $  1.64

         The Company has adopted FAS 123, which addresses accounting for stock options and warrant plans and selected the "intrinsic value based method" for valuing stock options granted to employees. Had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in FAS 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.


                                                                               December 31,
                                                            ---------------------------------------------------
                                                                 1999              1998             1997
Net loss as reported                                        $     (543,776)  $    (1,821,386)  $   (1,255,207)
Pro forma net loss                                                (596,653)       (1,821,386)      (1,255,207)

Basic and diluted loss per share as reported                         (0.03)            (0.14)           (0.10)
Pro forma loss per share                                             (0.03)            (0.14)           (0.10)

Weighted average fair value of options granted                  $      0.68  $            --   $            --


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: For grants in fiscal 1999, a weighted average risk free interest rate of 5.88%; weighted average expected volatility of 51.85%; no dividends, and an expected life of five years. FAS 123 does not require pro forma disclosure of the effect of options and warrants granted in years prior to fiscal 1996. The pro forma effect of compensation costs using the fair value based method are not indicative of future amounts when the new method will apply to all outstanding option and warrant grants.

The following table summarizes information for stock options outstanding and exercisable at December 31, 1999:


                                                Weighted Average                          Exercisable
 Range of Exercise         Number                                               Number           Weighted Average
       Price            Outstanding     Remaining Life    Exercise Price      Outstanding         Exercise Price
$1.25 - $2.00                966,500         7.3 years   $         1.50           710,200           $   1.55
$2.01 - $4.25                 65,000         5.5 years             3.78            65,000               3.78

$1.25 - $4.25              1,031,500         7.2 years   $         1.64           775,200           $   1.74


11.      Income Taxes

         Due to the Company's net losses in 1999, 1998 and 1997, and due to the lack of any loss carryback opportunities, the Company has no taxes currently payable or refundable during 1999. The effective income tax rate differs from the statutory federal income tax rate, principally as a result of the valuation allowance related to the net operating loss carryforward.

         The following table summarizes the net deferred tax assets as of December 31, 1999 and 1998:

                                                  December 31,
                                     ----------------------------------------
                                             1999                1998
 Asset reserves                      $         366,000     $       41,000
 Nondeductible liabilities                     117,000            122,000
 Net operating loss carryforward             2,078,000            983,000
 Depreciation and amortization                (368,000)           256,000
 Other                                         229,000             43,000
                                     -----------------     --------------
                                             2,422,000          1,455,000

 Valuation allowance                        (2,422,000)        (1,445,000)
                                     -----------------     --------------
 Deferred income tax, net            $              --     $           --
                                     ==================    ==============

         Management has concluded that, based on the Company's history of losses, it is currently more likely than not that the Company will not realize its net deferred tax assets. Therefore, the Company has provided a 100%
valuation allowance on its net deferred tax assets. Of the $2.4 million valuation allowance at December 31, 1999, approximately $.7 million relates to the Company's purchase of Agri-Nutrition Group Limited. If the Company subsequently recognizes tax benefits associated with this valuation allowance, the benefit will be a reduction of goodwill.

         The Company's tax net operating loss carryforwards of approximately $6,111,000 will begin to expire in the year 2010. The Company has available an unused tax credit carryforward of $58,000 which may be available against future taxable income and expire beginning the year 2008.

12.      Employee Savings Plan

         The Company sponsors three 401(k) savings plans (the Plans). Former employees of Virbac, Inc. participate in one plan, non-union former employees of AGNU participate in a separate plan, and union employees of PMR participate in a third plan. Substantially all employees of the Company may participate in one of the Plans, subject to certain eligibility and entry requirements. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% or 20% of the employees' salaries, depending upon the Plan. The Plans permit various employer contributions. Employer contributions were $175,000, $19,000, and $22,000 for 1999, 1998, and 1997,
respectively.

13.      Commitments and Contingencies:

Operating Leases

         The Company leases facilities and certain machinery under non-cancelable operating leases that expire at various dates through December 2004 and have renewal options ranging from 1 to 5 years. See Note 15 regarding the lease with a related party. Future lease payments under non-cancelable operating leases as of December 31, 1999, are as follows:

         2000                                                $      283,749
         2001                                                       141,118
         2002                                                        39,086
         2003                                                        24,513
         2004                                                        18,780
         Total minimum lease payments                        $      507,246

         Total rent expense under operating leases was $163,301, $39,944 and $42,438, in fiscal years 1999, 1998, and 1997, respectively. Subtenant rental income was $37,510 in 1999 and zero in 1998 and 1997, respectively. Future minimum lease payments have not been reduced by future minimum, subtenant rental income of $90,024.

Acquisition of Licensing Rights

         In 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party for a period of 15 years. In December 1999, the Company paid $1,000,000 at signing in partial payment for these rights, and, depending upon the third party reaching certain registration milestones, the Company is committed to paying in fiscal 2000, 2001 and 2002 approximately $1.7 million, $750,000 and $700,000, respectively.

Litigation

         The Company is subject to certain litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes that the final outcome of any current litigation or claim will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Contingent Tender Offer

         As described in Note 2, if, prior to the second anniversary of the merger, the closing price of the Company's Common Stock has not reached $3.00 per share for 40 consecutive trading days, the Company will conduct a public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the Merger Agreement, each tender offer will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share.

Adjustment of the Merger Shares

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current stockholders. As of December 31, 1999, 808,000 pre-merger options were outstanding; no pre-Merger options were exercised in 1999. The Company will issue additional shares of Common Stock with an aggregate value of $51,000 pursuant to the Mardel Merger Agreement in September 2000. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

14.      Facility Closures

         In conjunction with the Merger, the Company assessed, formulated and announced plans to consolidate its manufacturing and distribution operations. Under the plan, which was completed prior to the end of the year, all pet product distribution operations have been transferred from AGNU's Chicago, Illinois, and Los Angeles, California facilities to the Company's larger Fort Worth, Texas facility. All manufacturing and distribution operations, which had been carried out at the Chicago facility, ceased, and such operations have been transferred to other existing Company facilities. In addition, manufacturing and distribution operations related to the majority of products previously produced at the Los Angeles facility have been transferred to the Fort Worth facility, with only certain production and marketing activities remaining in California.

         The cost to close the Chicago facility, which mostly comprises severance costs and future lease obligations, and relocation costs for certain key members of the manufacturing team were approximately $350,000. The severance costs has been paid as of December 31, 1999 and the lease obligation will be paid in fiscal 2000. These costs are included in the purchase price allocation of the Merger. See Note 2.

         In 1998, the Company closed its New Castle, Indiana facility. All products that were manufactured at that facility are now being manufactured at other Company facilities or by third parties. All material costs, including severance costs of approximately $83,000, associated with the transfer of operations were recognized and paid in 1998. During fiscal 1999, the Company's management committed to dispose of the land and building in New Castle, Indiana. The land and building's carrying value of approximately $350,000 is held at the Manufacturing and Administrative segment. Management expects to dispose of the building during fiscal 2000. See Note 16.

15.      Related Party Transactions

         The Company purchased raw materials and finished goods from VBSA and its related affiliates in the amount of $1,843,470, $233,837, and $2,468,816 in 1999, 1998, and 1997, respectively. The Company had sales to VBSA and its related affiliates in the amount of $234,723, $132,828, and $102,344 in 1999, 1998, 1997, respectively.

         In 1999, the Company was reimbursed $315,477 by VBSA for internal and external research and development costs that were incurred on behalf of VBSA. The reimbursement is included as an offset to research and development expense. During 1999, the Company entered into an agreement with VBSA, giving the Company the exclusive U.S. and Canadian rights to manufacture and sell products currently in development and previously developed by VBSA. In addition, VBSA has agreed to reimburse the Company $400,000 in 2000 for internal costs incurred in assisting VBSA obtain U.S. registration for VBSA's products currently in development. Beginning in 2001, the Company will pay VBSA a royalty of 3% on VBSA-developed products sold by the Company. The Company has also agreed to pay VBSA a flat fee of $500,000 per year for a period of four years beginning in 2001 in order to induce VBSA to continue research and development efforts that may benefit the Company.

         In 1999, the Company entered into an agreement with VBSA appointing VBSA as its exclusive distributor for its pet health care products outside of the U.S. and Canada. Under the agreement, VBSA guarantees a minimum overall annual gross profit through 2004, which is based upon an annual 10% increase from the gross profit realized by the Company on its 1998 export sales.

         The Company rents the land and building at the Company's Harbor City, California facility from the former owner of St. JON and the former president of the Company's OTC Division. The lease, as amended, expires in August 2000, with an option to extend the term for an additional five years. Rent expense under this agreement was $139,417 in 1999.

         In 1997, the Company was reimbursed $400,000 by VBSA for advertising costs that were incurred on behalf of VBSA. The reimbursement is included as an offset to selling and marketing expense.

         In 1998, the Company transferred a $450,000 note receivable from a former employee and a corresponding $450,000 note payable mirroring the terms of the note receivable to a wholly owned subsidiary of VBSA.

         At December 31, 1998, the Company had an advance from VBSA in the amount of $2,000,000. This advance was recapitalized as equity as part of the merger agreement. See Note 1.

16. Segment and Related Information

         The Company has three reportable segments. The veterinary segment distributes pet health products mainly to veterinarian offices. The over-the-counter (OTC) segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market. PMR manufactures and distributes animal health and specialty chemicals under private label brands and for third parties.

         Manufacturing of veterinary products and corporate administration activities are recorded at the corporate level. The Company also performs contract manufacturing for third parties from its Fort Worth facility. These revenues are recorded at the corporate level and are not allocated to the reportable segments.

         The accounting policies of the reportable segments are the same as those described in Note 3 - Summary of Significant Accounting Policies. The Company evaluates segment performance based on profit or loss from operations. All intercompany sales and transfers to the reportable segments are at cost. Such sales are eliminated in consolidation.

         The  Company's   reportable  segments  utilize  different  channels  of
distribution. They are managed separately because each business distributes different products and each has different marketing strategies.

         The Company does not allocate interest and other expense/income or taxes to segments. Amortization of goodwill is charged at the corporate level. Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):



                                                                                         Manufacturing
                                                                                             and           Consolidated
                                     Veterinary           OTC               PMR         Administration         Total
As of and for the year ended
December 31, 1999
Revenues from external
    customers                      $       20,365   $       11,697    $       11,445   $          211     $       43,718
Depreciation and  amortization                199              201               402              707              1,509
Income (loss) from
    operations                              5,039            (916)             1,044          (5,134)                 33
Interest and other expense                                                                                         (577)
Net Loss                                                                                                           (544)

Total assets                                6,484            9,433             9,904           17,812             43,633
Capital expenditures                           36               23               187            1,329              1,575

As of and for the year ended
December 31, 1998
Revenues from external
    customers                      $       12,665           $1,996    $           --   $          390     $       15,051
Depreciation and  amortization                218                1                --              627                846
Income (loss) from
   operations                               1,968             (428)               --           (2,778)            (1,238)
Interest and other expense                                                                                          (583)
Net Loss                                                                                                          (1,821)

Total assets                                4,225            1,039                --            7,417             12,681
Capital expenditures                           --               --                --               59                 59

As of and for the year ended
December 31, 1997
Revenues from external
   customers                       $       13,111   $        2,236    $           --   $          888     $       16,235
Depreciation and  amortization                221                3                --              665                889
Income (loss) from
    operations                              2,354             (331)               --           (2,754)              (731)
Interest and other expense                                                                                          (524)
Net loss                                                                                                          (1,255)

Total assets                                4,710              763                --            7,918             13,391
Capital expenditures                           19               --                --              130                149

         During 1999, 1998, and 1997, the Company sold its products in the United States and Canada. In addition, as a result of the Merger, the Company recognized export sales, primarily to the United Kingdom and Germany. All property owned by the Company is located in the United States. The following table presents revenue by country based on location of the customer.

                           1999              1998             1997

United States         $   41,599,735   $   14,216,206    $   15,450,982

Canada                     1,437,816          834,884           784,302

Export                       680,273               --                --
                      ---------------  --------------    --------------
Total revenue         $   43,717,824   $   15,051,090    $   16,235,284



         See Note 3 for disclosure of significant customers.

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and
Shareholders of Virbac Corporation

Our audit of the consolidated financial statements referred to in our report dated May 1, 2000, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule included on page S-3 of this Annual Report on Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     PricewaterhouseCoopers LLP
     Fort Worth, Texas
     May 1, 2000

                          Report of Independent Public Accountants

To the Stockholders of
Virbac, Inc. and Subsidiaries:





We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Virbac, Inc. and Subsidiaries as of December 31, 1998, and for the two years in the period ended December 31, 1998, and have issued our report thereon dated January 20, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules of Valuation of Qualifying Accounts and Reserves as of December 31, 1998 and 1997 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP





         Fort Worth, Texas
         January 20, 1999

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 1999



          COLUMN A            COLUMN B                        COLUMN C                          COLUMN D               COLUMN E
                                                              ADDITIONS
                                            -------------------------------------------
                             BALANCE AT                                                                               BALANCE AT
                             BEGINNING      CHARGED TO COSTS         CHARGED TO OTHER          DEDUCTIONS               END OF
        DESCRIPTION          OF PERIOD        AND EXPENSES         ACCOUNTS - DESCRIBE         - DESCRIBE               PERIOD
FAS 109 Valuation         $     1,445,000    $       193,639       $       783,361   (1)                --          $     2,422,000

Inventory Reserve         $        55,785    $       370,734       $       487,478   (1)                --          $       913,997

Allowance for             $        64,639                 --       $       246,125   (1)   $       140,158  (2)     $       170,606
   Doubtful Accounts


(1) The FAS 109 valuation allowance, inventory reserve and allowance for doubtful account allowances were increased by this amount in connection with the Company's purchase of Agri-Nutrition Group Limited in March 1999.

(2)  Net write-off of uncollectible accounts in the ordinary course of business.

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 1998



          COLUMN A           COLUMN B                          COLUMN C                           COLUMN D          COLUMN E
                                                              ADDITIONS
                                             --------------------------------------------
                            BALANCE AT                                                                              BALANCE AT
                            BEGINNING         CHARGED TO COSTS           CHARGED TO OTHER         DEDUCTIONS          END OF
        DESCRIPTION         OF PERIOD           AND EXPENSES           ACCOUNTS - DESCRIBE        - DESCRIBE          PERIOD

FAS 109 Valuation        $       904,000       $       541,000                      --                     --     $     1,445,000

Inventory Reserve        $        47,856       $        10,000                      --              $ 2,071(1)    $        55,785

Allowance for            $        46,395       $        42,849                      --              $24,605(2)    $        64,639
   Doubtful Accounts



(1) Net write-off of obsolete inventory in the ordinary course of business.
(2) Net write-off of uncollectible accounts in the ordinary course of business.

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 1997



          COLUMN A            COLUMN B                        COLUMN C                          COLUMN D                 COLUMN E
                                                             ADDITIONS
                                              ----------------------------------------
                             BALANCE AT                                                                                   BALANCE AT
                             BEGINNING          CHARGED TO COSTS        CHARGED TO OTHER           DEDUCTIONS               END OF
        DESCRIPTION          OF PERIOD            AND EXPENSES        ACCOUNTS - DESCRIBE          - DESCRIBE               PERIOD
FAS 109 Valuation         $       580,000        $       324,000                   --                       --          $   904,000

Inventory Reserve         $        65,728        $            --                   --          $        17,872 (1)      $    47,856

Allowance for             $        58,995        $        38,017                   --          $        50,617  (2)     $    46,395
   Doubtful Accounts


(1)  Net write-off of obsolete inventory in the ordinary course of business.

(2)  Net write-off of uncollectible accounts in the ordinary course of business.