Form 10-Q
period 2000-03-31
VIRBAC CORP
filed 2000-05-15
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000

Commission File Number: 0-24312



                               VIRBAC CORPORATION

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

                             Yes           X                  No



The number of shares of common stock outstanding at May 9, 2000 is 21,222,227 shares.

VIRBAC CORPORATION

                                      Index

                                                                  Page

Financial information

Financial Statements

     Consolidated Balance Sheets -
      March 31, 2000 (unaudited) and December 31, 1999              3

     Consolidated Statements of Operations -
      Three months ended March 31, 2000 and 1999 (unaudited)        4

     Consolidated Statements of Cash Flows -
       Three months ended March 31, 2000 and 1999 (unaudited)       5

     Consolidated Statement of Shareholders' Equity -
       Three months ended March 31, 2000 (unaudited)                6

     Notes to Consolidated Financial Statements                     7

Management's Discussion and Analysis of Financial

 Condition and Results of Operations                               11


Other information

Item 6.    Exhibits and Reports on Form 8-K                        14

Signature                                                          14

                                     Part I - Financial Statements
                                        Consolidated Balance Sheets


                                                                           March 31,                December 31,
                                                                             2000                       1999
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $            427,273       $            231,297
   Accounts receivable                                                        9,847,558                  5,555,363
   Accounts receivable - Virbac SA                                              263,084                    424,931
   Inventories                                                               12,802,490                 13,773,605
   Prepaid expenses and other assets                                            913,240                    919,112
                                                                   --------------------       --------------------
                                                                             24,253,645                 20,904,308

Property, plant and equipment, net                                           12,571,725                 12,765,120
Goodwill   and other intangibles, net                                         9,647,842                  9,953,120
Other assets                                                                     68,659                     10,470
                                                                   --------------------       --------------------
   Total Assets                                                    $         46,451,871       $         43,633,018
                                                                   ====================       ====================
Liabilities and Shareholders' Equity
Current liabilities:

   Bank overdraft                                                     $       1,499,633           $       1,059,584
   Current portion of long-term debt and notes payable                        2,731,184                  1,564,080
   Accounts payable

      Trade                                                                   4,217,011                  2,520,238
      Virbac SA                                                                  30,019                    776,586
   Accrued expenses                                                           1,889,487                  2,723,588
                                                                   --------------------       --------------------
                                                                             10,367,334                  8,644,076

Long-term debt and notes payable                                              9,197,991                  9,347,993

Commitments and contingencies (Note 6)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
     20,975,747 issued)                                                         212,312                    209,757
   Additional paid-in capital                                                34,326,357                 33,998,794
   Treasury stock at cost (8,949 and 42,949 shares, respectively)
   Accumulated deficit                                                       (7,539,273)                (8,470,021)
                                                                   --------------------       --------------------
                                                                             26,976,546                 25,640,949

   Total Liabilities and Shareholders' Equity                      $         46,541,871       $         43,633,018
                                                                   ====================       ====================




              Consolidated Statements of Operations (unaudited)


                                                                                      For the three months
                                                                                         Ended March 31,
                                                                                  2000                    1999
Net revenues                                                              $         13,354,284   $          7,719,983
Cost of goods sold                                                                   7,725,542              3,829,869
                                                                          --------------------   --------------------
Gross profit                                                                         5,628,742              3,890,114

Operation expenses:
   Selling, general and administrative                                               3,691,345              3,103,998
   Research and development                                                            343,210                215,503
   Warehouse and distribution                                                          689,082                453,740
                                                                          --------------------   --------------------
Income from operations                                                                 905,105                116,873
Interest expense                                                                      (233,266)              (116,644)
Other income (expense)                                                                 258,907                 11,785
                                                                          --------------------   --------------------
Income before income tax benefit                                                     930,746                   12,014
Income tax benefit                                                                          --                     --
                                                                          --------------------   --------------------
Net income                                                                $            930,746   $             12,014
                                                                          ====================   ====================
Basic and diluted income per share                                        $             0.04     $                 --
                                                                          ====================   ====================
Basic and diluted shares outstanding                                              21,090,346               15,295,064
                                                                          ====================   ====================


        Consolidated Statements of Cash Flows (unaudited)



                                                                                         For Three Months
                                                                                         Ended March 31,
                                                                                   2000                   1999

Net income                                                                 $            930,746   $            12,014

Adjustments to reconcile net loss to  net cash (used in) provided by operating activities:
      Depreciation and amortization                                                     323,928               238,858
      Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                              (4,333,255)           (1,625,782)
      (Increase) decrease in inventories                                                622,361               (97,416)
      (Increase) decrease in prepaid expenses and other                                  (2,904)              363,982
      Increase in accounts payable                                                    1,700,742               355,689
      Increase (decrease) in accrued expense                                          (677,353)                30,014
                                                                            -------------------     ------------------
Net cash used in operating activities                                                (1,435,735)             (722,641)
                                                                            -------------------     ------------------
Investing activities

Purchase of property, plant and equipment                                               (86,262)                    --
Other                                                                                  (144,027)              (31,329)
Merger with Agri-Nutrition Group Limited (see Note 1)                                        --              (643,979)
                                                                            -------------------     ------------------
Net cash used in investing activities                                                  (230,289)            (675,308)
                                                                            -------------------     ------------------
Financing activities

Proceeds from long-term debt and notes payable                                        1,580,978                     --
Repayment of long-term debt and notes payable                                          (563,876)          (12,772,811)
Increase in bank overdraft                                                              440,049                     --
Cash infusion by Parent in connection with the Merger
Repurchase of treasury shares                                                           (98,900)
Reissuance of treasury shares                                                           101,250                     --
Issuance of common stock                                                                402,499                 8,493
                                                                            -------------------     ------------------

Net cash provided by financing activities                                             1,862,000               985,571
                                                                            -------------------     ------------------
Increase (decrease) in cash and cash equivalents                                        195,976              (412,378)
Cash and cash equivalents, beginning of period                                          231,297               412,378
                                                                            -------------------     ------------------
Cash and cash equivalents, end of period                                   $            427,273   $                 --
                                                                            ===================     ==================

          Consolidated Statement of Shareholders' Equity (unaudited)


                                  Common Stock                                Treasury Stock
                                                         Additional       Number
                               Number         Par         Paid In        of Shares                     Accumulated
                             of Shares       Value        Capital                        Amount          Deficit          Total

Balance,                      20,975,747  $   209,757  $  33,998,794      42,949     $  (97,581)    $   (8,470,021)  $  25,640,949
December 31, 1999

Issuance of shares to
satisfy stock compen-sation
plans                            255,429        2,555        399,944                                                       402,499

Purchase of treasury                                                      34,000        (98,900)                           (98,900)
Shares

Issuance of shares to
satisfy stock compensation
plans                                                                                   173,631                            101,250

Net income                                                                                                   930,746       930,746
                            -------------  ----------  -------------   -----------    ------------   --------------   ------------
Balance,
March 31, 2000                21,231,176  $   212,312  $  34,326,357          8,949   $    (22,850)  $  (7,539,275)   $  26,976,544
                            =============  ==========  =============   ============   ============   ==============   =============

             Notes to Consolidated Financial Statements (unaudited)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for periods ending March 31, 2000 and 1999. The accompanying consolidated statements of operations reflect the historic operations of Virbac, Inc. and include the operations of AGNU since the date of the Merger. The results of operations for the three months ending March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Virbac Corporation consolidated financial statements and notes related thereto included in the 1999 Form 10-K as filed with the Securities and Exchange Commission. The Company's independent accountants have not reviewed these unaudited consolidated financial statements.

2.       Inventories

         Inventories consist of the following:

                                                                   March 31,            December 31,
                                                                      2000                  1999
  Raw materials                                               $         5,200,139   $         6,340,906
  Packaging                                                             2,990,725             2,276,927
  Finished goods                                                        5,460,677             6,069,769
                                                              -------------------   -------------------
                                                                       13,651,541            14,687,602
  Less:  reserve for excess and obsolete inventories                     (849,051)             (913,997)
                                                              -------------------   -------------------
                                                              $        12,802,490   $        13,773,605
                                                              ===================   ===================


4.       Financing

         The Company has a revolving credit facility of $11.8 million at March 31, 2000. Long-term debt and notes payable consist of the following:

                                                                               March 31,            December 31,
                                                                                 2000                   1999
         Revolving  credit  facility  with a financial  institution  up to $11.8
         million  based  upon  specified   percentages  of  qualified   accounts
         receivable  and  inventory,   collateralized  by  accounts  receivable,
         inventory,  equipment,  intangibles,  and  certain  real  estate,  with interest varying based upon financial
         performance (8.5%, as of March 31,2000).                         $      11,633,192            $10,616,090

         Note payable dated September 25, 1997, interest at prime, due              195,983                195,983
         in annual installments of $97,991, plus accrued interest,
         maturity September 25, 2001.

         Notes payable dated September 25, 1997, due in September                   100,000                100,000
         2000, with $49,000 payable in cash, plus interest at prime, and $51,000 in shares of the Company's Common Stock.
                                                                          -----------------        ----------------
                                                                                 11,929,175             10,912,073

         Less- Current maturities                                                (2,731,184)           (1,564,080)
                                                                          -----------------        ----------------
                                                                             $    9,197,991         $    9,347,993
                                                                          -----------------        ----------------


         Of the $11.8 million available facility, a $2.1 million segment is to be repaid in installments through July 2000 and the availability of another $2.7 million segment is to be reduced by $150,000 per quarter.

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2000, the Company was not in compliance with these covenants. However, the Company has received a waiver from the bank related to such non-compliance. In addition, the bank has agreed to amend the debt covenants and the Company would have been in compliance with such amended covenants at March 31, 2000.


5.       Stock Options and Common Stock Transactions

         During the three months ended March 31, 2000, options to purchase 56,000 shares of the Company's Common Stock were granted to employees. The exercise price of $2.75 was determined based upon the fair value of the shares on the date of grant. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. Options to purchase an additional 38,000 shares of the Company's Common Stock at an exercise price of $2.75 were contingently granted, with the final granting of the stock conditional upon the Company's performance in 2000. During the same period, non-qualified options to purchase 302,076 shares of the Company's Common Stock were exercised. Of the options exercised, 234,076 shares were issued from previously unissued shares and 68,000 shares were issued from treasury shares

         During the three months ended March 31, 2000, the Company purchased on the open market 34,000 shares of its Common Stock. During the same period, 68,000 shares of treasury stock were reissued and 234,076 of authorized but previously unissued shares were issued to satisfy distributions under stock compensation plans. In addition, 21,353 shares of authorized but previously unissued shares were issued to outside directors of the Company.

6.       Contingencies

         The Company is subject to certain litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes that the final outcome of any current litigation or claim will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

         Pursuant to the merger agreement between Virbac, Inc. and AGNU, if, during the period ending on the second anniversary of the merger, the closing price of the Company's Common Stock has not reached $3.00 per share for 40 consecutive trading days, the Company will conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the merger agreement, such tender offer will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share.

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current stockholders. As of March 31, 2000, 469,924 pre-merger options were outstanding. The Company will issue additional shares of Common Stock with an aggregate value of $51,000 pursuant to the Mardel Merger Agreement in September 2000. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

7.       Segment and Related Information

         The Company has three reportable segments. The Veterinary segment distributes pet health care products mainly to veterinarian offices. The over-the-counter (OTC) segment manufactures and distributes pet health products to pet stores, farm and fleet stores, and the mass retail market. PMR manufactures and distributes animal health and specialty chemicals under private label brands and for third parties. There have been no material change from the 1999 Annual Report in total assets by segment, in the basis of segmentation, nor in the basis of measuring segment profit. Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                                                                                       Manufacturing
                                                                                            And         Consolidated
                                               Veterinary       OTC          PMR       Administration       Total
For the quarter ended March 31, 2000
Revenues from external customers                  $  6,194      $ 3,863      $ 3,294            $    3       $ 13,356
Income (loss) from operations                        1,874          426          293           (1,689)            905
Interest (expense) and other income, net                                                                           26
Net income                                                                                                        931

For the quarter ended March 31, 1999
Revenues from external customers                  $  4,678      $ 1,837      $ 1,118           $    87       $  7,720
Income (loss) from operations                          945            8          148             (984)            117
Interest (expense) and other income, net                                                                        (105)
Net income                                                                                                         12


8.       Sale of UK Operations to VBSA

         The Company has reached an agreement to sell VRx U.K., its distribution subsidiary in the United Kingdom, to VBSA at net book value. The effective date of this transaction is January 1, 2000. Accordingly, the accompanying consolidated financial statements do not include the results of operations for the three months ended March 31, 2000 nor the balance sheet at March 31, 2000 for VRx U.K.

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

         The Management's Discussion and Analysis that follows contains forward looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by certain risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. Projections of gross margin improvements anticipated due to the consolidation of manufacturing and distribution facilities and of expense reductions that should result from actual or planned headcount reductions may not be achieved if unforeseen difficulties arise in executing the plans or if assumptions made in the plans are inaccurate. Forward-looking statements regarding future sales may be affected by new competitive or technological entries into the market or by lack of acceptance of the Company's products by the market. Therefore, the Company's actual results could differ materially from such forward-looking statements.

Results of Operations

         Because Agri-Nutrition operations were significantly larger than Virbac, Inc., substantially all of the increase in each component of the Consolidated Statements of Operations from 1999 to 2000 is due to the acquisition of Agri-Nutrition. For the quarter ended March 31, 2000 as compared to March 31, 1999, the acquisition accounts for approximately 92% of the increase in revenue, approximately 87% of the increase in gross profit and all of the increase in operating expenses.

         The actual results of operations for the quarter ended March 31, 1999 as presented in the Consolidated Statements of Operations include the operations of Virbac, Inc. plus the results of Agri-Nutrition since March 5, 1999, while the results of operations for the period ended March 31, 2000 include both companies for the entire period. For comparative purposes, management believes that an analysis upon which 1999 results are presented on a basis that is equivalent to 2000 will provide a more meaningful discussion of the results of operations. To that end, the actual results for the period ending March 31, 1999 have been adjusted to include the results of Agri-Nutrition since January 1999 in order to be comparable with the actual results of2000. The 1999 amounts have also been adjusted to reflect the effects of the merger, primarily adjustments to reduce interest expense reflecting the repayment of debt in conjunction with the merger and adjustments to depreciation and amortization related to certain purchase accounting adjustments.

                                                      For the quarter ended
            (in thousands of dollars)           --------------------------------
                                                            March 31,
                                                --------------------------------
                                                                       1999
                                                      2000         (as adjusted)

   Net Revenues                                 $       13,354    $       12,908
   Gross Profit                                          5,629             5,335
   Gross Profit %                                          42%               41%
   Operating Expenses                                    4,723             5,314
   Interest and other (income)                             (25)              139
   Net income (loss)                                      931     $        (118)

Quarter Ended March 31, 2000 Compared to Pro Forma Quarter Ended March 31, 1999

        The $446 thousand or 3% increase in sales for the quarter ended March 31 is primarily volume driven. Sales increased approximately $480 thousand or 8% in the veterinary division and approximately $341 thousand or 12% in PMR. Sales were flat in the OTC division and down $192 thousand in custom manufacturing. In addition, 1999 sales include approximately $186 thousand of sales of VRx UK. Effective January 1, 2000, VRx UK has been sold to VBSA, and none of its sales have been included in the 2000 results of operations. See Note 8 to the Unaudited Consolidated Financial Statements).

         The gross profit percentage improved by 0.9 percentage point (42.2% in 2000, 41.3% in 1999). Approximately half of the improvement is due to favorable product mix, as margins earned by custom manufacturing and VRx UK sales in 1999 were very low. The remainder of the improvement is due to greater manufacturing overhead absorption in 2000 following the consolidation of the Company's manufacturing facilities at the end of 1999.

         Operating expenses have decreased 591 thousand or 11% compared to 1999. Almost all of the reduction is due to synergies resulting from cost-cutting efforts initiated in the second half of 1999 in the veterinary and OTC divisions. Somewhat offsetting expense reductions in these divisions were (1) increased marketing expense at PMR due to PMR beginning to serve the 3500 Purina Mills distribution network on a direct basis beginning in early 1999 in return for a higher gross margin percentage and (2) higher professional fees and employee expense at the corporate office.

         Included in other income is approximately $190 thousand in one-time fees earned from granting a third party the use of registration data on PMR's bromethalin rodenticide.

         The Company did not record an income tax benefit in connection with its operating loss in 2000 nor in 1999 due to the uncertainty of the realization of the tax benefit because of the historical losses incurred by Virbac, Inc. and Agri-Nutrition over the last several years.

         The Company has reached an agreement to sell VRx U.K., its distribution subsidiary in the United Kingdom, to VBSA at net book value. The effective date of this transaction is January 1, 2000. Accordingly, the accompanying consolidated financial statements do not include the results of operations for the three months ended March 31, 2000 nor the balance sheet at March 31, 2000 for VRx U.K.

Liquidity and Capital Resources

         During the quarter ended March 31, 2000, $1.4 million of cash was used in operations. Although $ 1.3 million was generated by the Company's net income before depreciation and amortization, working capital needs consumed $2.7 million. The increase in working capital reflects increases in accounts receivable, which arises from the increase in sales.

         Cash flows used in investing activities include cash costs related to capital improvements at the Company's St. Louis and Fort Worth facilities.

         Cash flows from financing activities reflect primarily reductions in borrowing under a revolving credit facility. Additional cash flows from financing activities were the purchases and subsequent reissuance of treasury shares and the issuance of previously unissued shares in order to satisfy distributions under stock compensation plans.

         On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year, $10 million facility. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to the in-licensing of a product and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase is to be repaid in installments from February to July 2000. Of the remaining $10 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. At March 31, 2000, $0.2 million was available under the credit facility. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At March 31, 2000, the Company is paying prime (8.50%).

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2000, the Company was not in compliance with these covenants. However, the Company has received a waiver from the bank related to such non-compliance. In addition, the bank has agreed to amend the debt covenants and the Company would have been in compliance with such amended covenants at March 31, 2000.

         Management believes that the Company will have sufficient cash to meet the needs of its current operations for at least the next twelve months from cash flows from current operations, up-front fees to be realized from the out-licensing of certain products under development, from existing financing facilities, and, if necessary, from short-term advances from VBSA.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them.

         During 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party. The Company paid $1,000,000 in partial payment for those rights, and, depending upon the third party reaching certain milestones in the registration process, is committed to paying up to an additional $3,250,000 in 2000 and 2001.

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

Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

b.       Reports of Form 8-K.

         No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. VIRBAC CORPORATION

 /s/ Henry B. Haley

Henry B. Haley

Vice President and Chief Financial Officer
May 15, 2000