Form 10-Q
period 2000-06-30
VIRBAC CORP
filed 2000-08-15
CIK 922814

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000

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

                             Yes           X                  No
                                 ---------------------           -



The number of shares of common stock outstanding at August 11, 2000 is 21,277,984 shares.

VIRBAC CORPORATION

                                                                           INDEX




                                                                                               Page
Financial information

Financial Statements

     Consolidated Balance Sheets -
      June 30, 2000 (unaudited) and December 31, 1999                                            3

     Consolidated Statements of Operations -
      Three months and six months ended June 30, 2000 and 1999 (unaudited)                       4

     Consolidated Statements of Cash Flows -
       Six months ended June 30, 2000 and 1999 (unaudited)                                       5

     Consolidated Statement of Shareholders' Equity -
       Six months ended June 30, 2000 (unaudited)                                                6

     Notes to Consolidated Financial Statements                                                  7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                                            12


Other information

Item 6.    Exhibits and Reports on Form 8-K                                                     16

Signature                                                                                       16

PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS



                                                                     June 30,      December 31,
                                                                      2000               1999
                                                                   (unaudited)        (unaudited)
 Assets
 Current assets:
    Cash and cash equivalents                                   $         243,220  $         231,297
    Accounts receivable                                                 9,102,449          5,555,363
    Accounts receivable - Virbac SA                                       507,479            424,931
    Inventories                                                        13,145,313         13,773,605
    Prepaid expenses and other assets                                   1,343,408            919,112
                                                               ---------------------------------------
       Total Current Assets                                            24,341,869         20,904,308

 Property, plant and equipment, net                                    12,580,013         12,765,120
 Goodwill and other intangibles, net                                    9,518,517          9,953,120
 Other assets                                                             119,917             10,470
                                                               ---------------------------------------

 Total Assets                                                   $      46,560,316  $      43,633,018
                                                               =======================================

 Liabilities and Shareholders' Equity
 Current liabilities:
    Bank overdraft                                              $       1,039,410  $       1,059,584
    Current portion of long-term debt and notes payable                 1,447,991          1,564,080
    Accounts payable
       Trade                                                            5,488,689          2,520,238
       Virbac SA                                                          590,119            776,586
    Accrued expenses                                                    1,734,388          2,723,588
                                                               ---------------------------------------
         Total Current Liabilities                                     10,300,597          8,644,076

 Long-term debt and notes payable                                       8,357,773          9,347,993

 Commitments and contingencies (Note 6)

 Shareholders' equity:
    Common stock ($.01 par value; 38,000,000 shares
       authorized; 20,975,747 issued)                                     212,831            209,757
    Additional paid-in capital                                         34,410,214         33,998,794
    Treasury stock at cost (8,949 and 42,949 shares,
       respectively)                                                      (22,850)           (97,581)
    Accumulated deficit                                                (6,698,249)        (8,470,021)
                                                               ---------------------------------------
                                                                       27,901,946         25,640,949
                                                               ---------------------------------------

 Total Liabilities and Shareholders' Equity                     $      46,560,316  $      43,633,018
                                                               =======================================

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Three Months                     For the Six Months
                                                         Ended June 30,                          Ended June 30,
                                                  2000              1999                  2000              1999
 Net revenues                                   13,780,397        14,406,197            27,134,681       22,126,180
 Cost of goods sold                              7,597,431         8,529,910            15,322,973       12,359,779
                                            ------------------------------------    ------------------------------------

 Gross profit                                    6,182,966         5,876,287            11,811,708        9,766,401

 Operation expenses:
    Selling, general and administrative          4,038,243         4,375,023             7,729,587        7,479,021
    Research and development                       319,829           367,365               663,038          582,868
    Warehouse and distribution                     719,890           411,818             1,408,971          865,558
                                            ------------------------------------    ------------------------------------
       Total Operating Expenses                  5,077,962         5,154,206             9,801,596        8,927,447


 Income from operations                          1,105,004           722,081             2,010,112          838,954
 Interest expense                                 (273,022)         (123,884)             (506,288)        (240,528)
 Other income (expense)                              9,040          (105,462)              267,948          (93,677)
                                            ------------------------------------    ------------------------------------

 Income before income tax benefit                  841,022           492,735             1,771,772          504,749
 Income tax benefit                                      -                 -                     -                -
                                            ------------------------------------    ------------------------------------

 Net income                                        841,022           492,735             1,771,772          504,749
                                            ====================================    ====================================

 Basic income per share                      $        0.04   $          0.02        $         0.08   $         0.02
                                            ====================================    ====================================
 Diluted income per share                    $        0.04   $          0.02        $         0.08   $         0.02
                                            ====================================    ====================================

 Basic shares outstanding                       21,261,417        21,250,472            21,143,066       21,975,747
 Diluted shares outstanding                     21,554,615        21,250,472            21,466,066       21,975,747


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                          2000            1999
 Operating activities
 Net income                                                          $  1,771,772    $      504,749
 Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:-
       Depreciation and amortization                                      671,249           722,318
       Changes in operating assets and liabilities:
          (Increase) in accounts receivable                            (3,629,634)       (2,581,500)
          (Increase) decrease in inventories                              628,292        (1,574,343)
          (Increase) decrease in prepaid expenses and other              (424,296)          419,708
          Increase in accounts payable                                  2,781,984           155,062
          Increase (decrease) in accrued expense                         (989,200)           65,068
                                                                    ---------------------------------
 Net cash provided, (used) in operating activities                        810,167        (2,288,938)
                                                                    ---------------------------------

 Investing activities
    Purchase of property, plant and equipment                            (185,136)         (144,236)
    Other                                                                  24,150            71,627
    Merger with Agri-Nutrition Group Limited (see Note 1)                       -          (643,979)
                                                                    ---------------------------------
 Net cash used in investing activities                                   (160,986)         (716,588)
                                                                    ---------------------------------
 Financing activities
    Proceeds from long-term debt and notes payable                      8,732,237         4,734,338
    Repayment of long-term debt and notes payable                      (9,838,546)      (12,772,820)
    Increase, (decrease) in bank overdraft                                (20,174)
    Cash infusion by Parent in connection with the Merger
       (see Note 1)                                                                      13,749,897
    Repurchase of treasury shares                                                        (3,036,674)
    Reissuance of treasury shares                                          74,731
    Issuance of common stock                                              414,494             8,494
                                                                    ---------------------------------
 Net cash provided by financing activities                               (637,258)        2,683,235
                                                                    ---------------------------------

 Increase (decrease) in cash and cash equivalents                          11,923          (322,291)
 Cash and cash equivalents, beginning of period                           231,297           412,378
                                                                    ---------------------------------

 Cash and cash equivalents, end of period                            $    243,220    $       90,087
                                                                    =================================

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                        Common Stock            Additional          Treasury Stock
                           ------------------------------                ----------------------------
                               Number          Par           Paid In        Number         Par         Accumulated
                              of Shares       Value          Capital       of Shares      Value          Deficit           Total
Balance at
December 31, 1999            20,975,747    $  209,757    $   33,998,794       42,949   $   (97,581)  $  (8,470,021)   $25,640,949

Issuance of shares to
satisfy stock compensation
plans                             286,000  $      2,860  $      451,515                                               $    454,375

Issuance of shares to
Directors                          21,353           214          32,286                                               $     32,500

Purchase of Treasury
Shares                                                                        34,000   $   (98,900)                   $    (98,900)

Issuance of shares to
satisfy stock compensation
plans                                                    $      (72,381)     (68,000)   $   173,631                   $    101,250

Net Income                                                                                           $    1,771,772   $  1,771,772
                           ---------------------------------------------------------------------------------------------------------
Balance at
June 30, 2000                21,304,453    $  212,831    $    34,410,214         8,949  $   (22,850)  $  (6,698,249)   $27,901,946
                           =========================================================================================================


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Nature of Operations and Basis of Presentation

Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, oral hygiene and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, Mardel, and Francodex brand names.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for periods ending June 30, 2000 and 1999. The accompanying consolidated statements of operations reflect the historic operations of Virbac, Inc. and include the operations of AGNU since the date of the Merger. The results of operations for the six months ending June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Virbac Corporation consolidated financial statements and notes related thereto included in the 1999 Form 10-K as filed with the Securities and Exchange Commission. The Company's independent accountants have not reviewed these unaudited consolidated financial statements.

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


         Working Capital                          $         (2,970)

         Fixed Assets                                        8,413

         Identifiable Intangible Assets                        223

         Goodwill                                            7,295

                                                  $         12,961
                                                            ======

         Goodwill is being amortized over twenty years.

         The results of the operations of AGNU have been included in the Company's consolidated financial statements only since the date of the Merger, March 5, 1999. The following table reflects the pro forma sales, net income, and net income per share as if the merger had occurred at the beginning of each period. Adjustments to net income include a reduction in interest expense to reflect a contribution of $15.7 million from VBSA, which was primarily used to reduce debt.

                          PRO FORMA INFORMATION
                    (in thousands except per share data)

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                 2000                     1999
         Net sales                                                           $      27,135           $       27,314
         Net income (loss)                                                   $       1,772           $          375
         Basic and diluted earnings (loss) per share                         $        0.08           $         0.02
         Basic weighted average shares outstanding                                  21,143                   21,975
         Diluted weighted average shares outstanding                                21,466                   21,975

         Also pursuant to the Merger Agreement in April 1999, the Company commenced a public tender offer to purchase 1,000,000 shares of the Company's outstanding Common Stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA as part of the merger were excluded from this tender offer. Following the Mandatory tender Offer, VBSA controls approximately 60% of the outstanding Common Stock of the Company. In addition, if, during the period ending on the second anniversary of the merger, the closing sale price of the Company's Common Stock had not reached at least $3.00 per share for 40 consecutive trading days, the Company would conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender offer would be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share. As of August 4, 2000, the closing price of the Company's stock was $3.00 per share or greater for 40 consecutive trading days. Therefore, the company will not be conducting a tender offer as required by the merger agreement.


3.       Inventories

         Inventories consist of the following:

                                                                                 June 30,            December 31,
                                                                                   2000                  1999
               Raw materials                                               $         4,504,799   $         6,340,906
               Packaging                                                             3,892,302             2,276,927
               Finished goods                                                        5,823,013             6,069,769

                                                                                    14,220,114            14,687,602
               Less:  reserve for excess and obsolete inventories                   (1,074,801)             (913,997)
                                                                           --------------------  --------------------
                                                                           $        13,145,313   $        13,773,605
                                                                           ===================   ===================


4.       Financing

         The Company has a revolving credit facility of $10.2 million at June 30, 2000. Long-term debt and notes payable consist of the following:

                                                                                June 30,            December 31,
                                                                                 2000                   1999
         Revolving  credit  facility  with a financial  institution  up to $10.2
         million  based  upon  specified   percentages  of  qualified   accounts
         receivable  and  inventory,   collateralized  by  accounts  receivable,
         inventory,  equipment,  intangibles,  and  certain  real  estate,  with interest varying based upon financial
         performance (9.5%, as of June 30,2000).                          $       9,509,781            $10,616,090

         Note payable dated September 25, 1997, interest at prime, due in annual installments of $97,991, plus accrued interest,
         maturity September 25, 2001.                                               195,983                195,983

         Notes payable dated  September 25, 1997,  due in September  2000,  with
         $49,000 payable in cash, plus interest at prime,
         and $51,000 in shares of the Company's Common stock .                      100,000                100,000
                                                                             --------------         --------------

                                                                                  9,805,764             10,912,073

         Less- Current maturities                                                (1,447,991)           (1,564,080)
                                                                             ---------------        --------------

                                                                             $    8,357,773         $    9,347,993
                                                                             ==============         ==============



         Of the $10.2 million available facility, a $500,000 segment is to be repaid in July 2000 and the availability of another $2.6 million segment is to be reduced by $150,000 per quarter.

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2000, the Company was not in compliance with these covenants. However, the Company received a waiver from the bank related to such non-compliance. In addition, the bank amended the debt covenants and the Company was in compliance with such amended covenants at June 30, 2000.

5.       Stock Options and Common Stock Transactions

         During the six months ended June 30, 2000, options to purchase 82,000 shares of the Company's Common Stock were granted to employees. The weighted-average exercise price of $2.71 was determined based upon the fair value of the shares on the date of grant. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. Options to purchase an additional 38,000 shares of the Company's Common Stock at an exercise price of $2.75 were contingently granted, with the final granting of the stock conditional upon the Company's performance in 2000. During the same period, non-qualified options to purchase 354,000 shares of the Company's Common Stock were exercised. Of the options exercised, 286,000 shares were issued from previously unissued shares and 68,000 shares were issued from treasury shares

         During the six months ended June 30, 2000, the Company purchased on the open market 34,000 shares of its Common Stock. During the same period, 68,000 shares of treasury stock were reissued and 286,000 of authorized but previously unissued shares were issued to satisfy distributions under stock compensation plans. In addition, 21,353 shares of authorized but previously unissued shares were issued to outside directors of the Company.

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

         Pursuant to the merger agreement between Virbac, Inc. and AGNU, if, during the period ending on the second anniversary of the merger, the closing price of the Company's Common Stock had not reached $3.00 per share for 40 consecutive trading days, the Company would conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of at least $3.00 per share. Pursuant to the merger agreement, such tender offer would be funded by VBSA's direct purchase, from the Company, of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share. As of August 4, 2000, the closing price of the Company's stock was $3.00 per share or greater for 40 consecutive trading days. Therefore, the company will not be conducting a tender offer as required by the merger agreement.

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current stockholders. As of June 30, 2000, 374,025 pre-merger options were outstanding. The Company will issue additional shares of Common Stock with an aggregate value of $51,000 pursuant to the Mardel Merger Agreement in September 2000. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

7.       Segment and Related Information

         The Company has three reportable segments. The Veterinary segment distributes pet health care products mainly to veterinarian offices. The over-the-counter (OTC) segment manufactures and distributes pet health products to pet stores, farm and fleet stores, and the mass retail market. PMR manufactures and distributes animal health and specialty chemicals under private label brands and for third parties. There has been no material change from the 1999 Annual Report in total assets by segment, in the basis of segmentation, nor in the basis of measuring segment profit. Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                                                                                        Manufacturing
                                                                                             And           Consolidated
                                               Veterinary       OTC          PMR        Administration         Total
For the six months ended June 30, 2000
Revenues from external customers                  $ 12,625      $ 7,979      $ 6,531                   $         $ 27,135
Income (loss) from operations                        3,649        1,436          658             (3,733)            2,010
Interest (expense) and other income, net                                                                            (238)
Net income                                                                                                          1,772

For the six months ended June 30, 1999
Revenues from external customers                  $ 10,848      $ 6,100      $ 5,064            $    114         $ 22,126
Income (loss) from operations                        2,627         (67)          509             (2,231)              838
Interest (expense) and other income, net                                                                            (333)
Net income                                                                                                            505


8.       Sale of UK Operations to VBSA

         The Company has reached an agreement to sell VRx U.K., its distribution subsidiary in the United Kingdom, to VBSA at net book value. In addition the Company has signed a distribution agreement with VBSA that grants VBSA the distribution rights for all products the company manufactures to be sold outside of the United States and Canada. The effective date of this transaction is January 1, 2000. Accordingly, the accompanying consolidated financial statements do not include the results of operations for the six months ended June 30, 2000 nor the balance sheet at June 30, 2000 for VRx U.K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Virbac Corporation (the "Company") manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, Mardel, and Francodex brand names.

         On March 5, 1999, the Company, formerly named Agri-Nutrition Group Limited, merged with Virbac, Inc., with the Company being the surviving corporation. VBSA, the parent of Virbac, Inc., received 60% of the voting equity of the Company; therefore, Virbac, Inc. is considered to be the acquirer for financial statement purposes. Accordingly, the merger has been accounted for as a purchase of Agri-Nutrition Group Limited by Virbac, Inc.

         The Management's Discussion and Analysis that follows contains forward looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by certain risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. Projections of gross margin improvements anticipated due to the consolidation of manufacturing and distribution facilities and of expense reductions that should result from actual or planned headcount reductions may not be achieved if unforeseen difficulties arise in executing the plans or if assumptions made in the plans are inaccurate. Forward-looking statements regarding future sales may be affected by new competitive or technological entries into the market or by lack of acceptance of the Company's products by the market. Therefore, the Company's actual results could differ materially from such forward-looking statements. Results of Operations

         The actual results of operations for the quarters ended June 30, 1999 and June 30, 2000 as presented in the Consolidated Statements of Operations include the operations of Virbac, Inc. plus the results of Agri-Nutrition. However, the actual results of operations for the six months ended June 30, 1999 as presented in the Consolidated Statements of Operations, only include the Agri-Nutrition results since March 5, 1999 and Virbac, Inc for the entire period, while the results of operations for the period ended June 30, 2000 include both companies for the entire period. For comparative purposes, management believes that an analysis upon which 1999 results are presented on a basis that is equivalent to 2000 will provide a more meaningful discussion of the results of operations. To that end, the actual results for the six month period ending June 30, 1999 have been adjusted to include the results of Agri-Nutrition since January 1999 in order to be comparable with the actual results of 2000. The 1999 amounts have also been adjusted to reflect the effects of the merger, primarily adjustments to reduce interest expense reflecting the repayment of debt in conjunction with the merger and adjustments to depreciation and amortization related to certain purchase accounting adjustments.



           (in thousands of dollars)           For the Three Months Ended June 30  For the Six Months Ended June 30
                                                                                                            1999
                                                     2000                 1999            2000         (as adjusted)
                                                     ----                               ----         -------------
   Net Revenues                                        $ 13,780          $ 14,406         $ 27,135          $ 27,314
   Gross Profit                                           6,183             5,876           11,812            11,211
   Gross Profit %                                           45%               41%              44%               41%
   Operating Expenses                                     5,078             5,154            9,802            10,467
   Interest and other (income)                              264               229              238               334
   Net income (loss)                                     $  841            $  493         $  1,772            $  410



Quarter Ended June 30,  2000  Compared  to Quarter  Ended June 30, 1999

The $626 thousand or 4% decrease in sales for the quarter ended June 30 is attributed to declines in the PMR and export sales. Sales for PMR were down $710 thousand due to the timing of orders received in the second quarter in 1999 but expected to be received in the third quarter 2000. Sales increased approximately $187 thousand or 3% in the veterinary division and approximately $197 thousand or 5% in the OTC division. Export sales were down $326 thousand due to the sale of VRx UK to VBSA. Effective January 1, 2000, VRx UK has been sold to VBSA, and none of its sales have been included in the 2000 results of operations. (See
Note 8 to the Unaudited Consolidated Financial Statements).

         The gross profit percentage improved by 4 percentage points. This is due to a favorable mix of veterinary products, lower impact of PMR, and the result of consolidation efforts undertaken in 1999. The company usually earns significantly higher gross profit margins on the veterinary products compared to the PMR division.

         Operating expenses have decreased $76 thousand or 1% compared to 1999. The operating expenses include costs related to the completion of the audit of the Company's 1999 financial results that totaled approximately $500 thousand. These non-recurring costs were more than offset by synergies resulting from cost-cutting efforts initiated in the second half of 1999 in the veterinary and OTC divisions.

         The Company did not record an income tax benefit in connection with its operating income in 2000 nor in 1999 due to the uncertainty of the realization of the tax benefit because of the historical losses incurred by Virbac, Inc. and Agri-Nutrition over the last several years.

         The Company has reached an agreement to sell VRx U.K., its distribution subsidiary in the United Kingdom, to VBSA at net book value. The effective date of this transaction is January 1, 2000. Accordingly, the accompanying consolidated financial statements do not include the results of operations for the six months ended June 30, 2000 nor the balance sheet at June 30, 2000 for VRx UK.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1999

Sales were mostly flat for the period reflecting small increases in the veterinarian division and OTC that were offset by a sales decline in PMR. Veterinarian sales were up $667 thousand (up 3%) and OTC sales were up $197 thousand (up 4%). These were offset by a sales decline in PMR of $369 thousand (or 7%) and declines in export sales of $674 thousand. The sales decline in PMR is due to the timing of orders produced in the second quarter in 1999 that are expected to be produced in the third quarter in 2000. The export sales decline is attributed to the transition of VBSA handling the Company's export distribution and the sale to VBSA of VRx UK (sales for VRx UK for the six months ended June 30, 1999 were approximately $490 thousand).

         The gross profit percentage for 2000 improved by 3 percentage points compared to 1999.This was caused by a more favorable product mix, lower impact of PMR during the period and due to cost efficiencies implemented in 1999. Margins for the sales segments of the Company typically range:



                                                                    Gross Profit
                                    Division                   Percentage Range
                                    --------                   ----------------
                      Veterinary                                  50% - 60%
                      OTC                                         40% - 45%
                      PMR                                         15% - 23%


         Operating expenses have declined by $665 thousand. Almost all of the reduction is due to the synergies resulting from the consolidation of operations that took place in 1999. Somewhat offsetting these operational efficiencies were approximately $600 thousand of costs associated with completing the audit of the Company's financial records for 1999. The company anticipates that most of the audit related costs would not be incurred in the future.

         Included in other income is approximately $190 thousand in one-time fees earned from granting a third party the use of registration data on the Company's bromethalin rodenticide.

         The Company did not record an income tax benefit in connection with its operating income in 2000 nor in 1999 due to the uncertainty of the realization of the tax benefit because of the historical losses incurred by Virbac, Inc. and Agri-Nutrition over the last several years.

         The Company has reached an agreement to sell VRx U.K., its distribution subsidiary in the United Kingdom, to VBSA at net book value. The effective date of this transaction is January 1, 2000. Accordingly, the accompanying consolidated financial statements do not include the results of operations for the six months ended June 30, 2000 nor the balance sheet at June 30, 2000 for VRx U.K.

Liquidity and Capital Resources

         During the six months ended June 30, 2000, $ 0.8 million of cash was provided in operations. Although $ 2.4 million was generated by the Company's net income before depreciation and amortization, working capital needs consumed $ 1.6 million. The increase in working capital reflects increases in accounts receivable, which arises from the seasonal increase in sales.

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

         On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year, $10 million facility. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to the in-licensing of a product and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase is to be repaid in installments from February to July 2000. Of the remaining $10 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. At June 30, 2000, $0.7 million was available under the credit facility. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At June 30, 2000, the Company is paying prime (9.50%).

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2000, the Company was not in compliance with these covenants. However, the Company received a waiver from the bank related to such non-compliance. In addition, the bank amended the debt covenants and the Company was in compliance with such amended covenants at June 30, 2000.

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

         During 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party. The Company has paid $2,000,000 in partial payment for those rights, and, depending upon the third party reaching certain milestones in the registration process, is committed to paying up to an additional $2,250,000 in 2000 and 2001.

         The Company was committed to conduct a public tender offer to purchase up to 1,395,000 of the Company's outstanding Common Stock at a price of $3.00 per share if, during the period ending on the second anniversary of the merger, the closing sale price of the Company's Common Stock had not reached at least $3.00 per share for a period of 40 consecutive trading days. Pursuant to the merger agreement, such tender offer, if necessary, would be funded by VBSA's direct purchase, from the Company, of 1,395,000 shares of Common Stock at $3.00 per share. As of August 4, 2000 the Company's outstanding common stock had traded at or above $3.00 per share for 40 consecutive days and therefore no tender offer will be conducted.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

                                 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

b.       Reports of Form 8-K.
         No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRBAC CORPORATION

 /s/ Joseph A. Rougraff

Joseph A. Rougraff
Vice President and Chief Financial Officer
August 11, 2000