Form 10-Q
period 2000-09-30
VIRBAC CORP
filed 2000-11-13
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

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

                             Yes  X           No
                                 ---             ---


The number of shares of common stock outstanding at November 10, 2000 is 21,450,933 shares.

VIRBAC CORPORATION

                                      INDEX
--------------------------------------------------------------------------------


                                                                                                        PAGE

FINANCIAL INFORMATION

Financial Statements

     Consolidated Balance Sheets -
      September 30, 2000 (unaudited) and December 31, 1999 (unaudited)                                    3

     Consolidated Statements of Income -
      Three months and nine months ended September 30, 2000 and 1999 (unaudited)                          4

     Consolidated Statements of Cash Flows -
       Nine months ended September 30, 2000 and 1999 (unaudited)                                          5

     Consolidated Statement of Shareholders' Equity -
       Nine months ended September 30, 2000 (unaudited)                                                   6

     Notes to Consolidated Financial Statements                                                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                                                      12


OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                               17

Signature                                                                                                 17

VIRBAC CORPORATION

        PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS        PAGE 3
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2000             1999
                                                                     (UNAUDITED)       (UNAUDITED)
                                                                    --------------    --------------
ASSETS
Current assets:
Cash and cash equivalents                                           $      106,474    $      231,297
Accounts receivable                                                     10,809,582         5,555,363
Accounts receivable - Virbac SA                                            181,147           424,931
Inventories                                                             12,271,617        13,773,605
Prepaid expenses and other assets                                        1,084,791           919,112
                                                                    --------------    --------------
Total Current Assets                                                    24,453,611        20,904,308

Property, plant and equipment, net                                      12,490,769        12,765,120
Goodwill and other intangibles, net                                     10,373,871         9,953,120
Other assets                                                                93,410            10,470
                                                                    --------------    --------------

Total Assets                                                        $   47,411,661    $   43,633,018
                                                                    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and notes payable                        697,991         1,564,080
Accounts payable
         Trade (Note 10)                                                 4,255,398         3,579,822
         Virbac SA                                                          16,938           776,586
Accrued expenses                                                         1,398,850         2,723,588
                                                                    --------------    --------------
Total Current Liabilities                                                6,369,177         8,644,076

Long-term debt and notes payable                                         6,837,725         9,347,993
Unearned product license fees (Note 9)                                   5,250,000                --

Commitments and contingencies (Note 6)

Shareholders' equity:
Common stock ($.01 par value; 38,000,000 shares
Authorized; 21,765,258 and 20,975,747, respectively issued)                217,652           209,757
Additional paid-in capital                                              34,474,033        33,998,794
Treasury stock at cost (16,949 and 42,949 shares, respectively)            (44,719)          (97,581)
Accumulated deficit                                                     (5,692,207)       (8,470,021)
                                                                    --------------    --------------
                                                                        28,954,759        25,640,949
                                                                    --------------    --------------

Total Liabilities and Shareholders' Equity                          $   47,411,661    $   43,633,018
                                                                    ==============    ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION


           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                  PAGE 4
--------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          2000             1999            2000           1999

Net revenues                          $ 14,331,676    $ 12,854,051    $ 41,466,357    $ 34,980,231
Cost of goods sold                       8,426,481       7,912,284      23,749,454      20,272,064
                                      ------------    ------------    ------------    ------------

Gross profit                             5,905,195       4,941,767      17,716,903      14,708,167

Operation expenses:
Selling, general and administrative      3,821,843       3,165,636      11,551,430      10,644,657
Research and development                   333,924         307,916         996,962         890,784
Warehouse and distribution                 580,592         445,285       1,989,563       1,310,842
                                      ------------    ------------    ------------    ------------
Total Operating Expenses                 4,736,359       3,918,837      14,537,955      12,846,283

Income from operations                   1,168,836       1,022,930       3,178,948       1,861,884
Interest expense                          (271,655)       (155,511)       (777,943)       (396,039)
Other income (expense)                     108,861         (61,270)        376,809        (154,947)
                                      ------------    ------------    ------------    ------------

Income before income tax expense         1,006,042         806,149       2,777,814       1,310,898
Income tax expense                              --              --              --              --
                                      ------------    ------------    ------------    ------------

Net income                            $  1,006,042    $    806,149    $  2,777,814    $  1,310,898
                                      ============    ============    ============    ============

Basic income per share                $       0.05    $       0.04    $       0.13    $       0.07
                                      ============    ============    ============    ============
Diluted income per share              $       0.05    $       0.04    $       0.13    $       0.07
                                      ============    ============    ============    ============

Basic shares outstanding                21,346,217      20,978,163      21,211,277      19,229,769
Diluted shares outstanding              21,972,097      21,054,573      21,949,050      19,305,793



                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)            PAGE 5
--------------------------------------------------------------------------------

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                               2000           1999
                                                           ------------    ------------

 OPERATING ACTIVITIES
 Net income                                                $  2,777,814    $  1,310,898
 Adjustments to reconcile net income to net cash used in
         operating activities:
 Depreciation and amortization                                1,324,003       1,170,217
 Changes in operating assets and liabilities:
 (Increase) in accounts receivable                           (5,010,435)     (1,610,421)
 (Increase) decrease in inventories                           1,501,988      (2,204,766)
 (Increase) decrease in prepaid expenses and other             (165,679)        152,161
 Decrease in accounts payable                                   (84,071)     (1,149,426)
 Increase (decrease) in accrued expenses                     (1,324,738)        229,059

                                                           ------------    ------------
 Net cash used in operating activities                         (981,118)     (2,102,278)
                                                           ------------    ------------

 INVESTING ACTIVITIES
 Purchase of property, plant and equipment                     (607,165)       (274,418)
 Acquisition of Product Licenses                             (1,000,000)
 Unearned product license fees                                5,250,000
 Other                                                           53,822         139,056
 Merger with Agri-Nutrition Group Limited (see Note 1)               --        (643,979)

                                                           ------------    ------------
 Net cash provided by, (used in) investing activities         3,696,657        (779,341)
                                                           ------------    ------------

 FINANCING ACTIVITIES
 Proceeds from long-term debt and notes payable              15,900,466       8,126,679
 Repayment of long-term debt and notes payable              (19,225,824)    (16,119,802)
 Cash infusion by Parent in connection with the Merger
 (see Note 1)                                                                13,749,897
 Repurchase of treasury shares                                 (120,769)     (3,036,683)
 Reissuance of treasury shares                                  101,250
 Issuance of common stock                                       504,515           8,494

                                                           ------------    ------------
 Net cash (used in), provided by financing activities        (2,840,362)      2,728,585
                                                           ------------    ------------

 Decrease in cash and cash equivalents                         (124,823)       (153,034)
 Cash and cash equivalents, beginning of period                 231,297         412,378
                                                           ------------    ------------

 Cash and cash equivalents, end of period                  $    106,474    $    259,344
                                                           ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)       PAGE 6
--------------------------------------------------------------------------------

                                        Common Stock                            Treasury Stock
                                  ------------------------     Additional    -----------------------
                                    Number          Par         Paid In       Number          Par       Accumulated
                                   of Shares       Value        Capital      of Shares       Value        Deficit        Total
                                  ----------     ---------    -----------    ---------     ---------    -----------   -----------
Balance at
December 31, 1999                 20,975,747     $ 209,757    $33,998,794       42,949     $ (97,581)   $(8,470,021)  $25,640,949

Issuance of shares
  for exercise of
  Options                            754,828     $   7,548    $   464,467                                             $   472,015

Issuance of shares to
Directors                             21,353     $     214    $    32,286                                             $    32,500

Purchase of Treasury
Shares                                                                          42,000     $(120,769)                 $  (120,769)

Issuance of treasury shares
for exercise of
options                                                       $   (72,381)     (68,000)    $ 173,631                  $   101,250

Issuance of shares
to retire debt                        13,330     $     133    $    50,867                                             $    51,000

Net Income                                                                                              $ 2,777,814   $ 2,777,814

Balance at September 30, 2000     21,765,258     $ 217,652    $34,474,033       16,949     $ (44,719)   $(5,692,207)  $28,954,759




                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)            PAGE 7
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, oral hygiene and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, Mardel, and Francodex brand names.

     The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held Company. Pursuant to the merger agreement dated October 16, 1998, the merger was completed by the following series of transactions: (i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12,580,918 shares of AGNU stock to Interlab S.A.S., a wholly owned subsidiary of VBSA; and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity with VBSA its majority stockholder. The name of the surviving entity was then changed to Virbac Corporation.

     For financial statement reporting purposes, Virbac, Inc considers the merger a purchase of AGNU. Accordingly, the accompanying unaudited consolidated financial statements are the historical financial statements of Virbac, Inc., which reflect its acquisition of AGNU as of March 5, 1999.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for periods ending September 30, 2000 and 1999. The accompanying consolidated statements of operations reflect the historic operations of Virbac, Inc. and include the operations of AGNU since the date of the Merger. The results of operations for the nine months ending September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 1999 Form 10-K as filed with the Securities and Exchange Commission.

2.   THE MERGER

     As discussed in Note 1, the Company is the combination of Virbac, Inc. and AGNU, the merger of which has been accounted for as a purchase of AGNU by Virbac, Inc. The purchase price of $13.0 million assigned to the transaction is the market value of the outstanding Common Stock shares of AGNU at the time of the merger announcement (9,387,279 shares of AGNU at $1.25 per share, or $11.7 million) plus the direct acquisition cost incurred by Virbac, Inc. The purchase price has been allocated to the acquired assets and liabilities based on estimated fair market values as follows ($000's)


         Working Capital                           $         (2,970)

         Fixed Assets                                         8,413

         Identifiable Intangible Assets                         223

         Goodwill                                             7,295
                                                   ----------------
                                                   $         12,961
                                                   ================

VIRBAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                   PAGE 8
--------------------------------------------------------------------------------

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

                              PROFORMA INFORMATION
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       2000                1999

Net sales                                         $      41,466      $       40,168
Net income                                        $       2,778      $        1,181
Basic earnings per share                          $        0.13      $         0.06
Diluted earnings per share                        $        0.13      $         0.06
Basic weighted average shares outstanding                21,211              20,977
Diluted weighted average shares outstanding              21,949              21,051

     Pursuant to the Merger Agreement, the Company commenced a public tender offer to purchase 1,000,000 shares of the Company's outstanding Common Stock for $3.00 per share (the "Mandatory Tender Offer") in April 1999. The shares issued to Interlab S.A.S. as part of the merger were excluded from this tender offer. Following the Mandatory tender Offer, VBSA controls approximately 60% of the outstanding Common Stock of the Company. If the closing sale price of the Company's Common Stock has not reach at least $3.00 per share for 40 consecutive trading days by March 5, 2001, the Company would conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of $3.00 per share. However, as of August 4, 2000, the closing price of the Company's stock was $3.00 per share or greater for 40 consecutive trading days so this tender offer is not required and will not be made.


3.   INVENTORIES

     Inventories consist of the following:

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2000            1999

               Raw materials                                        $  7,903,241    $  8,617,833
               Finished goods                                          5,241,890       6,069,769
                                                                    ------------    ------------
                                                                      13,145,131      14,687,602
               Less:  reserve for excess and obsolete inventories       (873,514)       (913,997)
                                                                    ------------    ------------
                                                                    $ 12,271,617    $ 13,773,605
                                                                    ============    ============

VIRBAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)       PAGE 9
--------------------------------------------------------------------------------

4.   FINANCING

     The Company has a revolving credit facility of $9.4 million at September 30, 2000. Long-term debt and notes payable consist of the following:

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2000            1999

         Revolving credit facility with a financial institution up to $9.4 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon financial performance (9.25%, as
         of September 30, 2000).                                                   $  7,437,725    $ 10,616,090

         Note payable dated September 25, 1997, interest at prime, due in annual installments of $97,991, plus accrued interest,
         maturity September 25, 2001.                                                    97,991         195,983

         Notes payable dated September 25, 1997, due and paid in full in
         September 2000, with $49,000 payable in cash, plus interest at
         prime, and $51,000 in shares of the Company's Common stock.                         --         100,000
                                                                                   ------------    ------------

                                                                                      7,535,716      10,912,073

         Less- Current maturities                                                      (697,991)     (1,564,080)
                                                                                   ------------    ------------

                                                                                   $  6,837,725    $  9,347,993
                                                                                   ============    ============


     The amount available under the $9.4 million revolving credit facility reduces by 150,000 per quarter beginning September 1999 until such amount is $7 million. At September 30, 2000, $2.0 million was available under the credit facility.

     The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2000, the Company was not in compliance with these covenants. However, the Company received a waiver from the bank related to such non-compliance. In addition, the bank amended the debt covenants prior to the filing of the Company's 1999 Form 10-K and the Company was in compliance with such amended covenants at September 30, 2000.

5.   STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

     During the nine months ended September 30, 2000, options to purchase 82,000 shares of the Company's Common Stock were granted to employees. The weighted-average exercise price of $2.71 was determined based upon the fair value of the shares on the date of grant. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. During the same period, non-qualified options to purchase 366,000 shares of the Company's Common Stock were exercised. Of the options

VIRBAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)      PAGE 10
--------------------------------------------------------------------------------

exercised, 298,000 shares were issued from previously unissued shares and 68,000 shares were issued from treasury shares

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

     In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current stockholders. As of September 30, 2000, 399,000 pre-merger options were outstanding and 456,000 shares have been issued pursuant to this agreement. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

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

                                                                                            Manufacturing
                                                                                                 And         Consolidated
                                                 Veterinary         OTC            PMR      Administration       Total
For the nine months ended September 30, 2000
Net Revenues                                   $     18,547    $     12,031   $     10,853   $         35    $     41,466

Income (loss) from operations                         5,453           1,886          1,025         (5,185)          3,179
Interest (expense) and other income, net                                                                             (401)
Net income                                                                                                          2,778

For the nine months ended September 30, 1999
Net Revenues                                   $     16,023    $      9,913   $      8,858   $        186    $     34,980
Income (loss) from operations                         4,126             434          1,112         (3,810)          1,862
Interest (expense) and other income, net                                                                             (551)
Net income                                                                                                          1,311

VIRBAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)      PAGE 11
--------------------------------------------------------------------------------


8.   TRANSACTIONS WITH VBSA

     On January 1, 2000, the Company sold its distribution subsidiary in the United Kingdom, VRx U.K. to VBSA for 1 pound sterling. In addition the Company has signed a distribution agreement with VBSA that grants VBSA the distribution rights for all products the Company manufactures to be sold outside of the United States and Canada. The effective date of this transaction was January 1, 2000. Accordingly, the accompanying consolidated financial statements do not include the results of operations of VRx U.K. for the nine months ended September 30, 2000. Sales for VRx for the nine months ended September 30, 1999, were $808 thousand.

     During 1999 the Company signed a five-year distribution agreement with VBSA whereby VBSA was granted exclusive distribution rights of the Company's products outside of North America. In exchange for these rights, VBSA guaranteed to the Company minimum profit of approximately $800 thousand on VBSA sales in 2000. Through September 30, 2000, the Company has recorded approximately $600 thousand of profit on sales to VBSA.

9.   PFIZER AGREEMENT

     The Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained United States Food and Drug Administration ("FDA") approval to sell the products by a certain date or certain other conditions are not met. Accordingly the Company will not recognize revenue from this payment until all of the conditions that would require repayment have passed.

10.  OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

     The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as Accounts Payable in the amounts of $928,540 and $1,059,584 at September 30, 2000 and December 31, 1999, respectively.

11.  INCOME TAXES

     As of December 31, 1999, management concluded that, based on the Company's history of losses, it was more likely than not that the Company would not realize its net deferred tax assets related to deductible temporary differences and loss carryforwards. Accordingly, the Company provided a 100% valuation allowance. During 2000 the Company adjusted its 1999 deferred tax assets, increasing them by $3.8 million and recognizing a corresponding increase in the valuation allowance. Based on the Company's results of operations for the 9 months ended September 30, 2000, management now believes that it is more likely than not that a portion of these deferred tax assets will be realized. The tax benefit related to the AGNU acquisition is recognized (that is, by elimination of the valuation allowance) in the financial statements as a reduction to the goodwill created by the merger not as a reduction to income tax expense. The Company's income for the 9 months ended September 30, 2000 utilized a portion of its deferred tax assets and created deferred income tax expense. Such deferred income tax expense was eliminated by a reduction in the valuation allowance related to certain deferred tax assets not related to the AGNU acquisition.

VIRBAC CORPORATION

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

     On March 5, 1999, the Company, formerly named Agri-Nutrition Group Limited, merged with Virbac, Inc., with the Company being the surviving corporation. VBSA, the parent of Virbac, Inc., received 60% of the voting equity of the Company; therefore, Virbac, Inc. is considered to be the acquirer for financial statement reporting purposes. Accordingly, Virbac, Inc has accounted for the merger as a purchase of Agri-Nutrition Group Limited.

     The Management's Discussion and Analysis that follows contains forward-looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by certain risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. Projections of gross margin improvements anticipated due to the consolidation of manufacturing and distribution facilities and of expense reductions that may result from actual or planned headcount reductions may not be achieved if unforeseen difficulties arise in executing the plans or if assumptions made in the plans are not achieved. Forward-looking statements regarding future sales may be affected by new competitive or technological entries into the market or by lack of acceptance of the Company's products by the market. Projections regarding interest rates and changes to those rates could differ significantly from Company projections. The Company receives significant support from its majority owner VBSA. This support includes product development; research expenditures made that benefit the Company, short-term borrowings and worldwide distribution of the Company's products. Projections of future revenues related to products not yet registered with certain governmental agencies could differ significantly if those registrations are not received in the time periods anticipated. Therefore, the Company's actual results could differ materially from such forward-looking statements.

RESULTS OF OPERATIONS

     The actual results of operations for the quarters ended September 30, 2000 and September 30, 1999 as presented in the Consolidated Statements of Income include the operations of Virbac, Inc. plus the results of Agri-Nutrition. However, the actual results of operations for the nine months ended September 30, 1999 as presented in the Consolidated Statements of Operations, only include the Agri-Nutrition results since March 5, 1999 and Virbac, Inc for the entire period, while the results of operations for the period ended September 30, 2000 include both companies for the entire period. For comparative purposes, management believes that an analysis upon which 1999 results are presented on a basis that is equivalent to 2000 will provide a more meaningful discussion of the results of operations. To that end, the actual results for the nine-month period ending September 30, 1999 have been adjusted to include the results of Agri-Nutrition since January 1999 in order to be comparable with the actual results of 2000. The amounts for the nine month period ended September 30, 1999 have also been adjusted to reflect the January and February 1999 Agri-Nutrition actual results.

VIRBAC CORPORATION

MANAGEMENT DISCUSSION (CONTINUED)                                       PAGE 13
--------------------------------------------------------------------------------

(in thousands of dollars)          For the Three Months Ended     For the Nine Months Ended
                                         September 30                   September 30

                                                                                     1999
                                     2000            1999            2000       (as adjusted)
                                 ------------    ------------    ------------    ------------

   Net Revenues                  $     14,332    $     12,854    $     41,466    $     40,168
   Gross Profit                         5,905           4,942          17,717          16,153
   Gross Profit %                          41%             38%             43%             40%
   Operating Expenses                   4,736           3,919          14,538          14,386
   Operating Expense %                     33%             30%             35%             36%
   Interest and other (income)            163             217             401             551
   Net income (loss)             $      1,006    $        806    $      2,778    $      1,216

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

     Net revenues increased by approximately $1.5 million or 11.5% for the quarter September 30, 2000 compared with the quarter ended September 30, 1999 due to increased sales in all operating divisions. Sales for PMR were up $0.5 million due to the timing of orders received in the second quarter in 1999 but received in the third quarter 2000. The veterinary division sales increased $0.3 million due to increased shipments of dental products. The OTC division sales increased by $0.7 million due to a new product acquired from Pfizer (Pet Tabs).

     Gross profit increased by approximately $1.0 million and improved as a percentage by 3 percentage points. This is due to the consolidation efforts undertaken in 1999 that have reduced production costs and due to more favorable mix of products sold. The favorable mix comes from increased dental and oral hygiene products, sales of Pet Tabs and higher margin contract manufacturing work.

     Operating expenses have increased $817 thousand for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. The operating expense increase is due to higher sales volumes in the quarter as well as initiatives undertaken to enhance computer and operating systems and costs incurred to upgrade and fill staff positions that are needed to support new product launches and to support growth in the Company's existing businesses.

     As of December 31, 1999, management concluded that, based on the Company's history of losses, it was more likely than not that the Company would not realize its net deferred tax assets related to deductible temporary differences and loss carryforwards. Accordingly, the Company provided a 100% valuation allowance. During 2000 the Company adjusted its 1999 deferred tax assets, increasing them by $3.8 million and recognizing a corresponding increase in the valuation allowance. Based on the Company's results of operations for the 9 months ended September 30, 2000, management now believes that it is more likely than not that a portion of these deferred tax assets will be realized. The tax benefit related to the AGNU acquisition is recognized (that is, by elimination of the valuation allowance) in the financial statements as a reduction to the goodwill created by the merger not as a reduction to income tax expense. The Company's income for the 9 months ended September 30, 2000 utilized a portion of its deferred tax assets and created deferred income tax expense. Such deferred income tax expense was eliminated by a reduction in the valuation allowance related to certain deferred tax assets not related to the AGNU acquisition. Management will continue to evaluate the valuation allowance and make any adjustments necessary based on its assessment of whether it is more likely than not that such assets will be realized. The effect of such adjustments if any will reduce the income tax provision from normal statutory rates to the extent that such adjustments do not relate to tax benefits related to the AGNU acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1999

     Sales increased by $1.3 million or 3% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Most of the growth has come from increased dental products sold

VIRBAC CORPORATION

MANAGEMENT DISCUSSION (CONTINUED)                                        PAGE 14
--------------------------------------------------------------------------------

through the veterinary division, sales of Pet Tabs that were shipped for the first time in September 2000 and increased aquatic sales in the OTC division.

     The gross profit percentage for 2000 improved by 3 percentage points compared to 1999. This was caused by a more favorable product mix and due to cost efficiencies implemented in 1999. Margins for the sales segments of the Company typically range:


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

     Operating expenses have increased by $152 thousand for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase was due to increased operating expenses associated with increased sales volume partially offset by the synergies resulting from the consolidation of operations that took place in 1999. The Company incurred unusually high costs of approximately $0.6 million of costs associated with completing the audit of the Company's financial statements for 1999. The Company anticipates that the cost of preparing its financial statements for 2000 and subsequent periods will be significantly less than they were for 1999.

     Interest and other income decreased by $150,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Included in the September 30, 2000 other income is approximately $250 thousand in one-time fees earned from granting a third parties the use of registration data on the Company's bromethalin rodenticide and insecticidal shampoos. Included in the September 30, 1999, was a loss associated with a lawsuit filed by a former employee for approximately $80 thousand.

     As of December 31, 1999, management concluded that, based on the Company's history of losses, it was more likely than not that the Company would not realize its net deferred tax assets related to deductible temporary differences and loss carryforwards. Accordingly, the Company provided a 100% valuation allowance. During 2000 the Company adjusted its 1999 deferred tax assets, increasing them by $3.8 million and recognizing a corresponding increase in the valuation allowance. Based on the Company's results of operations for the 9 months ended September 30, 2000, management now believes that it is more likely than not that a portion of these deferred tax assets will be realized. The tax benefit related to the AGNU acquisition is recognized (that is, by elimination of the valuation allowance) in the financial statements as a reduction to the goodwill created by the merger not as a reduction to income tax expense. The Company's income for the 9 months ended September 30, 2000 utilized a portion of its deferred tax assets and created deferred income tax expense. Such deferred income tax expense was eliminated by a reduction in the valuation allowance related to certain deferred tax assets not related to the AGNU acquisition. Management will continue to evaluate the valuation allowance and make any adjustments necessary based on its assessment of whether it is more likely than not that such assets will be realized. The effect of such adjustments if any will reduce the income tax provision from normal statutory rates to the extent that such adjustments do not relate to tax benefits related to the AGNU acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, $ 1.0 million of cash was used in operations. Although $ 2.8 million was generated by the Company's net income before depreciation and amortization, working capital needs consumed $
5.0 million. The increase in working capital reflects increases in accounts receivable, which arises from the seasonal increase in sales. The days sales outstanding for accounts receivable improved to 59 days from 66 days in the quarter ended June 30, 2000.

     Cash flows used in investing activities include cash costs related to capital improvements at the Company's St. Louis and Fort Worth computer equipment and software. As well as funds paid to acquire the rights to sell a new product. These outflows were offset by the $5.25 million payment received from Pfizer as discussed in Note 9 to the financial statements.

VIRBAC CORPORATION

MANAGEMENT DISCUSSION (CONTINUED)                                        PAGE 15
--------------------------------------------------------------------------------

     Cash flows from financing activities reflect primarily reductions in borrowing under a revolving credit facility. Additional cash flows from financing activities were the purchases and subsequent reissuance of treasury shares and the issuance of previously unissued shares in order to satisfy distributions under stock compensation plans.

On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year, $10 million facility. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to the in-licensing of a product and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase was repaid in installments from February to July 2000. Of the remaining $9.4 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $2.4 million will be reduced by $150,000 per quarter. At September 30, 2000, $2.0 million was available under the credit facility. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At September 30, 2000, the Company is paying 25 basis points under prime (9.25%).

     The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2000, the Company was not in compliance with these covenants. However, the Company received a waiver from the bank related to such non-compliance. In addition, the bank amended the debt covenants prior to the filing of the Company's 1999 Form 10-K and the Company was in compliance with such amended covenants at September 30, 2000.

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

     During 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party. The Company has paid $2,000,000 in partial payment for those rights, and, depending upon the third party reaching certain milestones in the registration process, is committed to paying up to an additional $2,150,000 between 2000 and 2002.

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


NEW ACCOUNTING PRONOUNCEMENT

SAB 101 PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The SEC has delayed the adoption of SAB 101 until the fourth quarter of fiscal 2000. As of the date of this filing, the Company does

VIRBAC CORPORATION

MANAGEMENT DISCUSSION (CONTINUED)                                        PAGE 16
--------------------------------------------------------------------------------
not anticipate any impact from adopting this statement.

QUARTERLY EFFECTS AND SEASONABILITY

     The results of operations of certain products in the veterinary product line, including Virbac's flea and tick collars, have been seasonal with a lower volume of its sales and earnings being generated during the Company's first and fourth fiscal quarters. The results of operations of the Company's OTC segment have also been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's fourth quarter. Seasonal patterns of PM Resources' operations are highly dependent on weather, feeding economics and the timing orders.

VIRBAC CORPORATION

                          PART II - OTHER INFORMATION                   PAGE 17
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

b.   Reports of Form 8-K.

     No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION




 /s/ Joseph A. Rougraff
----------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
November 7, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27              Financial Data Schedule