Form 10-Q/A
period 2000-03-31
VIRBAC CORP
filed 2000-12-21
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                             Yes    X       No
                                 -----         -----



The number of shares of common stock outstanding at May 9, 2000 is 21,222,227 shares.

VIRBAC CORPORATION

                                      INDEX


                                                                        PAGE
FINANCIAL INFORMATION

Financial Statements

     Consolidated Balance Sheets -
      March 31, 2000 (unaudited) and December 31, 1999                    4

     Consolidated Statements of Operations -
      Three months ended March 31, 2000 and 1999 (unaudited)              5

     Consolidated Statements of Cash Flows -
       Three months ended March 31, 2000 and 1999 (unaudited)             6

     Consolidated Statement of Shareholders' Equity -
       Three months ended March 31, 2000 (unaudited)                      7

     Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                     13


OTHER INFORMATION

Signature                                                                17

VIRBAC CORPORATION

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

         Item 1 is amended to (i) correct a transposition in the amount of Total Assets in the March 31, 2000 Consolidated Balance Sheets, (ii) include separate line items for each of Basic income per share, Diluted income per share, Basic shares outstanding and Diluted shares outstanding in the Consolidated Statements of Operations, (iii) add an additional note (Note 2) to the Notes to Consolidated Financial Statements containing data relating to the merger of Virbac, Inc. and Agri-Nutrition Group Limited, and (iv) correct the number of stock options issued during the quarter disclosed in Note 5 to the Notes to Consolidated Financial Statements.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

VIRBAC CORPORATION

                       CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                              2000            1999
                                                                         -------------    -------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $     427,273    $     231,297
   Accounts receivable                                                       9,847,558        5,555,363
   Accounts receivable - Virbac SA                                             263,084          424,931
   Inventories                                                              12,802,490       13,773,605
   Prepaid expenses and other assets                                           913,240          919,112
                                                                         -------------    -------------
                                                                            24,253,645       20,904,308

Property, plant and equipment, net                                          12,571,725       12,765,120
Goodwill and other intang                                                    9,647,842        9,953,120
Other assets                                                                    68,659           10,470
                                                                         -------------    -------------
   TOTAL ASSETS                                                          $  46,541,871    $  43,633,018
                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   BANK OVERDRAFT                                                        $   1,499,635    $   1,059,584
   Current portion of long-term debt and notes payable                       2,731,184        1,564,080
   Accounts payable
      Trade                                                                  4,217,011        2,520,238
      Virbac SA                                                                 30,019          776,586
   Accrued expenses                                                          1,889,487        2,723,588
                                                                         -------------    -------------
                                                                            10,367,336        8,644,076
Long-term debt and notes payable                                             9,197,991        9,347,993

Commitments and contingencies (Note 6)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
     20,975,747 issued)                                                        212,312          209,757
   Additional paid-in capital                                               34,326,357       33,998,794
   Treasury stock at cost (8,949 and 42,949 shares, respectively)
                                                                               (22,850)         (97,581)
   Accumulated deficit                                                      (7,539,275)      (8,470,021)
                                                                         -------------    -------------
                                                                            26,976,544       25,640,949

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  46,541,871    $  43,633,018
                                                                         =============    =============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

VIRBAC CORPORATION

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS
                                           --------------------------------
                                                    ENDED MARCH 31,
                                                2000              1999
                                           --------------    --------------
Net revenues                               $   13,354,284    $    7,719,983
Cost of goods sold                              7,725,542         3,829,869
                                           --------------    --------------
Gross profit                                    5,628,742         3,890,114

Operation expenses:
   Selling, general and administrative          3,691,345         3,103,998
   Research and development                       343,210           215,503
   Warehouse and distribution                     689,082           453,740
                                           --------------    --------------
Income from operations                            905,105           116,873
Interest expense                                 (233,266)         (116,644)
Other income (expense)                            258,907            11,785
                                           --------------    --------------
Income before income tax benefit                  930,746            12,014
Income tax benefit                                     --                --
                                           --------------    --------------

Net income                                 $      930,746    $       12,014
                                           ==============    ==============

Basic income per share                     $         0.04    $           --
                                           ==============    ==============
Diluted income per share                   $         0.04    $           --
                                           ==============    ==============

Basic shares outstanding                       21,090,346        15,295,064
                                           ==============    ==============
Diluted shares outstanding                     21,375,878        15,295,064
                                           ==============    ==============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

VIRBAC CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                FOR THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                        ------------------------------
                                                                             2000              1999
                                                                        -------------    -------------
OPERATING ACTIVITIES
                                                                        $     930,746    $      12,014
Net income

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:-
      Depreciation and amortization                                           323,928          238,858
      Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                    (4,333,255)      (1,625,782)
      (Increase) decrease in inventories                                      622,361          (97,416)
      (Increase) decrease in prepaid expenses and other                        (2,904)         363,982
      Increase in accounts payable                                          1,700,740          355,689
      Increase (decrease) in accrued expense                                 (677,353)          30,014
                                                                        -------------    -------------
Net cash used in operating activities                                      (1,435,737)        (722,641)
                                                                        -------------    -------------
Investing activities
Purchase of property, plant and equipment                                     (86,262)              --
Other                                                                        (144,027)         (31,329)
Merger with Agri-Nutrition Group Limited (see Note 1)                              --         (643,979)
                                                                        -------------    -------------
Net cash used in investing activities                                        (230,289)        (675,308)
                                                                        -------------    -------------

Financing activities
Proceeds from long-term debt and notes payable                              1,580,978               --
Repayment of long-term debt and notes payable                                (563,876)     (12,772,811)
Increase in bank overdraft                                                    440,051               --
Cash infusion by Parent in connection with the Merger
(see Note 1)                                                                       --       13,749,889
Repurchase of treasury shares                                                 (98,900)
Reissuance of treasury shares                                                 101,250               --
Issuance of common stock                                                      402,499            8,493
                                                                        -------------    -------------

Net cash provided by financing activities                                   1,862,002          985,571
                                                                        -------------    -------------

Increase (decrease) in cash and cash equivalents                              195,976         (412,378)
Cash and cash equivalents, beginning of period                                231,297          412,378
                                                                        -------------    -------------
Cash and cash equivalents, end of period                                $     427,273    $          --
                                                                        =============    =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

VIRBAC CORPORATION

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                  Common Stock                                Treasury Stock
                             ------------------------                  ---------------------------
                                                         Additional
                               Number         Par         Paid In        Number                       Accumulated        Total
                             of Shares       Value        Capital       of Shares        Amount         Deficit
                             -----------  -----------  -------------   ------------   ------------   -------------   -------------
Balance,
December 31, 1999             20,975,747  $   209,757  $  33,998,794         42,949   $    (97,581)  $  (8,470,021)  $  25,640,949

Issuance of shares to
satisfy stock compensation
plans                            255,429        2,555        399,944                                                        402,499

Purchase of treasury
Shares                                                                       34,000        (98,900)                        (98,900)

Issuance of shares to
satisfy stock compensation
plans                                                        (72,381)       (68,000)       173,631                         101,250

Net income                                                                                                 930,746         930,746
                             -----------  -----------  -------------   ------------   ------------   -------------   -------------
Balance,
March 31, 2000                21,231,176  $   212,312  $  34,326,357          8,949   $    (22,850)  $  (7,539,275)  $  26,976,544
                            ============  ===========  =============   ============   ============   =============   =============


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

VIRBAC CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Working Capital                                          $      (2,970)

         Fixed Assets                                                    8,413

         Identifiable Intangible Assets                                    223

         Goodwill                                                        7,295
                                                                  ------------
                                                                  $     12,961
                                                                  ============

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

                              PRO FORMA INFORMATION
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -----------------------------
                                                      2000            1999
                                                 -------------   -------------
Net sales                                        $      13,354   $      12,908
Net income (loss)                                $         931   $         (83)
Basic and diluted earnings (loss) per share      $        0.04   $       (0.01)
Basic weighted average shares outstanding               21,090          15,295
Diluted weighted average shares outstanding             21,090          15,295

         Also pursuant to the Merger Agreement in April 1999, the Company commenced a public tender offer to purchase 1,000,000 shares of the Company's outstanding Common Stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA as part of the merger were excluded from this tender offer. Following the Mandatory tender Offer, VBSA controls approximately 60% of the outstanding Common Stock of the Company. In addition, if, during the period ending on the second anniversary of the merger, the closing sale price of the Company's Common Stock has not reached at least $3.00 per share for 40 consecutive trading days, the Company will conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding Common Stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender offer will be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued Common Stock at a price of $3.00 per share.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

VIRBAC CORPORATION

3.       INVENTORIES

         Inventories consist of the following:

                                                               MARCH 31,        DECEMBER 31,
                                                                 2000              1999
                                                           ---------------    ---------------
Raw materials                                              $     5,200,139    $     6,340,906
Packaging                                                        2,990,725          2,276,927
Finished goods                                                   5,460,677          6,069,769
                                                           ---------------    ---------------
                                                                13,651,541         14,687,602
Less:  reserve for excess and obsolete inventories                (849,051)          (913,997)
                                                           ---------------    ---------------
                                                           $    12,802,490    $    13,773,605
                                                           ===============    ===============


4.       FINANCING

         The Company has a revolving credit facility of $11.8 million at March 31, 2000. Long-term debt and notes payable consist of the following:

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2000               1999
                                                                          ---------------    ---------------
Revolving credit facility with a financial institution up to $11.8 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon financial
performance (8.5%, as of March 31,2000)                                   $    11,633,192    $    10,616,090

Note payable dated September 25, 1997, interest at prime, due in annual installments of $97,991, plus accrued interest,
maturity September 25, 2001                                                       195,983            195,983

Notes payable dated September 25, 1997, due in September 2000, with
$49,000 payable in cash, plus interest at prime,
and $51,000 in shares of the Company's Common stock .                             100,000            100,000
                                                                          ---------------    ---------------

                                                                               11,929,175         10,912,073

Less- Current maturities                                                       (2,731,184)        (1,564,080)
                                                                          ---------------    ---------------

                                                                          $     9,197,991    $     9,347,993
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

5.       STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

         During the three months ended March 31, 2000, options to purchase 104,500 shares of the Company's Common Stock were granted to employees. The exercise price of $2.74 was determined based upon the fair value of the shares on the date of grant. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. Options to purchase an additional 38,000 shares of the Company's Common Stock at an exercise price of $2.75 were contingently granted, with the final granting of the stock conditional upon the Company's performance in 2000. During the same period, non-qualified options to purchase 302,076 shares of the Company's Common Stock were exercised. Of the options exercised, 234,076 shares were issued from previously unissued shares and 68,000 shares were issued from treasury shares

         During the three months ended March 31, 2000, the Company purchased on the open market 34,000 shares of its Common Stock. During the same period, 68,000 shares of treasury stock were reissued and 234,076 of authorized but previously unissued shares were issued to satisfy distributions under stock compensation plans. In addition, 21,353 shares of authorized but previously unissued shares were issued to outside directors of the Company.

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

                                                                                                 Manufacturing
                                                                                                      And         Consolidated
                                                  Veterinary          OTC             PMR        Administration       Total
                                                -------------    -------------   -------------   --------------   -------------
For the quarter ended March 31, 2000
Revenues from external customers                $       6,194    $       3,863   $       3,294   $           3    $      13,356
Income (loss) from operations                           1,874              426             293          (1,689)             905
Interest (expense) and other income, net                                                                                     26
Net income                                                                                                                  931

For the quarter ended March 31, 1999
Revenues from external customers                $       4,678    $       1,837   $       1,118   $          87    $       7,720
Income (loss) from operations                             945                8             148            (984)             117
Interest (expense) and other income, net                                                                                   (105)
Net income                                                                                                                   12


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

VIRBAC CORPORATION

 (in thousands of dollars)          For the quarter ended
                                        March 31,
                              -------------------------------
                                  1999              2000
                              -------------     -------------
                              (as adjusted)
Net Revenues                  $      13,354     $      12,908
Gross Profit                          5,629             5,335
Gross Profit %                           42%               41%
Operating Expenses                    4,723             5,314
Interest and other (income)             (25)              104
Net income (loss)                       931     $         (83)


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

VIRBAC CORPORATION

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

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION

 /s/ Joseph A. Rougraff
---------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
December 11, 2000