Form 10-K
period 2000-12-31
VIRBAC CORP
filed 2001-03-23
CIK 922814

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-24312

                               VIRBAC CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                            43-1648680
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification Number)

         3200 Meacham Blvd.
         Fort Worth, TX                                     76137
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (817) 831-5030

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X. NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 2, 2001 (computed by reference to the closing price of such stock on the NASDAQ/National Market) was $28,732,598.

         As of March 2, 2001, there were 21,975,697 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Definitive proxy statement for the registrant's 2001 annual meeting of stockholders.


================================================================================

                               VIRBAC CORPORATION

                                    FORM 10-K

                              CROSS REFERENCE SHEET

   ITEM                                                                                                 PAGE
   ----                                                                                                 ----
                                                  Part I

     1        Business.........................................................................          1

     2        Properties.......................................................................          6

     3        Legal Proceedings................................................................          6

     4        Submission of Matters to a Vote of Security Holders..............................          6

     4A       Executive Officers of the Registrant.............................................          7


                                                  Part II


     5        Market for Registrant's Common Equity and Related Stockholder Matters............          8

     6        Selected Financial Data .........................................................          8

     7        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................          9

     8        Financial Statements.............................................................         18

     9        Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure.........................................................         18


                                                  Part III


     10       Directors and Executive Officers of the Registrant...............................         19

     11       Executive Compensation...........................................................         19

     12       Security Ownership of Certain Beneficial Owners and Management...................         19

     13       Certain Relationships and Related Transactions...................................         19


                                                  Part IV


     14       Exhibits, Financial Statement Schedules and Reports on Form 8-K..................         19

              Signatures.......................................................................         22

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

         Virbac Corporation ("Virbac" or "the Company"), based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticide and dental products. Its PM Resources division ("PMR"), based in Bridgeton, Missouri, formulates products under private-label and third party contract manufacturing for use in the animal health and specialty chemicals industries. Some of the Company's products are manufactured and distributed under license from Virbac S.A. ("VBSA") a French veterinary pharmaceutical manufacturer that indirectly owns approximately 60% of the Company's outstanding common stock. The Company distributes and sells its products throughout the United States and Canada, and, through a distribution agreement with VBSA, in foreign markets.

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a wholly owned subsidiary of Virbac S.A., a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. Pursuant to the merger agreement dated October 16, 1998 (the "Merger Agreement"), the merger was completed by the following series of transactions: (i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12,580,918 shares of AGNU stock to Interlab S.A.S., a wholly owned subsidiary of VBSA ("VBSA sub"); and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity and VBSA its majority stockholder. The name of the surviving entity was then changed to Virbac Corporation.

         VBSA had annual sales in 1999 in excess of 275 million euros, ranking it among the top ten distributors of animal health products worldwide. VBSA focuses on two segments of the animal health market: the pet and companion animal segment and the livestock segment. VBSA has 22 subsidiaries and distributes its products in more than 100 countries. VBSA has a multi-million dollar research and development budget for developing new products.

         The Company has exclusive North American manufacturing and distribution rights to any new product developed by VBSA for sale in the United States. Where appropriate, the Company leverages these rights by sublicensing rights to those products to third parties.

PRODUCTS

         The Company's products are used to promote the health and hygiene of companion animals - principally dogs, cats, and fish. The principal products manufactured by the Company include:

         o Dermatological products for dogs and cats, including anti-itch, anti-microbial, and anti-inflammatory lotions and shampoos,

         o Oral hygiene products for dogs and cats, including toothpaste and toothbrushes, sprays, and enzymatic rawhide chews,

         o Flea and tick products, including collars, shampoos, dip concentrates, and oral rinses,

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

         o Pest control products, including rodenticides,

         o Nutritional supplements to promote healthy coat and skin,

         o Anthelmetics, or dewormers, to prevent gastrointestinal worms in livestock and in companion animals,

         o Gastrointestinal products for dogs and cats, including hairball remedies, and

         o Specialty chemicals

SALES AND MARKETING

         The Company markets two basic lines of products - a veterinary line sold at the retail level by veterinary clinics and a consumer brand line sold by specialty pet retail stores and superstores, mass merchandisers and farm and fleet distributors. The Company sells both lines of products to national or dominant regional wholesale distributors serving the animal health markets, specialty pet retail stores and superstores, mass merchandisers, and farm and fleet distributors. Sales are made through a combination of full-time sales persons and independent sales representatives, utilizing direct sales, telemarketing, and other means. Separate sales forces are employed for each of the veterinary and consumer brand lines, as well as for PMR.

         The Company's veterinary marketing and sales promotions target veterinarians through education and sampling to encourage veterinarians to prescribe and sell more of Virbac's products. The Company's principal veterinary line labels are Allerderm(R) dermatological products, C.E.T.(R) dental products, and Preventic(R) tick collars.

         The promotion of the Company's consumer brand line is focused on obtaining shelf space in retail outlets. The Company's principal consumer brand labels are St. JON(R), Zema(R), Mardel(R), Francodex(R) and Pet-Tabs(R).

         PMR's products are primarily contract manufactured for significant animal health and specialty chemical customers. In addition, PMR distributes animal health products to the farm and fleet market, rural, and urban feed and pet retailers.

         Members of one veterinary buying group represent the Company's largest group of customers and accounted for approximately 12% and 11% of net sales in 2000 and 1999, respectively.

         In addition to its direct marketing and distribution activities, the Company licenses marketing and distribution rights to some of its products to third parties. During 2000 the Company sublicensed to Pfizer Inc. the North American distribution rights to two products, which will be manufactured by the Company under license from VBSA.

RESEARCH AND DEVELOPMENT

         Virbac maintains a research and development staff for the purpose of developing improved products and filings with various regulatory agencies. Currently, Virbac's product development efforts are focused on new formulations for dermatology. Virbac believes it is an international leader in pet dermatology product development. Virbac does not produce chemical compounds, but develops formulas adapted to the needs of companion animals either from generic compounds or proprietary compounds. Virbac currently has licenses for all proprietary compounds used in its manufacturing process. Virbac believes that the loss of any such license would not have a material effect on the business of Virbac as such licenses can be easily replaced.

         Virbac also has the exclusive North American rights to any products developed by VBSA intended for companion animals and livestock, for which beginning in 2001 it will pay royalties to VBSA ranging from 3% to 6% of its sales of such products. In 1999 and 2000, VBSA reimbursed the Company $315,477 and $400,000, respectively, for internal costs incurred by the Company in readying VBSA products for launch in North America. Beginning in 2001 the Company will be responsible for all such costs.

         In developing new or improved products, the Company considers a variety of factors, including (i) existing or potential marketing opportunities for such products, (ii) the capability of Virbac to manufacture such products, (iii) whether such products complement existing products of Virbac, and (iv) the opportunities to leverage such products with the development of additional products. During 2000, the Company spent approximately $1.3 million (net of reimbursement from VBSA) on research and development, which represents a 30% increase over the prior year. Virbac also conducts research on VBSA products that have the potential to be distributed on a worldwide basis.

         In addition to developing its own products and obtaining manufacturing and distribution rights to products developed by VBSA, the Company obtains manufacturing and distribution rights with respect to products developed by third parties.

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

         The Company's FDA-approved new animal drug applications ("NADAs") permit it to sell medicated treatments, anthelmetics, feed additives and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs' performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

         The Company's numerous trademarks relate primarily to its veterinary and consumer brand products which are marketed under the St. JON(R), Mardel(R), Zema(R) and Allerderm(R) labels. The Company also has trademark registrations pending for various additional companion animal products.

         The Company also has several patents covering pet toothbrushes, tartar remover, pet shampoo, and flea traps. In addition, the Company has the exclusive right to use several patents owned by others, most notably patents relating to enzyme generation formulae for use in animal toothpaste, on rawhide chews, insect growth regulators and VBSA's Spherulite technology, which enables active ingredients to be progressively discharged following application of the product.

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

COMPETITION

         The Company's competitors fall into roughly four categories: manufacturers, formulators and blenders of animal health products; animal health product distributors; pet care product producers and suppliers; and specialty chemical and pest control manufacturers.

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

         The federal government has extensive enforcement powers over the activities of veterinary pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit sale of unapproved or non-complying products, and to halt manufacturing of any operations that are not in compliance with applicable laws and regulations. Virbac has not experienced any such restrictions or prohibitions. However, any such restrictions or prohibitions on sales or withdrawal of approval of products marketed by Virbac could materially adversely affect Virbac's business, financial condition and results to operation.

         While Virbac believes that all of its current pharmaceuticals are in compliance with all applicable FDA regulations or have received requisite government approvals for manufacture and sale, such marketing authority is subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals, which may be subject to a lengthy application process and may ultimately be rejected. Virbac's manufacturing facilities are continually subject to inspection by such government agencies and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory.

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

EMPLOYEES

         The Company has approximately 285 full-time employees, of which approximately 169 are engaged in manufacturing activities and 82 in sales and marketing activities. Forty-six of the full-time employees located at the Bridgeton, Missouri facility are represented by the International Longshoremen's Association, and eight are represented by the International Brotherhood of Electrical Workers. Such employees' wages and benefits are governed by collective bargaining agreements negotiated with the unions, which will expire in the fourth quarter of 2001. The Company also employs workers on a temporary basis, the number of which fluctuates on an annual basis because demand for the Company's products is seasonal. The Company considers its employees and union relations to be good.

ITEM 2.  PROPERTIES.

         The Company owns the Fort Worth, Texas and the Bridgeton, Missouri manufacturing facilities where most of the Company's products are produced. The Fort Worth facility is an 118,000 square foot manufacturing, warehousing and office facility. Most of the Company's non-EPA regulated products are manufactured at this facility. The Bridgeton facility, at which PMR's operations are conducted and most EPA regulated products are manufactured, consists of a 176,000 square foot manufacturing and warehousing building located on 37 acres. This facility has been pledged as collateral on the Company's revolving credit facility.

         The Company also leases a manufacturing, warehousing, and office facility near Los Angeles, California. During 1999, the production of the majority of products manufactured at this facility was transferred to the Fort Worth facility, with only specialized product manufacturing remaining. The remaining manufacturing is conducted in a facility leased under a non-cancelable operating lease that expires August 2005. The Company also leases certain equipment under non-cancelable operating leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the Company's executive officers:

         Name                      Age              Position
         ----                      ---              --------

         Thomas L. Bell            42               President and Chief Executive Officer
         Bruce G. Baker            57               Executive Vice President - Business Development
         Joseph A. Rougraff        42               Vice President and Chief Financial Officer

         Thomas L. Bell has been President and Chief Executive Officer of the Company since May 1999. Mr. Bell held various management positions during the previous 13 years with Fort Dodge Animal Health/American Cyanamid, an international manufacturer and distributor of animal health pharmaceuticals and biologicals, and a subsidiary of American Home Products. Mr. Bell was most recently vice-president for the International Animal Health and Nutrition division, where he was responsible for 26 worldwide profit centers.

         Bruce G. Baker has been Executive Vice President - Business Development of the Company since March 1999. Previously, Mr. Baker served as President and Chief Executive Officer of Agri-Nutrition Group Limited from November 1996 until its merger with Virbac, Inc. in March 1999. From March 1994 through October 1996 he was Vice President and Deputy Chief Executive, and, as one of the original founders of Agri-Nutrition, has been a director of the Company since August 1993. Prior to 1993, Mr. Baker held various management positions with Ralston/Purina Mills, including Vice President of Research & Marketing and VP of the Consumer Group of Purina Mills.

         Joseph A. Rougraff has been Vice President and Chief Financial Officer since May 2000. Mr. Rougraff was employed previously for 14 years with Lacy Distribution, Inc. Immediately prior to joining the Company, Mr. Rougraff was the Vice President - Finance for four years for Ed Tucker Distributor, Inc., a subsidiary of Lacy Distribution, Inc. Mr. Rougraff has an MBA from Indiana University and is a certified public accountant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the NASDAQ National Market under the symbol VBAC. The following table sets forth the quarterly range of high and low closing sale prices per share for the common stock during the period indicated.

                                                                 High              Low
                                                                 ----              ---
Year ended December 31, 1999
         First Quarter........................................   1.56              1.00
         Second Quarter.......................................   1.75              1.03
         Third Quarter........................................   1.50              1.13
         Fourth Quarter.......................................   3.00              1.25

Year ended December 31, 2000
         First Quarter........................................   3.88              2.44
         Second Quarter.......................................   3.88              1.94
         Third Quarter........................................   4.38              3.13
         Fourth Quarter.......................................   4.00              3.09

         The Company has never paid any dividends on its common stock. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, pursuant to the September 7, 1999 credit facility, the Company is prohibited from paying dividends without the consent of the Company's lender. As of March 6, 2001, the Company had a total of approximately 1,692 stockholders, including 237 stockholders of record and approximately 1,455 persons or entities holding common stock in nominee name.

         During 2000 the Company issued 13,330 shares of stock to retire $51,000 of debt. In addition, under antidilution provisions of an agreement with VBSA, the Company issued 606,495 shares of common stock to Interlab SAS, a wholly owned subsidiary of VBSA. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because they did not involve public offerings.

ITEM 6.  SELECTED FINANCIAL DATA.

         The Company is the result of a March 5, 1999 merger of Virbac, Inc. and Agri-Nutrition Group Limited. The following table presents selected financial data for each of the five years in the period ended December 31, 2000 for the Company. The selected financial data for the three years in the period ended December 31, 1998 are derived from the Consolidated Financial Statements of Virbac, Inc., each of which has been audited by Arthur Andersen LLP, independent public accountants. The selected financial data for the two years ended December 31, 2000 are derived from the Consolidated Financial Statements of the Company, which has been audited by PricewaterhouseCoopers, LLP, independent accountants. The data should be read in conjunction with the Consolidated Financial Statements of the Company, and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included elsewhere in this report.

                                                                         FISCAL YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                 2000 (1)          1999 (2)          1998 (3)          1997 (3)          1996 (3)
                                               ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA

Net revenues                                   $ 52,964,901      $ 43,717,824      $ 15,051,090      $ 16,235,284      $ 17,493,683

Income (loss) from operations                     2,830,875            33,174        (1,238,523)         (730,820)         (889,354)

Income tax benefit                                1,021,094                --                --                --                --
Income before cumulative effect of
   accounting change                              3,411,977                --                --                --                --
Cumulative effect of accounting principle
   change                                          (468,735)               --                --                --                --
Net income, (loss)                                2,943,242          (543,776)       (1,821,386)       (1,255,207)       (1,387,248)

Diluted income, (loss) per common share                0.13             (0.03)            (0.14)            (0.10)            (0.11)

Diluted weighted average number of common
   shares outstanding                            22,133,402        19,677,053        12,580,918        12,580,918        12,580,918

BALANCE SHEET DATA
     Cash                                      $    272,033      $    231,297      $    412,378      $     84,047      $    124,203
     Working capital (deficit)                   19,620,930        12,260,232          (854,656)        2,426,916          (166,950)
     Total assets                                49,388,443        43,633,018        12,680,651        13,391,178        13,792,535
     Current portion of notes payable               697,991         1,564,080         3,200,000           400,000           400,000
     Long-term obligations, less
       Current maturities                         6,894,783         9,347,993         4,000,000         6,650,000         3,450,000
     Stockholders' equity                        29,161,867        25,640,949         1,890,700         3,712,086         4,967,293

----------

         (1) On December 3, 1999 the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company records revenue. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. This is usually when the customer receives the product. The net effect for Fiscal 2000 of this change was to reduce sales by $762,629, and diluted earnings per share by $0.02. The pro forma amounts for 1999, 1998, 1997, and 1996 are not determinable due to the unavailability of the accounting records.

         (2) The results for the year ended December 31, 1999 include the operations of Virbac, Inc. plus the results of Agri-Nutrition since March 5, 1999.

         (3) Earnings per share for the periods ending December 31, 1998, 1997, and 1996 have been restated to reflect the number of equivalent shares received by Virbac, Inc. in connection with the March 5, 1999 purchase of Agri-Nutrition Group Limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, Mardel, Francodex and Pet-Tabs brand names.

         On March 5, 1999, the Company, formerly named Agri-Nutrition Group Limited, merged with Virbac, Inc., with the Company being the surviving corporation. Virbac S.A., the parent of Virbac, Inc., received 60% of the voting equity of the Company; therefore, Virbac, Inc. was considered to be the acquirer for financial statement purposes. Accordingly, the merger was accounted for as a purchase of Agri-Nutrition Group Limited by Virbac, Inc.

         In conjunction with the merger, the Company assessed, formulated and announced plans to consolidate its manufacturing and distribution operations. Under the plan, which was completed prior to the end of 1999, all pet product distribution operations were transferred from AGNU's Chicago, Illinois, and Los Angeles, California facilities to the Company's larger Fort Worth, Texas facility. All manufacturing and distribution operations, which had been carried out at the Chicago facility, ceased, and such operations were transferred to other existing Company facilities. In addition, manufacturing and distribution operations related to the majority of products previously produced at the Los Angeles facility were transferred to the Fort Worth facility, with only certain production and marketing activities remaining in California.

         The cost to close the Chicago facility, which mostly comprised severance costs and future lease obligations, and relocation costs for certain key members of the manufacturing team were approximately $350,000. The severance costs were paid as of December 31, 1999 and the lease obligation was paid in fiscal 2000. These costs are included in the purchase price allocation of the merger.

         On December 3, 1999 the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company records revenue. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. This is usually when the customer receives the product. The cumulative effect of this change for periods prior to December 31, 2000 of $468,735, or $0.02 per share is shown as the cumulative effect of accounting change in the Consolidated Statements of Operations.

         The net effect for fiscal 2000 of this change was to reduce sales by $762,629, and diluted earnings per share by $0.02. The pro forma amounts for 1999 and 1998 are not determinable due to the unavailability of the accounting records.

         The discussion that follows contains forward-looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by certain risks and uncertainties described in the Company's filings with the Securities and Exchange Commission. Projections of gross margin improvements anticipated due to the consolidation of manufacturing and distribution facilities and of expense reductions that may result from actual or planned headcount reductions may not be achieved if unforeseen difficulties arise in executing the plans or if assumptions made in the plans are not achieved. Forward-looking statements regarding future sales may be affected by new competitive or technological entries into the market or by lack of acceptance of the Company's products by the market. Projections regarding interest rates and changes to those rates could differ significantly from Company projections. The Company receives significant support from its majority owner VBSA. This support includes product development, research expenditures made that benefit the Company, short-term borrowings and worldwide distribution of the Company's products. Projections of future revenues related to products not yet registered with certain governmental agencies could differ significantly if those registrations are not received in the time periods anticipated. Therefore, the Company's actual results could differ materially from such forward-looking statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

                                                        For the year ended December 31,
                                                           (in thousands of dollars)
                                                            2000               1999
                                                        ------------       ------------
                                                                          (AS ADJUSTED)
                  Net Revenues                          $     53,728       $     48,906
                  Gross Profit                                23,099             19,389
                  Gross Profit %                                43.0%              39.6%
                  Operating Expenses                          19,918             19,451
                  Interest and Other expenses                   (440)              (577)
                  Income tax benefit                             886                 --
                  Net Income, loss                      $      3,627       $       (639)

         The results of operations for the year ended December 31, 2000 include the operations of Virbac, Inc and Agri-Nutrition for the entire year. For the year ended December 31, 1999 the results of operations include the results of Virbac, Inc for the entire year and Agri-Nutrition since the date of the merger, March 5, 1999. For purposes of this discussion, 1999 amounts have been adjusted to include Agri-Nutrition for the entire year of 1999. In addition, in the fourth quarter of 2000 the Company was required to implement SAB 101. This discussion (exclusive of the tax benefit) does not reflect the net effect of implementation of SAB 101.

Sales

         Sales of $53.7 million in 2000 reflected an increase of 10% compared to the prior year. Positive factors affecting sales were:

             o The Company's consumer brands division acquired the rights to
               Pet-Tabs (a nutritional supplement for dogs and cats) in September. The Company expects 2001 full-year sales of Pet Tabs to be approximately $5 million.

             o PMR realized increased volumes due to new products being manufactured for customers.

             o Increased sales of oral hygiene and dermatological products benefited the veterinary division for the year.

         These positive factors were somewhat offset by distribution delays in the first quarter caused by the Company's consolidation efforts begun in late 1999.

Gross Profit

         Gross profit percentage increased to 43.0% in 2000 compared to 39.6% in 1999 due in part to the impact of the write-off of $0.8 million of inventory in the fourth quarter 1999. In addition, the Company's gross profit was favorably affected in 2000 by cost cutting efforts to reduce overhead costs associated with the Company's 1999 facility closure plan. The veterinary division in 2000 had gross profit percentage for the year of 55% and expects margins for this division to range between 50% and 55%. For 2000 the consumer brands division had gross profit percentage of 44% and expects the margin to be between 42% and 45%. PMR had a gross profit percentage of 22% and expects the margin for this division to range from 12% to 22%.

Operating Expenses

         Operating expenses include expenses incurred for sales, marketing, research and development, warehouse and distribution as well as general and administrative costs. Operating expenses in 2000 were $0.5 million higher than 1999 or a 2% increase. As a percent of sales, the 2000 expenses were 37% compared to 40% for 1999. The decline in this ratio is attributable to the cost cutting efforts undertaken by the Company in its 1999 facility closure plan. Somewhat offsetting this favorable trend was warehouse and distribution expenses, which were higher in 2000 due to higher sales volumes. In addition, research and development expenses increased by $0.3 million due to the Company's increased efforts to get new products registered with the FDA.

Interest and Other Income

         Interest expense for 2000 was $1.0 million, which represents a $0.4 million increase over 1999. The increase is due to higher borrowing levels during the year and higher interest rates. The higher borrowing levels were due to the increased working capital the Company needed to support its higher sales volumes. The higher interest rates are due to the rising interest rate environment in the overall economy of the United States.

         Other income was $0.6 million for 2000; and there was no other income in 1999. Other income in 2000 included the sale of licensing rights for $0.2 million to a third party for the use of the Company's rodenticide product. In addition, the Company received a settlement related to a class action lawsuit brought against the manufacturers of nutritional supplements of $0.1 million. Finally, the Company received non-recurring royalties and miscellaneous income during 2000 totaling $0.3 million.

Tax Benefit

         In 2000, the Company recognized the reversal of the valuation allowance against deferred tax assets of $6.2 million. Of this amount, $4.3 million relating to deferred tax amounts of AGNU at the date of the merger is recognized in the financial statements as a reduction to the goodwill created by the merger, not as an income tax benefit. The remaining $1.9 million, of such decrease in the valuation allowance relates to Virbac, Inc. and Virbac Corporation and is recognized in the financial statements as an income tax benefit before income tax expense of $0.9 million on 2000 income. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. The Company expects the tax rate in 2001 to be between 39% and 43%.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO AS ADJUSTED YEAR ENDED DECEMBER 31,
1998

                                                       FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                               -------------------------------
                                                  (IN THOUSANDS OF DOLLARS)
                                                                      1998
                                                   1999          (AS ADJUSTED)
                                               ------------      -------------

         Net Revenues                          $     43,717       $     42,065
         Gross Profit                                17,944             16,931
         Gross Profit %                                  41%                40%
         Operating Expenses                          17,911             18,208
         Interest and other expenses                   (577)              (583)
         Net loss                              $       (544)      $     (1,860)

         The results of operations for the year ended December 31, 1999 include the operations of Virbac, Inc. for the entire year and the operations of Agri-Nutrition since the date of the merger, March 5, 1999. For purposes of this discussion, 1999 amounts are compared to 1998 amounts adjusted to include Agri-Nutrition for the same period as 1999.

Sales

         Sales of $43.7 million in 1999 reflected an increase of $1.7 million or 4% compared to the prior year. Positive factors affecting sales were:

         o   Increased volumes of the Company's Preventic(R) tick collar.

         o The introduction of advanced formula and patent protected Spherulites to the Company's dermatological line, which management believes have led to an increase in market share in the dermatological line.

         o   Increased volumes of Bromethalin(TM) rodenticides.

         These positive factors were partially offset by the following negative factors:

         o A disruption to the dental line's marketing efforts caused by the relocation of the line's marketing staff from California to Texas.

         o Increased competition in the OTC distribution channel, particularly for the insecticides.

         o A shift in the Company's focus in the product lines sold through the OTC distribution channel. As the Company integrates the Francodex(R) business of Virbac, Inc. with the St. JON business of Agri-Nutrition, it is focusing on the more profitable products as it eliminates duplication, thus impacting sales.

         o Distribution delays in the fourth quarter caused by the consolidation of the Company's production and distribution facilities in California and Illinois into its Fort Worth facility.

Gross Profit

         Gross profit percentage increased to 41.0% in 1999 compared to 40.2% in 1998 primarily due to fixed overhead charges being absorbed by higher sales. Somewhat offsetting the positive impact of increased sales was approximately $0.8 million of inventory write-offs taken in conjunction with the consolidation of the Company's production and distribution facilities during the fourth quarter of 1999. These write-offs reduced the gross profit percentage by approximately 1.7 percentage points.

Operating Expenses

         The Company's operating expenses declined to $17.9 million in 1999 from $18.2 million in 1998. Operating expenses include expenses incurred related to sales and marketing, research and development, warehouse and distribution, as well as general and administrative costs. The decrease in 1999 was primarily attributable to actions taken by Agri-Nutrition in 1998 to reduce costs and to cost cutting measures taken in the second quarter 1999 by the Company involving the consolidation of certain commercial and administrative functions. These measures include a 17% reduction in commercial and administrative personnel that reduced comparative costs. Partially offsetting these expense reductions were expected increases in variable costs related to the increase in sales as discussed above, and approximately $0.3 million of non-recurring expenses incurred in connection with the operations of Virbac, Inc., including certain severance payments to Virbac, Inc. employees, including the former president of the Company. As a percent of sales, operating expenses decreased from 43.3% of sales in 1998 to 40.9% in 1999, reflecting the cost reductions discussed above.

Income Taxes

         The Company did not record an income tax benefit in connection with its operating loss in 1999 or in 1998. The aggregate amount of the deferred tax asset valuation allowance at December 31, 1999 was approximately $2.4 million. During 2000 the Company adjusted its deferred tax assets increasing them by $3.8 million and recognized a corresponding increase in the valuation allowance. This valuation allowance reflects management's view that it is more likely than not that tax benefits related to the Company's deferred tax assets would not be realized. The primary factor affecting management's view in this regard is the Company's losses from operations in prior years.

Net Loss

         Net loss in 1999 of $0.5 million improved by $1.3 million compared to the net loss in 1998 based on the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

FOR YEAR ENDED DECEMBER 31, 2000

         The Company's primary sources of liquidity during 2000 were cash flows from operations, sales of product licenses and bank borrowings. Net income and depreciation and amortization generated operating cash flows of $4.7 million, which was partially offset by uses of cash to purchase inventory and to fund increased accounts receivable. The inventory increase was a planned increase of inventory so that product would be available for sale in the first quarter 2001 to meet expected demand resulting from an oral hygiene promotional campaign the Company is undertaking. Receivables increased due to the increased sales volume the Company experienced in the fourth quarter 2000 compared to the same period in 1999.

         Cash flows from investing activities were favorably affected by the Pfizer agreement reached in 2000 and were unfavorably affected by the payments to a third party for rights to new products.

         In 2000 the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years or the expected period of future benefits. The expected period of future benefits has not yet been determined.

         In 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party for a period of 15 years. In fiscal 2000 and 1999, the Company paid $1.7 million and $1.0 million, respectively for such rights, and, depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, is committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. The Company will begin to amortize these rights when the FDA approval is granted over the shorter of the contract period or the expected period of the benefit.

         Cash flows from financing activities in 2000 reflect the activity of the Company's revolving line of credit with a bank. This line of credit is primarily used to fund working capital needs. During 2000, VBSA advanced and the Company repaid $1.5 million. The Company paid interest on the advance at the prime rate then in effect in the United States.

         On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year $10 million facility that expires on July 31, 2002. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to its acquisition of certain product manufacturing and distribution rights discussed above and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase was to be repaid in installments from February to July 2000. Of the remaining $10 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At December 31, 2000, $1.8 million was available under the credit facility, as amended, and the interest rate was prime minus 50 basis points, or 9.00%. A commitment fee, ranging from .25% to 1.25%, is calculated on the unused portion of the facility to be paid quarterly. In addition, a letter of credit commitment fee, ranging from 1% to 1.375%, per annum, based upon financial performance ratios, are calculated for all letters of credit issued up to and including October 31, 1999 and thereafter. At December 31, 2000, there were $187,286 in letters of credit outstanding under the credit facility, issued principally in conjunction with the purchase of inventory.

         The revolving credit facility contains financial covenants, including, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At December 31, 2000, the Company was in compliance with all of these covenants.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them.

         The Company had net issuances of $0.5 million of common stock during 2000. These issuances were primarily related to the Company's Incentive Stock Option Plan that is available to most of the management of the Company.

         The Company expects to be able to fund its fiscal 2001 cash requirements through cash flows from operations and availability under the credit agreement. The Company believes that these sources of funds will be sufficient to meet its current debt maturity requirements, licensing fees commitments and capital expenditure needs.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

FOR YEAR ENDED DECEMBER 31, 1999

         The Company's primary sources of liquidity have been cash flows from operations, proceeds from bank borrowings and cash infusion from VBSA. Although $1.0 million was generated by the Company's operations before depreciation and amortization, operating activities used $3.2 million of cash in 1999 due primarily to an increase in inventory and a reduction to trade payables. Inventory increased for several reasons including: (1) the build-up in inventory prior to commencing the consolidation of the manufacturing and distribution facilities to reduce the interruption of service to customers; (2) low levels of inventory at the beginning of the year, which had created a significant back-order position; and (3) the build-up of inventory by PMR to serve the dealer distribution network. In addition, accounts payable decreased by approximately $1.0 million reflecting more timely payments to vendors and suppliers.

         Cash flows used in investing activities in 1999 include cash costs related to the merger, capital improvements at the Company's Bridgeton and Fort Worth facilities, and acquisition fees related to the in-licensing of certain products.

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

         At December 31, 1999, the Company was not in compliance with certain covenants under its credit facility. However, the lending bank waived such non-compliance for periods through April 30, 2000. On May 1, 2000, the bank amended the revolving Credit Facility and the Company would have been in compliance with such amended covenants at December 31, 1999. At December 31, 1999, $1.7 million was available under the credit facility, as amended.

         The Company was committed to conduct a public tender offer to purchase up to 1,395,000 of the Company's outstanding common stock at a price of $3.00 per share if, prior to the second anniversary of the merger (March 2001), the closing sale price of the Company's common stock has not reached $3.00 per share for a period of 40 consecutive trading days. Pursuant to the merger agreement, such tender offer, if necessary, would be funded by Virbac S.A.'s direct purchase from the Company of 1,395,000 shares of common stock at $3.00 per share. However, as of August 4, 2000, the closing price of the company's stock was $3.00 per share or greater for 40 consecutive trading days so this tender offer was not required and will not be made

FOR THE YEAR ENDED DECEMBER 31, 1998

         In 1998, the Company's primary sources for liquidity came from advances from VBSA and proceeds from borrowings from a financial institution. The Company's operations used cash of $1.1 million, which was due to a net loss for the year. Somewhat offsetting the impact of the loss, was depreciation expense and lower investments in inventory and accounts receivable. However, prepaid expenses used cash flow during the period. The changes in accounts receivable, inventory and prepaid expenses were a matter of timing of when the investment was made compared to prior periods.

         The Company had a note payable to VBSA at December 31, 1998 in the amount of $2.0 million. This note carried an interest rate of 5.06%, and was converted to equity in connection with the merger.

         The Company also had two notes payable and a revolving line of credit facility with various financial institutions totaling $7.2 million at December 31, 1998. These notes and facilities had interest rates ranging between 5.97% and 6.38%. During 1998 the Company increased its borrowing under these loans by $0.6 million. All of these loans were guaranteed by VBSA, and were converted into a new credit facility in 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) LIST OF FINANCIAL STATEMENTS. The following is a list of the financial statements included at pages F-1 through F-30 in this Report on Form 10-K:

             Report of Independent Accountants
             Report of Independent Public Accountants
             Consolidated Statements of Operations for the Years Ended
                December 31, 2000, 1999, and 1998
             Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Cash Flows for the Years Ended December
                31, 2000, 1999, and 1998
             Consolidated Statements of Shareholder's Equity for Years Ended
                December 31, 2000, 1999, and 1998
             Notes to Consolidated Financial Statements

         (2) LIST OF FINANCIAL STATEMENT SCHEDULES. Schedule II - Valuation and Qualifying Accounts and Reserves is furnished. All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

     (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000:

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

10.2(f) Fourth Restated Employment Agreement between Agri-Nutrition Group Limited and Bruce G. Baker dated as of November 1, 1996

10.10(a)  Form of Indemnification Agreement

10.11(a)  1994 Incentive Stock Plan

10.13(c)  Reload Option and Exchange Exercise Plan

10.14(d)  1995 Incentive Stock Plan

10.15(e)  1996 Incentive Stock Plan

10.24(g) Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc. and First Bank, dated May 14, 1998

10.25(h) Amended Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc. and First Bank dated August 6, 1998

10.26(k) Second Amendment to Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., and St. JON Laboratories, Inc., and First Bank dated October 2, 1998.

10.27(l) Second Amendment to Credit Agreement by and between Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., and Virbac AH, Inc. and First Bank dated May 1, 2000.

21+       List of subsidiaries

23+       Consent of PricewaterhouseCoopers LLP

23.1+     Consent of Arthur Andersen LLP

99(j)     Press Release of the Company dated October 19, 1998.

----------

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


(l) Filed as exhibit of the same number to registrant Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 VIRBAC CORPORATION



                                   BY: /s/ THOMAS L. BELL
                                       -----------------------------------------
                                           THOMAS L. BELL
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



SIGNATURE                                          TITLE                             DATE
---------                                          -----                             ----

/s/ THOMAS L. BELL                     President, Chief Executive                March 23, 2001
------------------------------         Officer, and Director
THOMAS L. BELL                         (Principal Executive Officer)

/s/ JOSEPH A. ROUGRAFF                 Vice President and Chief
------------------------------         Financial Officer
JOSEPH A. ROUGRAFF                     (Principal Accounting Officer)


/s/ PASCAL BOISSY                      Chairman of the Board
------------------------------
PASCAL BOISSY

/s/ BRUCE G. BAKER                     Director
------------------------------
BRUCE G. BAKER

/s/ ERIC MAREE                         Director
------------------------------
ERIC MAREE

/s/ ALEC L. POITEVINT, II              Director
------------------------------
ALEC L. POITEVINT, II

/s/ PIERRE PAGES                       Director
------------------------------
PIERRE PAGES

                          INDEX TO FINANCIAL STATEMENTS



VIRBAC CORPORATION                                                                                        PAGE
                                                                                                          ----

         Report of Independent Accountants...........................................................      F-2

         Report of Independent Public Accountants....................................................      F-3

         Consolidated Balance Sheets as of December 31, 2000 and 1999................................      F-4

         Consolidated Statements of Operations for Each of the Three Years Ended
               December 31, 2000.....................................................................      F-5

         Consolidated Statements of Cash Flows for Each of the Three Years Ended
               December 31, 2000.....................................................................      F-6

         Consolidated Statements of Shareholders' Equity for Each of the Three
               Years Ended December 31, 2000.........................................................      F-8

         Notes to Consolidated Financial Statements..................................................      F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS


To Board of Directors and
Shareholders of Virbac Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Virbac Corporation and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 1998 and for the year then ended were audited by other independent accountants whose report dated January 20, 1999 expressed an unqualified opinion on those statements.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting associated with revenue recognition effective October 1, 2000.

The selected quarterly financial data in Note 15 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to review the quarterly data prior to September 30, 2000 in accordance with standards established by the American Institute of Certified Public Accountants because we believed that the Company's internal control for the preparation of interim financial information did not provide an adequate basis to enable us to complete such a review.


/s/ PricewaterhouseCoopers LLP

     Fort Worth, Texas
     February 28, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Stockholders of
     Virbac, Inc. and Subsidiaries:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Virbac, Inc. (a Delaware corporation) and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Virbac, Inc. and Subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.


                                               ARTHUR ANDERSEN LLP


     Fort Worth, Texas
     January 20, 1999

                               VIRBAC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                       DECEMBER 31,
                                                                                  2000              1999
                                                                              ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $    272,033      $    231,297
   Accounts receivable, net                                                      7,045,511         5,555,363
   Accounts receivable - Virbac S.A. and subsidiaries                            1,179,703           424,931
   Inventories, net                                                             14,490,189        13,773,605
   Deferred income taxes                                                         3,273,025                --
   Prepaid expenses and other assets                                             1,442,262           919,112
                                                                              ------------      ------------
Total current assets                                                            27,702,723        20,904,308

Property, plant and equipment, net                                              12,664,214        12,765,120
Goodwill and other intangible assets, net                                        6,928,584         9,953,120
Deferred income taxes                                                            2,063,088                --
Other assets                                                                        29,834            10,470
                                                                              ------------      ------------
   TOTAL ASSETS                                                               $ 49,388,443      $ 43,633,018
                                                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and notes payable                        $    697,991      $  1,564,080
   Accounts payable
      Trade                                                                      4,885,147         3,579,822
      Virbac S.A.                                                                  164,464           776,586
   Accrued property taxes                                                          406,058           459,139
   Accrued expenses                                                              1,928,133         2,264,449
                                                                              ------------      ------------
Total current liabilities                                                        8,081,793         8,644,076

Long-term debt and notes payable                                                 6,894,783         9,347,993
Unearned product license fees                                                    5,250,000                --

Commitments and contingencies (Note 13)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
     22,029,411 and 20,975,747 issued, respectively)                               220,294           209,757
   Additional paid-in capital                                                   34,669,321        33,998,794
   Accumulated deficit                                                          (5,526,779)       (8,470,021)
                                                                              ------------      ------------
                                                                                29,362,836        25,738,530
   Less:  Treasury stock at cost (53,714 and 42,949 shares, respectively)         (200,969)          (97,581)
                                                                              ------------      ------------
                                                                                29,161,867        25,640,949
                                                                              ------------      ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 49,388,443      $ 43,633,018
                                                                              ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               VIRBAC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                    2000              1999              1998
                                                ------------      ------------      ------------
Net revenues                                    $ 52,964,901      $ 43,717,824      $ 15,051,090
Cost of goods sold                                30,240,700        25,774,014         5,564,757
                                                ------------      ------------      ------------
  Gross profit                                    22,724,201        17,943,810         9,486,333

Operating expenses
   Sales and marketing                             8,904,018         8,272,404         5,768,218
   General and administrative                      6,982,404         6,833,286         2,682,332
   Research and development, net of
      reimbursement                                1,330,904           999,402           985,313
   Warehouse and distribution                      2,676,000         1,805,544         1,288,993
                                                ------------      ------------      ------------
      Operating expenses                          19,893,326        17,910,636        10,724,856

Income, (loss) from operations                     2,830,875            33,174        (1,238,523)
Other income (expense)
   Interest expense                               (1,004,506)         (576,950)         (582,611)
   Other                                             564,514                --              (252)
                                                ------------      ------------      ------------

Income, (loss) before income tax benefit           2,390,883          (543,776)       (1,821,386)

Income tax benefit                                 1,021,094                --                --
                                                ------------      ------------      ------------

Income, (loss) before cumulative effect
of accounting change                               3,411,977          (543,776)       (1,821,386)

Cumulative effect of accounting change              (468,735)               --                --
                                                ------------      ------------      ------------
Net income, (loss)                              $  2,943,242      $   (543,776)     $ (1,821,386)
                                                ============      ============      ============

Earnings per share before cumulative effect
   Basic income, (loss) per share               $       0.16      $      (0.03)     $      (0.14)
                                                ============      ============      ============
   Diluted income, (loss) per share             $       0.15      $      (0.03)     $      (0.14)
                                                ============      ============      ============

Cumulative effect per share
   Basic loss per share                         $      (0.02)     $         --      $         --
                                                ============      ============      ============
   Diluted loss per share                       $      (0.02)     $         --      $         --
                                                ============      ============      ============

Earnings per share
   Basic income, (loss) per share               $       0.14      $      (0.03)     $      (0.14)
                                                ============      ============      ============
   Diluted income, (loss) per share             $       0.13      $      (0.03)     $      (0.14)
                                                ============      ============      ============

Basic shares outstanding                          21,376,097        19,677,053        12,580,918
                                                ============      ============      ============
Diluted shares outstanding                        22,133,402        19,677,053        12,580,918
                                                ============      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               VIRBAC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                      2000              1999              1998
                                                                                   ------------      ------------      ------------
OPERATING ACTIVITIES:
Net income, (loss)                                                                 $  2,943,242      $   (543,776)     $ (1,821,386)

Adjustments to reconcile net income, (loss) to net cash provided by, (used in)
    operating activities:
      Depreciation and amortization                                                   1,753,303         1,508,908           846,208
      Tax benefit realized by reversal of valuation allowance                        (1,051,256)
      Issuance of stock to directors as compensation                                     71,500
      Loss on disposal of assets                                                         24,501             7,547             9,140
      Changes in operating assets and liabilities,
        net of the effects of the Merger:
      (Increase) decrease in accounts receivable, net                                (2,244,920)          619,348           206,774
      (Increase) decrease in inventories, net                                          (716,584)       (3,091,174)          129,968
      (Increase) decrease in prepaid expenses and other                                (523,150)          353,224          (487,707)
      Increase (decrease) in accounts payable                                           693,203        (1,047,973)          (54,025)
      (Decrease), increase in accrued expenses                                         (389,397)           12,256            14,893
                                                                                   ------------      ------------      ------------
Net cash provided by, (used in) operating activities                                    560,442        (2,181,640)       (1,156,135)
                                                                                   ------------      ------------      ------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                            (1,109,646)         (504,720)          (59,455)
Purchase of Agri-Nutrition Group Limited, net
   of cash acquired                                                                                      (643,979)
Acquisition of licensing rights                                                      (1,700,000)       (1,000,000)
Receipt of product license fees                                                       5,250,000
Other                                                                                  (146,937)          (70,420)          (56,079)
                                                                                   ------------      ------------      ------------
Net cash provided by, (used in) investing activities                                  2,293,417        (2,219,119)         (115,534)
                                                                                   ------------      ------------      ------------

FINANCING ACTIVITIES:
Proceeds from long-term debt and notes payable                                       18,740,332         2,500,000         1,000,000
Repayment of long-term debt and notes payable                                       (22,008,631)       (8,783,443)         (400,000)
Advance from Virbac S.A.                                                              1,500,000                           1,000,000
Repayment to Virbac S.A.                                                             (1,500,000)                                 --
Cash infusion by Virbac S.A. in connection with
   the Purchase of Agri-Nutrition Group Limited                                                        13,749,897
Reissuance of treasury shares                                                           101,250
Issuance of common stock                                                                630,945
Purchase and retirement of shares                                                      (277,019)       (3,246,776)               --
                                                                                   ------------      ------------      ------------
Net cash provided by, (used in) financing activities                                 (2,813,123)        4,219,678         1,600,000
                                                                                   ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                                         40,736          (181,081)          328,331
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          231,297           412,378            84,047
                                                                                   ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    272,033      $    231,297      $    412,378
                                                                                   ============      ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                     FOR THE YEARS ENDED DECEMBER 31,
                               ----------------------------------------------
                                   2000               1999            1998
                               --------------     --------------     --------
Cash paid for interest         $    1,009,348     $      592,806     $623,534
Cash paid for income taxes                 --                 --           --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

         During 2000 the Company determined that due to the profit realized in 2000 and the expectation of future profits, the valuation allowance for deferred tax assets was no longer necessary. Accordingly, the valuation allowance was reversed in the quarter ended December 31, 2000, and a non-cash tax benefit of $1,051,256 was recorded and goodwill from the merger, described below, was reduced by $4,284,857.

         On March 5, 1999, Agri-Nutrition Group Limited ("AGNU") consummated a merger with Virbac, Inc., a Delaware corporation and indirect subsidiary of Virbac S.A., a French corporation ("VBSA"), pursuant to which (i) Virbac received a cash infusion from VBSA of approximately $13.7 million plus a contribution of $2.0 million of intercompany debt that was recapitalized to Virbac, Inc.'s equity, (ii) AGNU issued 12,580,918 shares of its common stock to a subsidiary of VBSA and (iii) Virbac was merged with and into AGNU, with AGNU being the surviving entity and VBSA its controlling stockholder (see Note
1). Because VBSA, the parent of Virbac, received 60% of the voting equity of the Company, Virbac is considered to be the acquirer for financial statement purposes. Therefore, Virbac has accounted for the merger as a purchase of AGNU.

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Accordingly, 606,495 shares were issued to VBSA in 2000. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

         In each of September 1999 and 2000, the Company repaid debt in the amount of $51,000 by issuing 37,051 shares and 13,330 shares respectively of the Company's common stock.

         See Note 8 for information regarding the transfer of 1998 outstanding debt to the September 7, 1999 new, three-year, $10 million facility.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               VIRBAC CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                     COMMON STOCK                                              TREASURY STOCK
                              --------------------------                                 -------------------------
                                                           Additional
                                 Number         Par          Paid In      Accumulated      Number
                               of Shares       Value         Capital         Deficit      of Shares      Amount          Total
                              ------------  ------------  ------------    ------------   ------------  -----------    -------------
Balance at end 1997             12,580,918       125,809     8,284,453      (4,698,176)            --           --       3,712,086
Net loss                                --            --            --      (1,821,386)            --           --      (1,821,386)
                              ------------  ------------  ------------    ------------   ------------  -----------   -------------

Balance at end 1998             12,580,918       125,809     8,284,453      (6,519,562)            --           --       1,890,700

Cash infusion by VBSA
in connection with the
Merger                                                      13,749,897                                                  13,749,897

Debt payable to VBSA
recapitalized as equity                                      2,000,000                                                   2,000,000

Purchase of AGNU                 9,387,279        93,873    11,637,538                                                  11,731,411

Shares issued to directors           7,550            75         8,418                                                       8,493

Purchase and retirement of
shares pursuant to mandatory
tender offer                    (1,000,000)      (10,000)   (1,620,000)     (1,406,683)                                 (3,036,683)

Purchase of treasury shares                                                                    80,000     (210,093)       (210,093)

Shares to retire debt                                          (61,512)                       (37,051)     112,512          51,000


Net loss                                                                      (543,776)                                   (543,776)
                              ------------  ------------  ------------    ------------   ------------  -----------    ------------

Balance at end 1999             20,975,747       209,757    33,998,794      (8,470,021)        42,949      (97,581)     25,640,949

Issuance for stock
compensation plans                 400,333         4,003       626,942                                                     630,945


Shares issued to directors          33,506           336        71,164                                                      71,500

Purchase of treasury shares                                                                    78,765     (277,019)       (277,019)

Shares issued for stock
compensation plans                                             (72,381)                       (68,000)     173,631         101,250


Shares issued to retire debt        13,330           133        50,867                                                      51,000

Shares issued to VBSA
under antidilution
provisions of merger
agreement                          606,495         6,065        (6,065)
Net Income                                                                   2,943,242                                   2,943,242
                              ------------  ------------  ------------    ------------   ------------  -----------    ------------
Balance at end 2000             22,029,411  $    220,294  $ 34,669,321    $ (5,526,779)        53,714  $  (200,969)   $ 29,161,867
                              ============  ============  ============    ============   ============  ===========    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               VIRBAC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, dental and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, Mardel, Pet-Tabs and Francodex brand names.

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a wholly-owned subsidiary of Virbac S.A., a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. Pursuant to the merger agreement dated October 16, 1998 (the "Merger Agreement"), the merger was completed by the following series of transactions: (i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12,580,918 shares of AGNU stock to Interlab S.A.S., a wholly owned subsidiary of VBSA ("VBSA sub"); and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity and VBSA its majority stockholder. The name of the surviving entity was then changed to Virbac Corporation.

         For financial statement reporting purposes, the merger is considered a purchase of AGNU by Virbac, Inc. Accordingly, the 1998 financial statements reflect the operations Virbac, Inc. Earnings per share for the periods ending December 31, 1998 have been restated to reflect the number of equivalent shares received by Virbac, Inc.

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


         Working Capital                                         $       (2,970)
         Fixed Assets                                                     8,413
         Deferred tax assets                                              4,285
         Identifiable Intangible Assets                                     223
         Goodwill                                                         3,010
                                                                 --------------
                                                                 $       12,961
                                                                 ==============

         Goodwill is being amortized over twenty years.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         The deferred tax assets at December 31, 1999 were evaluated for recoverability in the future. Based on this review it was determined that due to the Company's history of losses, the recoverability of those assets was not assured and so a valuation allowance was recorded for the entire amount of the deferred tax assets. During 2000 the Company adjusted its deferred tax assets increasing them by $3,792,699 and recognized a corresponding increase in the valuation allowance. Also during 2000, the Company determined that recoverability was more likely than not and the valuation allowance was reversed. Of the reversal, $4,284,857 relating to deferred tax assets of AGNU at the merger date is recognized in the financial statements as a reduction to goodwill created by the merger, not as an income tax benefit.

         The acquisition was accounted for as a purchase and the results of the operations of AGNU have been included in the Company's consolidated financial statements only since the date of the merger, March 5, 1999. The unaudited Consolidated Statements of Operations data are presented below on a pro forma basis as though the merger had occurred as of the beginning of 1998. Adjustments to net loss include a reduction in interest expense to reflect a contribution of $15.7 million from Virbac S.A., which was primarily used to reduce debt.

                              PRO FORMA INFORMATION
               (UNAUDITED, AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                        FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                          1999                     1998
                                        -------                  -------
Net sales                               $48,906                  $47,982
Net loss                                  1,043                    1,718
Basic and diluted loss per share            .05                      .08

         Also, pursuant to the Merger Agreement, in April 1999 the Company commenced a public tender offer to purchase 1,000,000 shares of the Company's outstanding common stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA sub as part of the merger were excluded from this tender offer. Although these treasury shares were not formally retired by the Board of Directors until January 2000, they are deemed to have been constructively retired when purchased. Following the Mandatory Tender Offer, VBSA controls approximately 60% of the outstanding common stock of the Company. In addition, if, prior to the second anniversary of the Merger, the closing sale price of the Company's common stock had not reached $3.00 per share for 40 consecutive trading days, the Company would conduct another public tender offer to purchase up to 1,395,000 shares of the Company's outstanding common stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender offer would be funded by VBSA's direct purchase from the Company of 1,395,000 shares of unissued common stock at a price of $3.00 per share. As of August 4, 2000, the closing price of the Company's stock was $3.00 per share or greater for 40 consecutive days so this tender offer is not required and will not be made.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

         ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         REVENUE RECOGNITION

                  On December 3, 1999 the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 became effective for the Company in the fourth quarter of 2000. Accordingly, the Company changed its revenue recognition policy so that it recognizes revenues generally when goods are received by the Company's customers. Prior to the effectiveness of SAB 101, the Company recognized revenue generally upon shipment of orders due to the transfer of the risk of loss.

                  Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

                  Accounts receivable consists of the amounts estimated to be collectible on sales, after allowance for uncollectible amounts based on historical experience. At December 31, 2000 and 1999, the allowance for uncollectible accounts was $100,627 and $170,606, respectively.

         CASH AND CASH EQUIVALENTS

                  For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time the Company has checks outstanding that have not

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         been presented to the bank for payment. The Company's outstanding checks are classified as Accounts Payable in the amounts of $1,255,469 and $1,059,584 at December 31, 2000 and December 31, 1999,
         respectively.


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

                  The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary buying group represent the Company's largest group of customers and accounted for approximately 12% and 11% of net sales in 2000 and 1999 respectively. Accounts receivable outstanding to this same buying group at years ended December 31, 2000 and 1999 were approximately $1,753,000 and $797,000 respectively.

         RELATIONSHIP WITH SUPPLIERS

                  The Company purchases certain chemical materials from multiple suppliers including VBSA, for which alternative suppliers also exist and are adequate. However, certain chemical materials are proprietary in nature, and the Company's ability to procure such chemical materials is limited to those suppliers with proprietary rights. The Company considers its relationships with its primary suppliers to be strong.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  For purposes of financial reporting, the Company has determined that the fair value of the Company's debt approximates book value at December 31, 2000 and 1999, based on terms currently available to the Company in financial markets.

         INVENTORIES

                  Inventories are stated at the lower of average cost or market, which approximates the first-in, first-out method. Inventoriable costs include materials, direct labor and manufacturing overhead. Inventories are stated net of a reserve for estimated excess and obsolete inventory.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

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

                  A summary of estimated useful lives used in computing depreciation for financial statement reporting is as follows:

                                                  Estimated
                                                  Useful life
                                                  -----------
         Building and leasehold improvements      5-30 years
         Production equipment                     8-12 years
         Furniture, software and fixtures          5-7 years

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

                  The carrying value of goodwill and other intangible assets is assessed for recoverability by management based on an analysis of future expected undiscounted cash flows from the underlying operations of the Company when there is an indication that the carrying amounts may not be recoverable. To the extent expected future discounted cash flows are less than the carrying value of goodwill and other intangible assets, a writedown to the extent of such shortfall may be recognized. Management believes that there has been no impairment as of December 31, 2000.

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

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         may not be recoverable, based on the undiscounted cash flows of operations over the remaining amortization period, then the carrying value of the asset will be reduced to fair value. Management believes that its long-lived and intangible assets are fully recoverable.

         ADVERTISING EXPENSE

                  Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 2000, 1999, and 1998 was $1,489,884, $1,759,086, and $1,504,926, respectively. Prepaid expenses at December 31, 2000 include deferred advertising costs of $293,024 (none at December 31, 1999), which will be expensed during the quarterly period that advertising first takes place.

         FREIGHT TO CUSTOMERS

                  During fiscal 2000 the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Costs." The Company has chosen to adopt this standard in the fourth quarter. Freight and handling expense for 2000, 1999, and 1998 was $1,234,804, $1,162,048, and, $597,033, respectively, and is classified as warehouse and distribution.

         RESEARCH AND DEVELOPMENT EXPENSES

                  Research and development costs are charged to expense when incurred. In 1999, the Company entered into a contract with VBSA to perform research and development services for specific products to be launched in 2001. For 2000 and 1999, the Company was reimbursed $400,000 and $315,477, respectively, by VBSA for services performed in those years.

         INCOME TAXES

                  The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Under the liability method, deferred taxes are recognized for the estimated future tax effects attributable to temporary differences between the book and tax basis of assets and liabilities as well as carryforward items. These tax effects are measured based on provisions of enacted tax laws. The classification of any net deferred tax assets and/or liabilities (i.e., current or non-current) will be based primarily on the classification of the related assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         EARNINGS (LOSS) PER SHARE

                  Basic EPS is based on the weighted average number of outstanding common shares during the period, but does not consider dilution for potentially dilutive securities. Diluted EPS reflects dilutive potential common shares. Dilutive potential common shares arising from the effect of outstanding stock options are computed using the treasury stock method, if dilutive.

                  For fiscal 2000, 1999, and 1998, the number of weighted average shares and potential common shares is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                       2000              1999              1998
                                                    ----------        ----------        ----------
Weighted average shares - basic                     21,376,097        19,677,053        12,580,918
Potential common shares
       Stock options                                   309,180            16,632                --
       VBSA under antidilution provisions of
         Merger agreement                              448,125                --                --
       Debt payable in stock                                --            63,273                --
                                                    ----------        ----------        ----------
Total weighted average common and
      potential common shares - diluted             22,133,402        19,756,958        12,580,918
                                                    ==========        ==========        ==========

                  For the years 1999 and 1998, the potential common shares have not been included in the computation of diluted EPS because to do so would have been anti-dilutive. Weighted average shares for the period ending December 31, 1998 have been restated to reflect the number of equivalent shares received by Virbac, Inc. in conjunction with the March 1999 purchase of Agri-Nutrition Group Limited.

         PREFERRED STOCK

                  The Company's Board of Directors may, without further action by stockholders, from time-to-time direct the issuances of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of December 31, 2000.

         ENVIRONMENTAL POLICY

                  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

                  The former owners of PM Resources, Zema and St. JON have indemnified the Company from environmental claims resulting from any liabilities or obligations arising from events occurring prior to the acquisitions of these three companies, which the Company did not expressly assume. The Company has been notified by certain state agencies of non-compliance with certain state and federal environmental regulations. However, management believes that the resolution of these issues will have no material effect on the Company's financial position, cash flows or results of operations.

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

4.       CHANGE IN ACCOUNTING PRINCIPLE

                  On December 3, 1999 the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company records revenue. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. This is usually when the customer receives the product. The cumulative effect of this change for periods prior to December 31, 2000 of $468,735, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Operations.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

                  The net effect for fiscal 2000 of this change was to reduce sales by $762,629, and diluted earnings per share by $0.02. The pro forma amounts for 1999 and 1998 are not determinable due to the unavailability of the accounting records.

5.       INVENTORIES

         Inventories consist of the following:

                                                                      DECEMBER 31,
                                                          ---------------------------------
                                                              2000                 1999
                                                          ------------         ------------
Raw materials                                             $  7,511,518         $  8,617,833
Finished goods                                               7,385,349            6,069,769
                                                          ------------         ------------
                                                            14,896,867           14,687,602
Less - reserve for excess and obsolete inventories            (406,678)            (913,997)
                                                          ------------         ------------
                                                          $ 14,490,189         $ 13,773,605
                                                          ============         ============

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                      DECEMBER 31,
                                           ---------------------------------
                                               2000                 1999
                                           ------------         ------------
Land                                       $  3,405,072         $  3,405,072
Building and leasehold improvements           6,963,982            6,919,081
Production equipment                          5,423,501            4,813,438
Furniture and fixtures                          587,462              545,862
Computer equipment and software                 924,337              601,427
                                           ------------         ------------
                                             17,304,354           16,284,880
Less-accumulated depreciation                (4,640,140)          (3,519,760)
                                           ------------         ------------
                                           $ 12,664,214         $ 12,765,120
                                           ============         ============

         In 2000, 1999, and 1998, depreciation expense was $1,186,051, $1,068,908, and $500,000, respectively. No interest was capitalized for the three years ended December 31, 2000.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets consist of the following:

                                                         DECEMBER 31,
                                               ---------------------------------
                                                   2000                 1999
                                               ------------         ------------

Goodwill                                       $  6,363,477         $ 10,653,334
Patents, licenses, trademarks and other           3,676,832            1,835,745
                                               ------------         ------------
                                                 10,040,309           12,489,079
Less-accumulated amortization                    (3,111,725)          (2,535,959)
                                               ------------         ------------
                                               $  6,928,584         $  9,953,120
                                               ============         ============

         See Note 11 for a discussion of the reduction of goodwill in 2000 relating to the AGNU acquisition. See Note 13 for discussion of the acquisition of licensing rights in 2000 and 1999. In 2000, 1999, and 1998, amortization expense was approximately $567,000, $440,000, and $346,000, respectively.

8.       LONG-TERM DEBT AND NOTES PAYABLE

         The Company has a revolving credit facility of $9,250,000 at December 31, 2000. Long-term debt and notes payable consist of the following:

                                                                                           DECEMBER 31,
                                                                               ---------------------------------
                                                                                    2000                1999
                                                                               ------------         ------------
Revolving credit facility with a financial institution up to $9.250 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon financial performance (9.00%, as of
December 31, 2000)                                                             $  7,494,783         $ 10,616,090

Note payable dated September 25, 1997, interest at prime, due in annual installments of $97,991, plus accrued interest,
maturity September 25, 2001                                                          97,991              195,983

Note payable dated September 1997, paid in 2000, with $49,000 payable in cash, plus interest at prime, and $51,000 of the
Company's common stock                                                                   --              100,000
                                                                               ------------         ------------
                                                                                  7,592,774           10,912,073
Less current portion                                                               (697,991)          (1,564,080)
                                                                               ------------         ------------
                                                                               $  6,894,783         $  9,347,993
                                                                               ============         ============

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         On September 7, 1999, the Company replaced all of its then-existing credit facilities with a $10 million facility that expires on July 31, 2002.
The outstanding debt associated with the then-outstanding facilities, approximately $3.2 million, was transferred to the new three-year $10 million facility. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to its acquisition of certain product manufacturing rights (see Note 13) and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase was repaid in installments from February to July 2000. Of the remaining $10 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. At December 31, 2000, approximately $1.8 million was available under the credit facility. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At December 31, 2000, the Company is paying prime minus 50 basis points (9.00%). A commitment fee, ranging from .25% to 1.25%, is calculated on the unused portion of the facility to be paid quarterly. In addition, a letter of credit commitment fee, ranging from 1% to 1.375%, per annum, based upon financial performance ratios, are calculated for all letters of credit issued up to and including October 31, 1999, and thereafter. At December 31, 2000, there were $187,286 in letters of credit outstanding under the credit facility, issued principally in conjunction with the purchase of inventory.

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At December 31, 1999, the Company was not in compliance with these covenants. However, the lending bank waived such non-compliance for the periods through April 30, 2000. On May 1, 2000, the Company and the bank amended the revolving credit facility and the Company would have been in compliance with such amended covenants at December 31, 1999. At December 31, 2000 the Company was in compliance with all covenants.

9.       COMMON STOCK TRANSACTIONS

         During 2000 the Company issued 13,330 shares of stock to retire $51,000 of debt. In addition, under certain antidilution provisions of the merger agreement, the Company issued 606,495 shares of common stock to Interlab SAS. Also during 2000, the Company issued 33,506 shares of common stock to certain directors as part of their compensation for serving on the Company's Board of Directors. The Company had several treasury stock transactions related to the issuance and purchase of shares of stock associated with the activity of its Incentive Stock Option Plan.

         During the year ended December 31, 1999, the Company purchased 1,000,000 shares of its common stock for constructive retirement pursuant to the Mandatory Tender Offer at an aggregate cost of $3,036,683 (see Note 2). In June 1999, the Board of Directors authorized, under the Stock Repurchase Plan, the Company to purchase in the open market up to $250,000 of

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

the Company's common stock. As of December 31, 1999 the Company had repurchased approximately 80,000 shares at an aggregate cost of $210,093. These shares were purchased to satisfy, in part, future distributions of stock under stock compensation plans and under an agreement to retire certain debt. During 1999, 37,051 shares of treasury stock were reissued to retire $51,000 of debt.

10.      STOCK OPTIONS

         The Company has a Reload Option and Exchange Exercise Plan (the Reload
Plan), which permits employees holding options to elect, in accordance with terms of the Reload Plan, to pay the exercise price of such options by surrendering shares of the Company's common stock already owned by the employee. The shares surrendered are valued at the reported closing market price of the Company's common stock on the date that the employee provides the notice of intent to exercise the option and surrenders the shares in payment of the exercise price. The Reload Plan also provides for the issuance to the employee of a new option to acquire the number of shares of the Company's common stock surrendered in the option exercise with an exercise price per share equal to the per-share valuation applicable to the shares surrendered. There are 200,000 shares reserved for issuance under the Reload Plan. During 2000, 36,765 options were granted under this plan to an employee/director.

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years. At December 31, 2000, a total of 1,400,000 shares were reserved for issuance under the plans.

         A summary of the Reload and Incentive Stock Option Plans' activity for the years shown is as follows:

                                                WEIGHTED AVERAGE
                                    OPTIONS      EXERCISE PRICE
                                  ----------    ----------------
Balance, December 31, 1998                 0         $  --

AGNU options from merger           1,995,750          1.41
Granted                              245,000          1.32
Forfeited and cancelled             (217,500)         1.53
Expired                             (945,500)         1.12
                                  ----------         -----
Balance, December 31, 1999         1,077,750          1.64

Granted                              150,953          3.08
Exercised                           (468,334)         1.56
Forfeited and cancelled             (144,166)         2.48
                                  ----------         -----
Balance, December 31, 2000           616,203         $1.85
                                  ==========         =====

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

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

                                                                              DECEMBER 31,
                                                      --------------------------------------------------------
                                                           2000                 1999                  1998
                                                      -------------        -------------         -------------
Net Income, (loss) as reported                        $   2,943,242        $    (543,776)        $  (1,821,386)
Pro forma net income, (loss)                              2,813,068             (596,653)           (1,821,386)

Basic income, (loss) per share as reported                      .14                (0.03)                (0.14)
Diluted income, (loss) per share as reported                    .13                (0.03)                (0.14)
Pro forma basic income, (loss) per share                        .13                (0.03)                (0.14)
Pro forma diluted income, (loss) per share                      .13                (0.03)                (0.14)

Weighted average fair value of options granted        $        2.43        $        0.68         $          --

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: For grants in fiscal 1999, a weighted average risk free interest rate of 5.88%; weighted average expected volatility of 51.85%; no dividends, and an expected life of five years. For grants in fiscal 2000, a weighted average risk free interest rate of 5.11%; weighted average expected volatility of 104.92%; no dividends and an expected life of five years. FAS 123 does not require pro forma disclosure of the effect of options and warrants granted in years prior to fiscal 1996. The pro forma effect of compensation costs using the fair value based method is not indicative of future amounts when the new method will apply to all outstanding option and warrant grants.

         The following table summarizes information for stock options outstanding and exercisable at December 31, 2000:

                                              WEIGHTED AVERAGE                   EXERCISABLE
                                             -------------------        --------------------------------
                                                                                            WEIGHTED
   RANGE OF                  NUMBER          REMAINING   EXERCISE         NUMBER             AVERAGE
EXERCISE PRICE             OUTSTANDING          LIFE      PRICE         OUTSTANDING       EXERCISE PRICE
--------------             -----------       ---------   -------        -----------       --------------
$0.85 - $1.70                470,250         6.8 years   $  1.47           350,918           $   1.51
$1.71 - $3.00                107,500         8.9 years   $  2.71             5,000           $   2.63
$3.01 - $4.25                 38,453         9.7 years   $  4.20                 0           $   0.00
                             -------         ---------   -------         ---------           --------
                             616,203         7.3 years   $  1.85           355,918           $   1.53

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

11.      INCOME TAXES

         The Company has recognized net income tax provision, (benefit) as follows:

                          2000                1999               1998
                      -----------         -----------        -----------
Current
   Federal            $    30,162                  --                 --
   State                       --                  --                 --
                      -----------         -----------        -----------
Total Current              30,162                  --                 --

Deferred
   Federal               (984,610)                 --                 --
   State                  (66,646)                 --                 --
                      -----------         -----------        -----------
Total Deferred         (1,051,256)                 --                 --
                      -----------         -----------        -----------
Total                 $(1,021,094)        $        --        $        --
                      ===========         ===========        ===========

         During 2000, the Company adjusted its deferred tax assets increasing them by $3,792,699 and recognized a corresponding increase in the valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                       DECEMBER 31,
                                                                    1999
                                                 2000           (AS ADJUSTED)
                                              -----------       ------------
Deferred tax assets:
    Tax in excess of book goodwill            $ 2,465,623        $ 2,691,283
    Net operating loss carryforwards            2,079,004          2,705,243
    Inventory                                     605,790            756,100
    Other accruals and reserves                   533,794            414,577
    Federal tax credits                            93,058             62,897
                                              -----------        -----------
                                                5,777,269          6,630,100
Less valuation allowance                               --         (6,214,699)
                                              -----------        -----------
Total deferred tax assets                       5,777,269            415,401

Deferred tax liabilities:
    Tax in excess of book depreciation            441,156            415,401
                                              -----------        -----------
Total deferred tax liabilities                    441,156            415,401

Total net deferred tax assets                 $ 5,336,113        $        --
                                              ===========        ===========

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         The valuation allowance for net deferred tax assets decreased by $6,214,699 in 2000. Of this amount, $4,284,857, relating to deferred tax assets of AGNU at the date of the merger is recognized in the financial statements as a reduction to the goodwill created by the merger, not as an income tax benefit. The remaining $1,929,842, of such decrease in the valuation allowance relates to Virbac, Inc. and Virbac Corporation and is recognized in the financial statements as an income tax benefit before income tax expense of $908,748 on 2000 income. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. The Company has available net operating loss carryforwards totaling approximately $5.7 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

         Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any net operating loss carryforwards.

         The 2000 benefit for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

                                                        YEAR ENDED
                                                     DECEMBER 31, 2000
                                                     -----------------
Tax expense at statutory rates                         $   653,530
Adjustment due to:
      Change in valuation allowance                     (1,929,842)
      Non-deductible goodwill                              177,307
      State income taxes net of federal benefit            108,711
      Other                                                (30,800)
                                                       -----------
Income tax benefit                                     $(1,021,094)
                                                       ===========

12.      EMPLOYEE SAVINGS PLAN

         The Company sponsors three 401(k) savings plans (the Plans). Former employees of Virbac, Inc. participate in one plan, non-union former employees of AGNU participate in a separate plan, and union employees of PMR participate in a third plan. Substantially all employees of the Company may participate in one of the Plans, subject to certain eligibility and entry requirements. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% or 20% of the employees' salaries, depending upon the Plan. The Plans permit various employer contributions. Employer

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

contributions were approximately $123,000, $175,000, and $19,000, for 2000, 1999, and 1998, respectively.

13.      COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases facilities and certain machinery under non-cancelable operating leases that expire at various dates through December 2005 and have renewal options ranging from 1 to 5 years. Future lease payments under non-cancelable operating leases as of December 31, 2000, are as follows:

                2001                                         $      341,224
                2002                                                280,057
                2003                                                240,500
                2004                                                202,127
                2005                                                126,070
                                                             --------------
                TOTAL MINIMUM LEASE PAYMENTS                 $    1,189,978
                                                             ==============

         Total rent expense under operating leases was $401,421, $163,301, and $39,944 in fiscal years 2000, 1999, and 1998, respectively.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party for a period of 15 years. In fiscal 2000 and 1999, the Company paid $1,700,000 and $1,000,000, respectively for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company is committed to paying in fiscal 2001 and 2002 approximately $750,000 and $700,000, respectively. The Company will begin to amortize these rights when the FDA approval is granted over the shorter of the contract period or the expected period of the benefit.

PFIZER AGREEMENT

         In 2000 the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

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

ADJUSTMENT OF THE MERGER SHARES

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current stockholders. As of December 31, 2000, 298,750 pre-merger options were outstanding. In 2000, 391,000 pre-merger options were exercised and 13,330 shares were issued pursuant to the Mardel Merger agreement. Accordingly, 606,495 shares were issued to VBSA. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

14.      SIGNIFICANT 1999 FOURTH QUARTER ADJUSTMENTS

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

15.      SELECTED QUARTERLY DATA (UNAUDITED)

         The table below details quarterly results for each quarter for the last two years. The Company's independent accountants have not reviewed the Company's unaudited quarterly financial statements for any period prior to September 30, 2000. The data for the year ended December 31, 2000 has been restated to reflect the change in accounting principle as described in

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

Note 4. The data for the year ended December 31, 1999 is not available for the year and so those quarters have not been restated.

                                                               First              Second               Third                Fourth
                                                              Quarter             Quarter             Quarter              Quarter

1999:
Sales                                                       $ 7,719,983         $14,406,197         $12,854,051         $ 8,737,593
Gross Profit                                                  3,890,114           5,876,287           4,941,767           3,235,642
Income before cumulative effect                                  12,014             492,735             806,149          (1,854,674)
Net income                                                       12,014             492,735             806,149          (1,854,674)

Basic and diluted earnings per share                                 --         $      0.02         $      0.04         $    ( 0.09)

2000:
Sales                                                        12,312,819          13,231,532          13,829,118          13,591,432
Gross Profit                                                  5,135,610           5,804,316           5,972,793           5,811,482
Income before cumulative effects                                470,941             479,936           1,089,721           1,371,379
Net income                                                        2,206             479,936           1,089,721           1,371,379

Basic Earnings per share                                    $      0.00         $      0.02         $      0.05         $      0.06
Diluted earnings per share                                  $      0.00         $      0.02         $      0.05         $      0.06

Reconciliation of previously reported quarterly amounts:
Sales before SAB 101 change                                  13,354,284          13,780,397          14,331,676          12,261,173
SAB 101 change                                               (1,041,465)           (548,865)           (502,558)          1,330,259
                                                            -----------         -----------         -----------         -----------
Sales after SAB 101 change                                   12,312,819          13,231,532          13,829,118          13,591,432
                                                            ===========         ===========         ===========         ===========

Gross Profit before SAB 101 change                            5,628,742           6,182,966           5,905,195           5,382,178
SAB 101 change                                                 (493,132)           (378,650)             67,598             429,304
                                                            -----------         -----------         -----------         -----------
Gross Profit after SAB 101 change                             5,135,610           5,804,316           5,972,793           5,811,482
                                                            ===========         ===========         ===========         ===========

Income before SAB 101 change                                    930,746             841,022           1,006,042             984,640
SAB 101 change                                                 (459,805)           (361,086)             83,679             386,739
Income before cumulative effect of accounting change
                                                                470,941             479,936           1,089,721           1,371,379
Cumulative effect of accounting change
                                                               (468,735)                 --                  --                  --
                                                            -----------         -----------         -----------         -----------
Net income after SAB 101 change                                   2,206             479,936           1,089,721           1,371,379
                                                            ===========         ===========         ===========         ===========

16.      FACILITY CLOSURES

         During 1999 and in conjunction with the merger, the Company assessed, formulated and announced plans to consolidate its manufacturing and distribution operations. Under the plan, which was completed prior to the end of 1999, all pet product distribution operations were transferred from AGNU's Chicago, Illinois, and Los Angeles, California facilities to the Company's larger Fort Worth, Texas facility. All manufacturing and distribution operations, which had been carried out at the Chicago facility, ceased, and such operations were transferred to other existing Company facilities. In addition, manufacturing and distribution operations related to the majority of products previously produced at the Los Angeles facility were transferred to the Fort Worth facility, with only certain production and marketing activities remaining in California.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         The cost to close the Chicago facility, which mostly comprised severance costs and future lease obligations, and relocation costs for certain key members of the manufacturing team were approximately $350,000. The severance costs were paid as of December 31, 1999 and the lease obligation was paid in fiscal 2000. These costs are included in the purchase price allocation of the merger.

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

17.      RELATED PARTY TRANSACTIONS

         The Company purchased raw materials and finished goods from VBSA and its related affiliates in the amount of $1,051,831, $1,843,470, and $233,837, in 2000, 1999, and 1998, respectively. The Company had sales to VBSA and its related affiliates in the amounts of $1,277,071, $234,723, and $132,828 in 2000, 1999, and 1998, respectively.

         In 2000 and 1999, the Company was reimbursed $400,000 and $315,477, respectively by VBSA for obtaining U.S. registration and internal and external research and development costs that were incurred on behalf of VBSA. During 1999, the Company entered into an agreement with VBSA, giving the Company the exclusive U.S. and Canadian rights to manufacture and sell products currently in development and previously developed by VBSA. Beginning in 2001, the Company will pay VBSA a royalty ranging from 3% to 6% on VBSA-developed products sold by the Company.

         During 2000, the Company rented the land and building at the Company's Harbor City, California facility from the former owner of St. JON and the former president of the Company's OTC Division. The lease, as amended, expired in August 2000 and the Company exercised an option to extend the term for an additional five years. Rent expense under this agreement was $167,301 in 2000. Subsequent to December 31, 2000 the building was sold to an unrelated third party.

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

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         At December 31, 1998, the Company had an advance from VBSA in the amount of $2,000,000. This advance was recapitalized as equity as part of the merger agreement.

18.      SEGMENT AND RELATED INFORMATION

         The Company has three reportable segments. The veterinary segment distributes pet health products mainly to veterinarian offices. The consumer brands segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market. PMR manufactures and distributes animal health and specialty chemicals under private label brands and for third parties.

         The accounting policies of the reportable segments are the same as those described in Note 3. In evaluating segment performance (excluding PMR), management focuses on income from operations excluding depreciation, amortization, interest, other expenses, (income), and taxes. All intercompany sales and transfers to the reportable segments are at cost. Such sales are eliminated in consolidation. Total assets are monitored by the Company's administrative segment (except for accounts receivable which are reviewed by veterinary and consumer brands segments). Management separately monitors PMR's results and total assets.

         The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                                                                    Consumer                                    Consolidated
                                                    Veterinary       Brands         PMR       Administration        Total
                                                    ----------      --------        ---       --------------    ------------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
Revenues from external customers                      $ 22,237     $  16,234      $ 14,360       $     134     $      52,965
Depreciation and amortization                                                          418           1,335             1,753
Income (loss) from operations                            5,708         2,835         1,612          (7,324)            2,831
Interest and other expense                                                             321            (761)             (440)
Net income before tax and cumulative effect                                                                            2,391
Tax Benefit                                                                                          1,021             1,021
Cumulative change                                         (244)         (225)                                           (469)
Net income                                                                                                             2,943

Total assets                                             3,639         2,918        10,235          32,596            49,388
Capital expenditures                                                                   344             766             1,110

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999
Revenues from external customers                      $ 20,365     $  11,697     $  11,445       $     211     $      43,718
Depreciation and amortization                                                          402           1,107             1,509
Income (loss) from operations                            5,039          (916)        1,044          (5,134)               33
Interest and other expense                                                                                              (577)
Net loss                                                                                                                (544)

Total assets                                             3,183         2,796         8,360          29,294            43,633
Capital expenditures                                                                   187             318               505

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
Revenues from external customers                      $ 12,665     $   1,996                     $     390     $      15,051
Depreciation and amortization                                                                          846               846
Income (loss) from operations                            1,968          (428)                       (2,778)           (1,238)
Interest and other expense                                                                                              (583)
Net loss                                                                                                              (1,821)

Total assets                                             1,237           110                        11,334            12,681
Capital expenditures                                                                                    59                59

         During 2000, 1999, and 1998, the Company sold its products in the United States and Canada. In addition, as a result of the merger, the Company recognized export sales, primarily to the United Kingdom and Germany. All property owned by the Company is located in the United States. The following table presents revenue by country based on location of the customer.

                         2000               1999               1998
                     -----------        -----------        -----------
United States        $50,305,519        $41,599,735        $14,216,206
Canada                 1,614,207          1,437,816            834,884
Export                 1,045,175            680,273                 --
                     -----------        -----------        -----------
Total revenue        $52,964,901        $43,717,824        $15,051,090
                     ===========        ===========        ===========

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

19.      OTHER INCOME, (EXPENSE)

         Other income, (expense) consists of:

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 2000          1999          1998
                                               --------        ----        --------
License fee for Bromethalin Rodenticide        $195,912        $ --        $     --
Settlement on Class action lawsuit              125,306          --              --
Other                                           243,296          --            (252)
                                               --------        ----        --------

                                               $564,514        $ --        $   (252)
                                               ========        ====        ========

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



     To the Board of Directors and
     Shareholders of Virbac Corporation


     Our audits of the consolidated financial statements referred to in our report dated February 28, 2001, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedules included on page S-3 and S-4 of this Form 10-K. In our opinion, the financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




     /s/ PricewaterhouseCoopers LLP

     Fort Worth, Texas
     February 28, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Stockholders of
     Virbac, Inc. and Subsidiaries:



     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Virbac, Inc. and Subsidiaries as of December 31, 1998 and for the year then ended and have issued our report thereon dated January 20, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Valuation and Qualifying Accounts and Reserves as of December 31, 1998, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements schedules. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP


     Fort Worth, Texas
         January 20, 1999

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 2000


       COLUMN A                 COLUMN B                  COLUMN C                     COLUMN D            COLUMN E

                                                         ADDITIONS
                                            --------------------------------------
                               BALANCE AT                                                                 BALANCE AT
                               BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER     DEDUCTIONS            END OF
     DESCRIPTION               OF PERIOD      AND EXPENSES     ACCOUNTS - DESCRIBE    - DESCRIBE            PERIOD
     -----------              ------------  ----------------   -------------------   ------------        ------------

FAS 109 Valuation             $  2,422,000               --     $  3,792,699(1)     $  6,214,699(2)               --
   Allowance

Inventory Reserve             $    913,997               --               --        $    507,319(3)     $    406,678

Allowance for                 $    170,606     $    128,000               --        $    197,979(4)     $    100,627
   Doubtful Accounts


     (1) During the third quarter the Company recorded additional deferred tax assets and a corresponding increase in its valuation allowance.

     (2) The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond.

     (3) During the year, inventory was removed from stock and destroyed. As a result the reserve was reduced. In addition the reserve was evaluated for appropriateness and an adjustment was made to reflect the current estimated balance needed.

     (4) Accounts receivable written off during the year due to uncollectibility totaled $20,979. In addition the reserve was evaluated for appropriateness at December 31, 2000 and an adjustment of $177,000 was deemed necessary to reflect the estimated balance needed.

     VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 1999


       COLUMN A                 COLUMN B                  COLUMN C                     COLUMN D            COLUMN E

                                                         ADDITIONS
                                            --------------------------------------
                               BALANCE AT                                                                 BALANCE AT
                               BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER     DEDUCTIONS            END OF
     DESCRIPTION               OF PERIOD      AND EXPENSES     ACCOUNTS - DESCRIBE    - DESCRIBE            PERIOD
     -----------              ------------  ----------------   -------------------   ------------        ------------

FAS 109 Valuation             $  1,445,000     $    193,639      $    783,361(1)               --        $  2,422,000
   Allowance

Inventory Reserve             $     55,785     $    370,734      $    487,478(1)               --        $    913,997


Allowance for                 $     64,639               --      $    246,125(1)     $    140,158(2)     $    170,606
   Doubtful Accounts


     (1) The FAS 109 valuation allowance, inventory reserve and allowance for doubtful account allowances were increased by this amount in connection with the Company's purchase of Agri-Nutrition Group Limited in March 1999.

     (2) Net write-off of uncollectible accounts in the ordinary course of business.

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 1998


       COLUMN A                 COLUMN B                  COLUMN C                     COLUMN D            COLUMN E

                                                         ADDITIONS
                                            --------------------------------------
                               BALANCE AT                                                                 BALANCE AT
                               BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER     DEDUCTIONS            END OF
     DESCRIPTION               OF PERIOD      AND EXPENSES     ACCOUNTS - DESCRIBE    - DESCRIBE            PERIOD
     -----------              ------------  ----------------   -------------------   ------------        ------------

FAS 109 Valuation             $    904,000     $    541,000               --                   --        $  1,445,000
   Allowance

Inventory Reserve             $     47,856     $     10,000               --         $      2,071(1)     $     55,785


Allowance for                 $     46,395     $     42,849               --         $     24,605(2)     $     64,639
   Doubtful Accounts


     (1) Net write off of obsolete inventory in the ordinary course of business.

     (2) Net write off of uncollectible accounts in the ordinary course of business.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

10.26(k)  Second Amendment to Credit Agreement by and between Agri-Nutrition
          Group Limited, PM Resources, Inc., and St. JON Laboratories, Inc., and
          First Bank dated October 2, 1998.

10.27(l)  Second Amendment to Credit Agreement by and between Virbac
          Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex
          Laboratories, Inc., and Virbac AH, Inc. and First Bank dated May 1,
          2000.

21+       List of subsidiaries

23+       Consent of PricewaterhouseCoopers LLP

23.1+     Consent of Arthur Andersen LLP

99(j)     Press Release of the Company dated October 19, 1998.

----------

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


(l) Filed as exhibit of the same number to registrant Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.