Form 10-Q
period 2001-03-31
VIRBAC CORP
filed 2001-05-14
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001

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


The number of shares of common stock outstanding at May 10, 2001 is 21,977,697 shares.

VIRBAC CORPORATION

                                      INDEX
--------------------------------------------------------------------------------

                                                                            PAGE

FINANCIAL INFORMATION

Financial Statements

     Consolidated Balance Sheets -
      March 31, 2001 (unaudited) and December 31, 2000 (unaudited)            3

     Consolidated Statements of Income -
      Three months ended March 31, 2001 and 2000 (unaudited)                  4

     Consolidated Statements of Cash Flows -
       Three months ended March 31, 2001 and 2000 (unaudited)                 5

     Consolidated Statement of Shareholders' Equity -
       Three months ended March 31, 2001 (unaudited)                          6

     Notes to Consolidated Financial Statements                               7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                         11


OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     15

Signature                                                                    15

Exhibit I - Credit Agreement Amendment                                       16

VIRBAC CORPORATION

        PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS         PAGE 3
--------------------------------------------------------------------------------

                                                                      MARCH 31,       DECEMBER 31,
                                                                        2001             2000
                                                                     (UNAUDITED)      (UNAUDITED)
                                                                     -----------      -----------
ASSETS
Current assets:
Cash and cash equivalents                                            $    14,000      $   272,000
Accounts receivable, net                                              10,233,000        7,046,000
Accounts receivable - Virbac SA                                          861,000        1,180,000
Inventories, net                                                      16,237,000       14,490,000
Deferred income taxes                                                  2,836,000        3,273,000
Prepaid expenses and other assets                                      2,158,000        1,442,000
                                                                     -----------      -----------
Total current assets                                                  32,339,000       27,703,000

Property, plant and equipment, net                                    12,614,000       12,664,000
Goodwill and other intangibles, net                                    6,855,000        6,929,000
Deferred income taxes                                                  2,063,000        2,063,000
Other assets                                                              72,000           30,000
                                                                     -----------      -----------

Total assets                                                         $53,943,000      $49,389,000
                                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                      1,248,000          698,000
Accounts payable
         Trade                                                         7,854,000        4,885,000
         Virbac SA                                                       464,000          165,000
Accrued property taxes                                                    89,000          406,000
Accrued expenses                                                       1,933,000        1,928,000
                                                                     -----------      -----------
Total current liabilities                                             11,588,000        8,082,000

Long-term debt                                                         7,362,000        6,895,000
Unearned product license fees                                          5,250,000        5,250,000

Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock ($.01 par value; 38,000,000 shares
authorized; 22,029,000 and 22,029,000, respectively issued)              220,000          220,000
Additional paid-in capital                                            34,670,000       34,670,000
Treasury stock at cost (54,000 and 54,000 shares, respectively)        (201,000)        (201,000)
Accumulated deficit                                                   (4,946,000)      (5,527,000)
                                                                     -----------      -----------
                                                                      29,743,000       29,162,000
                                                                     -----------      -----------

Total liabilities and shareholders' equity                           $53,943,000      $49,389,000
                                                                     ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)               PAGE 4
--------------------------------------------------------------------------------

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                      2001              2000
                                                  ------------      ------------
Net revenues                                      $ 14,987,000      $ 12,313,000
Cost of goods sold                                   9,027,000         7,177,000
                                                  ------------      ------------

Gross profit                                         5,960,000         5,136,000

Operating expenses:
Selling, general and administrative                  3,614,000         3,692,000
Research and development                               609,000           343,000
Warehouse and distribution                             523,000           656,000
                                                  ------------      ------------
Total operating expenses                             4,746,000         4,691,000

Income from operations                               1,214,000           445,000

Interest expense                                      (167,000)         (233,000)
Other income (expense)                                 (29,000)          259,000
                                                  ------------      ------------

Income before income tax expense                     1,018,000           471,000
Income tax expense                                     437,000                --
                                                  ------------      ------------

Income before cumulative effect of accounting
  change                                               581,000           471,000
Cumulative effect of accounting change                      --          (469,000)
                                                  ------------      ------------

Net income                                        $    581,000      $      2,000
                                                  ============      ============

Earnings per share before cumulative effect of
 accounting change:
   Basic income per share                         $       0.03      $       0.02
                                                  ============      ============
   Diluted income per share                       $       0.03      $       0.02
                                                  ============      ============

Cumulative effect per share:
   Basic income per share                         $       0.00      $      (0.02)
                                                  ============      ============
   Diluted income per share                       $       0.00      $      (0.02)
                                                  ============      ============

Earnings per share:
   Basic income per share                         $       0.03      $       0.00
                                                  ============      ============
   Diluted income per share                       $       0.03      $       0.00
                                                  ============      ============

Basic shares outstanding                            22,029,000        21,090,000
Diluted shares outstanding                          22,673,000        21,376,000

                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)             PAGE 5
--------------------------------------------------------------------------------

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               2001             2000
                                                            -----------      -----------
OPERATING ACTIVITIES
Net income                                                  $   581,000      $     2,000
Adjustments to reconcile net income to net cash used in
        operating activities:
Depreciation and amortization                                   411,000          429,000
Deferred tax expense                                            437,000               --
Changes in operating assets and liabilities:
Increase in accounts receivable                              (2,868,000)      (2,090,000)
Increase in inventories                                      (1,747,000)         (75,000)
(Increase) decrease in prepaid expenses and other              (200,000)           6,000
Increase in accounts payable                                  3,268,000        1,392,000
Decrease in accrued expenses                                   (828,000)        (900,000)
                                                            -----------      -----------

Net cash used in operating activities                          (946,000)      (1,236,000)
                                                            -----------      -----------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                      (262,000)         (93,000)
Other                                                           (67,000)         104,000
                                                            -----------      -----------

Net cash (used in), provided by investing activities           (329,000)          11,000
                                                            -----------      -----------

FINANCING ACTIVITIES
Proceeds from long-term debt                                  3,631,000        1,581,000
Repayment of long-term debt                                  (2,614,000)        (564,000)
Issuance of common stock                                                         402,000
Repurchase of treasury shares                                                    (99,000)
Reissuance of treasury shares                                                    101,000
                                                            -----------      -----------

Net cash provided by financing activities                     1,017,000        1,421,000
                                                            -----------      -----------

(Decrease) increase in cash and cash equivalents               (258,000)         196,000
Cash and cash equivalents, beginning of period                  272,000          231,000
                                                            -----------      -----------

Cash and cash equivalents, end of period                    $    14,000      $   427,000
                                                            ===========      ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)        PAGE 6
--------------------------------------------------------------------------------

                                 Common Stock                            Treasury Stock
                                 ------------          Additional        --------------
                              Number         Par         Paid In       Number         Par        Accumulated
                             of Shares      Value        Capital      of Shares      Value         Deficit          Total
                             ---------      -----        -------      ---------      -----         -------          -----
Balance at
December 31, 2000            22,029,000    $220,000    $34,670,000      54,000     $(201,000)    $(5,527,000)    $29,162,000
                             ----------    --------    -----------      ------     ---------     -----------     -----------
Net Income                                                                                       $   581,000     $   581,000
                             ----------    --------    -----------      ------     ---------     -----------     -----------
Balance at March 31, 2001    22,029,000    $220,000    $34,670,000      54,000     $(201,000)    $(4,946,000)    $29,743,000
                             ==========    ========    ===========      ======     =========     ===========     ===========





                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION                                                        PAGE 7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, oral hygiene and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, Mardel, Pet Tabs, and Francodex brand names.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended March 31, 2001 and 2000. The results of operations for the three months ending March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2000 Form 10-K as filed with the Securities and Exchange Commission. The Company's independent accountants did not review the financial statements for the quarter ended March 31, 2000.

2.       INVENTORIES

         Inventories consist of the following:

                                                MARCH 31,       DECEMBER 31,
                                                  2001              2000
               Raw materials                  $  7,568,000      $  7,512,000
               Finished goods                    9,022,000         7,385,000
                                              ------------      ------------
                                                16,590,000        14,897,000
               Less: reserve for excess
                 and obsolete inventories         (353,000)         (407,000)
                                              ------------      ------------
                                              $ 16,237,000      $ 14,490,000
                                              ============      ============

3.       LONG-TERM DEBT


                                                                MARCH 31,      DECEMBER 31,
                                                                  2001            2000

Revolving credit facility with a financial institution
based upon specified percentages of qualified accounts
receivable and inventory, collateralized by accounts
receivable, inventory, equipment, intangibles, and
certain real estate, with interest varying based upon
financial performance (7.25%, as of March 31, 2001)           $ 8,512,000      $ 7,495,000

Note payable dated September 25, 1997, interest at prime,
due in annual installments of $98,000, plus accrued
interest, maturity September 25, 2001                              98,000           98,000
                                                              -----------      -----------
                                                                8,610,000        7,593,000
Less-Current maturities                                        (1,248,000)        (698,000)
                                                              -----------      -----------

                                                              $ 7,362,000      $ 6,895,000
                                                              ===========      ===========


         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2001, the Company was in compliance with these covenants.

VIRBAC CORPORATION                                                        PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On April 4, 2001 the revolving credit facility was amended to extend the expiration date to July 31, 2003 and increase the amount available under the facility from $9.1 million to $12.1 million. The Company is required to repay $250,000 of the outstanding balance per month commencing August 31, 2001 until November 30, 2001. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility has been reduced to $8.0 million. At March 31, 2001, $588,000 was available under the credit facility.

4.       STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

         On February 28, 2001, the Board of Directors and the majority shareholder approved an increase in the shares available to be issued under the plan. The Board also granted 174,000 options to employees at the exercise price of $3.375, which was the market value of the Company's stock on February 28, 2001. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. During the same period, no options were exercised.

5.       COMMITMENTS AND CONTINGENCIES

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

ADJUSTMENT OF MERGER SHARES

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current stockholders. As of March 31, 2001, 298,750 pre-merger options were outstanding and 606,495 shares have been issued pursuant to this agreement. No newly issued shares will be issued to VBSA so long as treasury shares are available to satisfy these pre-merger obligations.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party for a period of 15 years. In fiscal 2000 and 1999, the Company paid $1,700,000 and $1,000,000, respectively for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company is committed to paying approximately $750,000 and $700,000, in fiscal 2001 and 2002 respectively. The Company will begin to amortize these intangible assets when the FDA approval is granted over the shorter of the contract period or the expected period of the benefit.

VIRBAC CORPORATION                                                        PAGE 9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6.       SEGMENT AND RELATED INFORMATION

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

         The accounting policies of the reportable segments are the same as those described in Note 1. In evaluating segment performance (excluding PMR), management focuses on income from operations excluding depreciation, amortization, interest, other expenses (income), and taxes. All intercompany sales and transfers to the reportable segments are at cost. Such sales are eliminated in consolidation. Total assets are monitored by the Company's administrative segment (except for accounts receivable which are reviewed by veterinary and consumer brands segments). Management separately monitors PMR's results and total assets. The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies. Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):


                                                                                                                  Consolidated
                                                                          Consumer                                   Total
                                                            Veterinary     Brands       PMR     Administration
FOR THE THREE MONTHS ENDED MARCH 31, 2001
Net Revenues                                                 $ 6,374       $5,058     $3,555                        $14,987
Income (loss) from operations                                  1,718        1,051         92      (1,647)             1,214
Interest expense, other income, and tax expense, net                                                                   (633)
Net income                                                                                                              581

FOR THE THREE MONTHS ENDED MARCH 31, 2000
Net Revenues                                                 $ 5,580       $3,438     $3,295                        $12,313
Income (loss) from operations                                  1,573          234        293      (1,655)               445
Interest expense, other income, and tax expense, net                                                                     26
Net income before cumulative effect of accounting change                                                                471
Cumulative effect of accounting change                         (244)        (225)                                      (469)
Net income                                                                                                                2

VIRBAC CORPORATION                                                       PAGE 10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

         The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as Accounts Payable in the amounts of $1,019,000 and $1,255,000 at March 31, 2001 and December 31, 2000, respectively.

8.       INCOME TAXES

         In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6,214,699. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. The Company has available net operating loss carryforwards totaling approximately $5.7 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the quarter ended March 31, 2000. Further, the Company has recorded income tax expense in the quarter ended March 31, 2001 of $437,000.

9.       CHANGE IN ACCOUNTING PRINCIPLE

         On December 3, 1999 the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. This is usually when the customer receives the product. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Operations for the quarter ended March 31, 2000. In addition, the March 31, 2000 previously reported financial statements have been restated for this change resulting in a $0.02 per share reduction in previously reported basic and fully diluted earnings per share.

         The data for the quarter ended March 31, 2000 has been restated to comply with the new reporting requirements. The effect of this change is summarized below:

         Sales before SAB 101 change                               13,354,000
         SAB 101 change                                            (1,041,000)
                                                                  -----------
         Sales after SAB 101 change                                12,313,000
                                                                  ===========

         Gross Profit before SAB 101 change                         5,629,000
         SAB 101 change                                              (493,000)
                                                                  -----------
         Gross Profit after SAB 101 change                          5,136,000
                                                                  ===========

         Income before SAB 101 change                                 930,000
         SAB 101 change                                              (459,000)
         Income before cumulative effect of accounting change
                                                                      471,000
         Cumulative effect of accounting change                      (469,000)
                                                                  -----------
         Net income after SAB 101 change                                2,000
                                                                  ===========

VIRBAC CORPORATION                                                       PAGE 11

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

         Virbac Corporation (the "Company") manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, Mardel, Pet Tabs, and Francodex brand names.

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

RESULTS OF OPERATIONS

              (In thousands of dollars)           FOR THE THREE MONTHS ENDED
                                                           MARCH 31
                                                      2001          2000
                                                    --------      --------
         Net Revenues                               $ 14,987      $ 12,313
         Gross Profit                                  5,960         5,136
         Gross Profit %                                   40%           42%
         Operating Expenses                            4,746         4,691
         Operating Expense %                              32%           38%
         Interest and other (income)                     196           (26)
         Income before taxes                           1,018           471
         Income tax expense                             (437)
         Income before cumulative effect of              581           471
         accounting change
         Cumulative effect of accounting change                       (469)
         Net income                                 $    581      $      2

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

Sales: Net revenues increased by approximately $2.7 million or 22% for the quarter March 31, 2001 compared with the quarter ended March 31, 2000 due to increased sales in all operating divisions. Specifically:

VIRBAC CORPORATION                                                       PAGE 12

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         (In thousands of dollars)     For the Three Months ended
                                                March 31
                                       2001       2000      Change
                                       ----       ----      ------
         Veterinary                   $6,374     $5,580     $  794
         Consumer Brands               5,058      3,438      1,620
         PMR                           3,555      3,295        260


     - Veterinary sales were up due to increased sales of the Company's flea and tick control products. In addition, the Company introduced a new flea control product in the quarter.

     - Consumer Brand sales were up due to sales of Pet Tabs, which were not available in the quarter ended March 31, 2000. Sales of Pet Tabs were $1.4 million in the quarter. Pet Tabs became available for sale in the third quarter 2000.

     - PMR sales increased due to new products sold for contract manufacturing.

Gross Profit: Gross profit increased by approximately $0.8 million or 16%. The gross profit increase was attributable to increased sales. The gross margin as a percentage of net sales declined from 42% to 40% and was due to the mix of products sold during the quarter. Specifically:

                                          For the Three Months ended March 31
                                                % of               % of
                                                 Net                Net     Dollar
         (In thousands of dollars)     2001     Sales     2000     Sales    Change
                                       ----     -----     ----     -----    ------
         Veterinary                   $3,366     53%     $3,113     56%     $ 253
         Consumer Brands               2,043     40%      1,330     39%       713
         PMR                             551     15%        693     21%      (142)

     - Veterinary products' gross profits were up due to increased sales volume. However this increase was partially offset by lower sales of higher margin dermatological products in the quarter. The higher sales volume accounted for $444,000 of the gross profit variance and the lower gross margin percentage offset that positive variance by $191,000.

     - Consumer Brand gross profit increased due to higher sales from Pet Tabs. In addition, the gross margin percentage increased also due to the sales of Pet Tabs, which carry a higher gross margin than other products in this segment. The sales volume increase accounted for $632,000 of the gross profit variance and the improved gross margin percentage contributed $81,000 of the variance.

     - PMR's gross profit decreased due to the mix of products sold in the current year quarter. The sales of rodenticide products (which carry a higher gross margin as a percent of net sales) were lower in 2001 compared to 2000. The Company expects to recoup those lost sales in the second quarter 2001. The higher sales volume represents $55,000 of the gross profit variance offset by the variance due to the lower gross margin percentage of $197,000.

Operating Expenses: Operating expenses have increased $55,000 for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. As a percent of sales, operating expenses declined to 32% compared to 38% in the year-earlier quarter. R&D expenses increased by $ 266,000 for the quarter due to the

VIRBAC CORPORATION                                                       PAGE 13

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Company's efforts to obtain new product registrations from the appropriate governmental agencies in the United States. The Company expects R&D expenses to be approximately 5% to 6% of sales for the remainder of fiscal 2001. However, the Company was able to reduce expenses in the other major categories of operating expenses to almost entirely offset the increased R&D activity. The other expenses were lower due to the Company's continuing efforts to control costs namely through reduced headcount. The Company intends to continue to mange cost cutting efforts and expects to achieve operating expense at 30% or less of sales.

Interest Expense and Other Income, (Expense): Interest expense was lower for the quarter than the prior year primarily due to lower levels of borrowing than in 2000. In addition, the interest rate charged on the note was lower in 2001 than 2000. Non-operating income was also lower in the quarter than the prior year by $288,000. Most of the decrease was due to a one-time fee earned in 2000 for the sale of proprietary research data to a third party.

Taxes: In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6,215,000. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. The Company has available net operating loss carryforwards totaling approximately $5.7 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the quarter ended March 31, 2000. Further, the Company has recorded income tax expense in the quarter ended March 31, 2001 of $437,000.

Accounting Principal Change: On December 3, 1999 the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. This is usually when the customer receives the product. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Operations for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001, $ 946,000 of cash was used in operations. Although $ 581,000 was generated by the Company's net income before depreciation and amortization, working capital needs consumed $ 2.4 million. The increase comes primarily from the increase in accounts receivable and inventory. Although accounts receivable increased due to increased sales for the quarter, days sales outstanding for the quarter actually declined from 83 days to 52 days from the quarter ended December 31, 2000. Inventory and accounts payable increased due to a planned production increase to support sales expected for the first and second quarters.

         Cash flows used in investing activities include cash costs related to capital improvements at the Company's St. Louis and Fort Worth facilities.

         Cash flows from financing activities reflect primarily increases in borrowing under the revolving credit facility.

         The Company's revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2001, the Company was in compliance with such covenants.

         On April 4, 2001 the Company and the bank entered into an amendment of the revolving credit facility that extended the expiration date of the agreement until July 31, 2003 and increased facility to $12.1 million.

VIRBAC CORPORATION                                                       PAGE 14

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The Company is required to repay $250,000 per month commencing August 31, 2001 until November 30, 2001. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility is $8.0 million.

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

         During 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party. The Company has paid $2,700,000 in partial payment for those rights, and, depending upon the third party reaching certain milestones in the registration process, is committed to paying up to an additional $1,450,000 between 2001 and 2002.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

QUARTERLY EFFECTS AND SEASONALITY

         The results of operations of certain products in the veterinary product line, including Virbac's flea and tick collars, have been seasonal with a lower volume of its sales and earnings being generated during the Company's first and fourth fiscal quarters. The results of operations of the Company's Consumer Brands segment have also been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's fourth quarter. PMR's operations are highly dependent on weather, livestock economics and the timing of orders.

VIRBAC CORPORATION                                                       PAGE 15

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Revolving Credit Agreement Amendment

b. Reports of Form 8-K. No reports on Form 8-K were filed during the three-month period ended March 31, 2001.


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VIRBAC CORPORATION

 /s/ Joseph A. Rougraff
-----------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
May 14, 2001

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------
99.1     Revolving Credit Agreement Amendment