Form 10-Q
period 2001-06-30
VIRBAC CORP
filed 2001-08-13
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

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

                   Yes           X            No
                       -----------------         -----------------


The number of shares of common stock outstanding at August 7, 2000 is 21,989,223 shares.

VIRBAC CORPORATION


                                      INDEX
--------------------------------------------------------------------------------


                                                                                     PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets -
     June 30, 2001 (unaudited) and December 31, 2000                                    3

    Consolidated Statements of Income -
     Three months and six months ended June, 2001 and 2000 (unaudited)                  4

    Consolidated Statements of Cash Flows -
      Six months ended June 30, 2001 and 2000 (unaudited)                               5

    Consolidated Statement of Shareholders' Equity -
      Six months ended June 30, 2001 (unaudited)                                        6

    Notes to Consolidated Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                                   12

Item 3. Qualitative And Quantitative Disclosures About Market Risk                     17

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                            18

Item 6. Exhibits and Reports on Form 8-K                                               19

Signature                                                                              19


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIRBAC CORPORATION


    PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS           PAGE 3
--------------------------------------------------------------------------------

                                                                    JUNE 30,
                                                                     2001           DECEMBER 31,
      In thousands except share amounts                           (UNAUDITED)           2000
                                                                  -----------       ------------
       ASSETS
       Current assets:
       Cash and cash equivalents                                       $      18          $     272
       Accounts receivable, net                                           12,214              7,046
       Accounts receivable - Virbac SA                                     1,476              1,180
       Inventories, net                                                   14,745             14,490
       Deferred income taxes                                               2,423              3,273
       Prepaid expenses and other assets                                   1,814              1,442
                                                               ------------------ ------------------
       Total current assets                                               32,690             27,703

       Property, plant and equipment, net                                 12,403             12,664
       Goodwill and other intangibles, net                                 7,288              6,929
       Deferred income taxes                                               2,063              2,063
       Other assets                                                           51                 30
                                                               ------------------ ------------------

       Total assets                                                    $  54,495          $  49,389
                                                               ================== ==================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:

       Current portion of long-term debt                                   1,398                698
       Accounts payable
               Trade                                                       4,175              4,885
               Virbac SA                                                   1,323                165
       Accrued property taxes                                                 98                406
       Accrued expenses                                                    1,405              1,928
                                                               ------------------ ------------------
       Total current liabilities                                           8,399              8,082


       Long-term debt                                                     10,481              6,895
       Unearned product license fees                                       5,350              5,250

       Commitments and contingencies (Note 5)

       Shareholders' equity:
       Common stock ($.01 par value; 38,000,000 shares
       authorized; 22,037,937 and 22,029,411, respectively
       issued)                                                               220                220
       Additional paid-in capital                                         34,696             34,670
       Treasury stock at cost (53,714 shares)                              (201)              (201)
       Accumulated deficit                                               (4,450)            (5,527)
                                                               ------------------ ------------------
                                                                          30,265             29,162
                                                               ------------------ ------------------

       Total liabilities and shareholders' equity                      $  54,495          $  49,389
                                                               ================== ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIRBAC CORPORATION


              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)            PAGE 4
--------------------------------------------------------------------------------


                                                    FOR THE THREE          FOR THE SIX
           In thousands                                 MONTHS                MONTHS
                                                    ENDED JUNE 30,        ENDED JUNE 30,
                                                  ------------------    ------------------
                                                    2001      2000        2001      2000
                                                    ----      ----        ----      ----


            Net revenues                           15,974     13,231     30,961     25,544
            Cost of goods sold                      9,424      7,427     18,451     14,604
                                                  -------    -------    -------    -------
            Gross profit                            6,550      5,804     12,510     10,940

            Operating expenses:
            Selling, general and administrative     4,098      4,038      7,713      7,730
            Research and development                  840        320      1,449        663
            Warehouse and distribution                628        702      1,151      1,358
                                                  -------    -------    -------    -------
            Total operating expenses                5,566      5,060     10,313      9,751


            Income from operations                    984        744      2,197      1,189
            Interest expense                        (173)      (273)      (340)      (506)
            Other income (expense)                     69          9         40        268
                                                  -------    -------    -------    -------


            Income before income tax expense          880        480      1,897        951
            Income tax expense                      (383)         --      (820)         --
                                                  -------    -------    -------    -------

            Income before cumulative effect of
              accounting change                       497        480      1,077        951


            Cumulative effect of accounting
              change                                   --         --         --      (469)
                                                  -------    -------    -------    -------


            Net income                                497        480      1,077        482
                                                  =======    =======    =======    =======

            Earnings per share before
              cumulative effect:
            Basic income per share                $  0.02    $  0.02    $  0.05    $  0.04
                                                  =======    =======    =======    =======
            Diluted income per share              $  0.02    $  0.02    $  0.05    $  0.04
                                                  =======    =======    =======    =======

            Cumulative effect per share:
            Basic income per share                $    --    $    --    $    --    $(0.02)
                                                  =======    =======    =======    =======
            Diluted income per share              $    --    $    --    $    --    $(0.02)
                                                  =======    =======    =======    =======

            Earnings per share:
            Basic income per share                $  0.02    $  0.02    $  0.05    $  0.02
                                                  =======    =======    =======    =======
            Diluted income per share              $  0.02    $  0.02    $  0.05    $  0.02
                                                  =======    =======    =======    =======


            Basic shares outstanding               22,031     21,261     22,030     21,143
            Diluted shares outstanding             22,773     21,555     22,720     21,466



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIRBAC CORPORATION


              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)           PAGE 5
--------------------------------------------------------------------------------

In thousands                                                                        FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                   2001             2000
                                                                                   ----             ----

 OPERATING ACTIVITIES
 Net income                                                                     $   1,077       $      482
 Adjustments to reconcile net income to net cash (used in), provided by operating activities:
 Depreciation and amortization                                                        849              671
 Deferred tax expense                                                                 820               --
 Changes in operating assets and liabilities:
 Increase in accounts receivable                                                  (5,464)          (1,040)
 Increase in inventories                                                            (255)            (588)
 Increase in prepaid expenses and other                                             (372)            (424)
 Increase in accounts payable                                                         448            2,762
 Decrease in accrued expenses                                                       (810)          (1,072)

                                                                          ---------------  ---------------
 Net cash (used in), provided by operating activities                             (3,707)              791
                                                                          ---------------  ---------------

 INVESTING ACTIVITIES
 Purchase of property, plant and equipment                                          (357)            (185)
 Purchase of product licenses                                                       (584)               --
 Other                                                                                103               24

                                                                          ---------------  ---------------
 Net cash used in investing activities                                              (838)            (161)
                                                                          ---------------  ---------------

 FINANCING ACTIVITIES
 Proceeds from long-term debt                                                       8,558            8,732
 Repayment of long-term debt                                                      (4,272)          (9,839)
 Issuance of common stock                                                               5              414
 Reissuance of treasury shares                                                                          75

                                                                          ---------------  ---------------
 Net cash provided by, (used in) financing activities                               4,291            (618)
                                                                          ---------------  ---------------

 (Decrease), increase in cash and cash equivalents                                  (254)               12
 Cash and cash equivalents, beginning of period                                       272              231
                                                                          ---------------  ---------------

 Cash and cash equivalents, end of period                                       $      18       $      243
                                                                          ===============  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIRBAC CORPORATION


       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)     PAGE 6
--------------------------------------------------------------------------------


In thousands except share      Common Stock                        Treasury Stock
  amounts                      ------------                        --------------
                                                   Additional
                             Number      Par        Paid In     Number                 Accumulated
                           of Shares    Value       Capital    of Shares    Amount       Deficit        Total
                           ---------    -----      ----------  ---------    ------       -------        -----
Balance at
December 31, 2000          22,029,411       $220      $ 34,670    53,714      $ (201)      $(5,527)      $ 29,162

Shares issued to directors      5,526                 $     21                                           $     21

Shares issued upon
  exercise of stock options     3,000                 $      5                                           $      5

Net Income                                                                                 $ 1,077       $  1,077
                           ---------------------------------------------------------------------------------------

Balance at June 30, 2001   22,037,937       $220      $ 34,696    53,714      $ (201)      $(4,450)      $ 30,265
                           =======================================================================================











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

                The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2000 Form 10-K as filed with the Securities and Exchange Commission. The Company's independent accountants did not review the financial statements for the quarter and six months ended June 30, 2000.

        REVENUE RECOGNITION

                On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 became effective for the Company in the fourth quarter of 2000. Accordingly, the Company changed its revenue recognition policy so that it recognizes revenues generally when the Company's customers receive goods. Prior to the effectiveness of SAB 101, the Company recognized revenue generally upon shipment of orders due to the transfer of the risk of loss.

                Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

        2.      INVENTORIES ($000'S)

                Inventories consist of the following:

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2001              2000
            Raw materials                                        $          7,334  $          7,512
            Finished goods                                                  7,656             7,385
                                                                 ----------------  ----------------
                                                                           14,990            14,897
            Less:  reserve for excess and obsolete inventories               (245)             (407)
                                                                 ----------------  ----------------
                                                                 $         14,745  $         14,490
                                                                 ================  ================

        3.      LONG-TERM DEBT ($000'S)


                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2001            2000

Revolving credit facility with a financial institution based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate,
with interest varying based upon covenant ratios (6.00%, as of June 30, 2001).            $ 11,781        $ 7,495

Note payable dated September 25, 1997, interest at prime, and due in annual
installments of $98,000, plus accrued interest, maturity September 25, 2001.                    98             98
                                                                                    -------------- --------------
                                                                                            11,879          7,593

Less-current maturities                                                                    (1,398)          (698)
                                                                                    -------------- --------------

                                                                                     $      10,481  $       6,895
                                                                                    ============== ==============

        VIRBAC CORPORATION                                          PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At June 30, 2001, the Company was in compliance with these covenants.

                On April 4, 2001, the revolving credit facility was amended to extend the expiration date to July 31, 2003 and increase the amount available under the facility from $9.1 million to $12.1 million. The Company is required to repay $250,000 of the outstanding balance per month commencing August 31, 2001 until November 30, 2001. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility has been reduced to $8.0 million. At June 30, 2001, $319,000 was available under the credit facility.

        4.      STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

                On February 28, 2001, the Board of Directors approved an increase in the shares available to be issued under the plan. The Board also granted 174,000 options to employees at the exercise price of $3.375, which was the market value of the Company's stock on February 28, 2001. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. For the six months ended June 30, 2001, 3,000 options were exercised and issued from previously unissued shares.

                During the six months ended June 30, 2001, 5,526 shares were issued from previously unissued shares as compensation to certain non-employee directors of the Company. Compensation of approximately $21,000 was recorded based on the market price of the Company's shares at the date of issuance.

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

        ADJUSTMENT OF MERGER SHARES

                The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement," the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current stockholders. As of June 30, 2001, 298,750 pre-

        VIRBAC CORPORATION                                            PAGE 9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        merger options were outstanding and 606,495 shares have been issued pursuant to this agreement. No newly issued shares will be issued to VBSA so long as treasury shares are available to satisfy these pre-merger obligations.

        ACQUISITION OF LICENSING RIGHTS

                In 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party for a period of 15 years. In fiscal 2001, 2000 and 1999, the Company paid $475,000, $1,700,000 and $1,000,000, respectively for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U.S. Food and Drug Administration ("FDA") approval to sell such products, the Company is committed to paying approximately $275,000 and $700,000, in fiscal 2001 and 2002 respectively. The Company will begin to amortize these intangible assets when the FDA approval is granted over the shorter of the contract period or the expected period of the benefit. In May 2001 the FDA granted approval for one of the products and accordingly the Company amortized approximately $18,000 of the intangible assets.

        PFIZER AGREEMENT

                In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined, and the payment received has been reflected as unearned product license fees in the June 30, 2001 and December 31, 2000 Balance Sheets.

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

        VIRBAC CORPORATION                                           PAGE 10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Consumer                               Consolidated
                                                Veterinary    Brands       PMR     Administration      Total
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Net Revenues                                      $ 12,943     $10,122    $ 7,896                       $ 30,961
Income (loss) from operations                        3,650       1,654        542         (3,649)          2,197
Interest expense, other income, and tax
expense, net                                                                                             (1,120)
Net income                                                                                                 1,077

FOR THE SIX MONTHS ENDED JUNE 30, 2000
Net Revenues                                      $ 11,859     $ 7,154    $ 6,531                       $ 25,544
Income (loss) from operations                        3,379         885        462         (3,537)          1,189
Interest expense, other income, and tax
expense, net                                                                                               (238)
Net income before cumulative effect of
accounting change                                                                                            951
Cumulative effect of accounting change               (244)       (225)                                     (469)
Net income                                                                                                   482

        7.      OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

                The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as accounts payable-trade in the amounts of $798,000 and $1,255,000 at June 30, 2001 and December 31, 2000, respectively.

        8.      INCOME TAXES

                In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. As of June 30, 2001, the Company has available net operating loss carryforwards totaling approximately $4.9 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the quarter or six months ended June 30, 2000. Further, the Company has recorded income tax expense in the quarter and six months ended June 30, 2001 of $383,000, and $820,000, respectively.

        9.      CHANGE IN ACCOUNTING PRINCIPLE

                On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Income for the six months ended June 30, 2000. In addition, the June 30, 2000 previously reported financial statements have been restated for this change, resulting in a $0.02 per share reduction in previously reported basic and fully diluted earnings per share.

        VIRBAC CORPORATION                                           PAGE 11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                The data for the quarter and six months ended June 30, 2000 has been restated to comply with the new reporting requirements. The effect of this change is summarized below:

(In thousands of dollars)                       FOR THE THREE    FOR THE SIX
                                                MONTHS ENDED     MONTHS ENDED
                                                JUNE 30, 2000    JUNE 30, 2000

Sales before SAB 101 change                           13,780        27,135
SAB 101 change                                         (549)       (1,591)
                                                     -------       -------
Sales after SAB 101 change                            13,231        25,544
                                                     =======       =======

Gross Profit before SAB 101 change                     6,183        11,812
SAB 101 change                                         (379)         (872)
                                                     -------       -------
Gross Profit after SAB 101 change                      5,804        10,940
                                                     =======       =======

Income before SAB 101 change                             841         1,772
SAB 101 change                                         (361)         (821)
Income before cumulative effect of accounting
change                                                   480           951
Cumulative effect of accounting change                    --         (469)
                                                     -------       -------
Net income after SAB 101 change                          480           482
                                                     =======       =======

        10.     NEW ACCOUNTING STANDARDS

                In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will adopt the provisions of each statement on January 1, 2002. The Company has not yet determined the effect that SFAS No. 141 and 142 will have on its consolidated financial position or results of operations.

        VIRBAC CORPORATION                                           PAGE 12

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

        RESULTS OF OPERATIONS

   (In thousands of     FOR THE THREE MONTHS       FOR THE SIX MONTHS
       dollars)             ENDED JUNE 30             ENDED JUNE 30
                           2001       2000           2001       2000
                           ----       ----           ----       ----

Net Revenues              $ 15,974   $ 13,231       $ 30,961   $ 25,544

Gross Profit                 6,550      5,804         12,510     10,940

Gross Profit %                 41%        44%            40%        43%

Operating Expenses           5,566      5,060         10,313      9,751

Operating Expense %            35%        38%            33%        38%

Interest and other
   (income)                  (104)      (264)          (300)      (238)

Income before taxes            880        480          1,897        951

Income tax expense           (383)                     (820)

Income before
cumulative effect of
accounting change              497        480          1,077        951

Cumulative effect of
accounting change                                                 (469)

Net income                $    497   $    480       $  1,077   $    482

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

Sales: Net revenues increased by approximately $2.7 million or 21% for the quarter June 30, 2001 compared with the quarter ended June 30, 2000 due to increased sales in all operating divisions. Specifically, revenue by segment is as follows:

        VIRBAC CORPORATION                                           PAGE 13

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


          (In thousands of dollars)           For the Three Months ended June 30,
                                                 2001      2000      Change
                                                 ----      ----      ------
                   Veterinary                   $6,595    $6,279     $  316
                   Consumer Brands               5,039     3,716      1,323
                   PMR                           4,340     3,236      1,104


                - Veterinary sales were up due to increased sales of Preventic, the Company's flea and tick control products. The Company introduced a new flea control product in the first quarter 2001.

                - Consumer Brand sales were up due to sales of Pet Tabs, which were not available in the quarter ended June 30, 2000. Sales of Pet Tabs were $1.4 million in the second quarter 2001. Pet Tabs became available for sale in the third quarter 2000.

                - PMR sales increased due to timing of orders delivered in 2001 compared with 2000. Some customers' orders were delivered in the second quarter 2001 while corresponding orders by those customers were delivered in the third quarter 2000.

        Gross Profit: Gross profit increased by approximately $746,000 or 13%. The gross profit increase was attributable to increased sales. The gross margin as a percentage of net sales declined from 44% to 41%. The decline in gross profit was due to the mix of products sold during the quarter as well as increased production costs. Specifically, gross profit by segment was as follows:



                                            For the Three Months ended June 30,

                                                Gross               Gross     Dollar
          (In thousands of dollars)     2001    Profit %    2000    Profit %  Change
                                        ----    --------    ----    --------  ------

          Veterinary                    $3,796       58%    $3,446       55%     $350
          Consumer Brands                1,891       38%     1,754       47%      137
          PMR                              863       20%       604       19%      259


                - Veterinary products' gross profits were up due to increased sales volume as well as more sales of the higher margin dermatological products and Preventic products. The higher sales volume accounted for $174,000 of the gross profit variance and the higher gross margin percentage contributed $176,000 to the favorable variance.

                - Consumer Brands gross profit increased due to higher sales of Pet Tabs. The gross margin percentage decreased however, due to higher production costs. The sales volume increase accounted for $624,000 of the gross profit variance, which was partially offset by the decreased gross margin percentage, which reduced the variance by $487,000.

                - PMR's gross profit increased due to a higher volume of products sold in the current year quarter. As noted above, this was due to the timing of orders. The higher sales volume represents $206,000 of the gross profit variance. The favorable gross margin rate for the quarter contributed $53,000 to the overall favorable variance in the quarter.

        Operating Expenses: Operating expenses have increased $506,000 for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. As a percent of sales, operating expenses declined to 35% compared to

        VIRBAC CORPORATION                                           PAGE 14

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        38% in the year-earlier quarter. Research and development expenses increased by $520,000 for the quarter due to the Company's efforts to obtain new product registrations from the appropriate governmental agencies in the United States. The Company expects research and development expenses to be approximately 5% to 6% of sales for the remainder of fiscal 2001. All other expense categories were flat compared to the year earlier quarter. This was achieved by the Company's efforts to continue to manage expenses so that they grow at a slower rate than do sales.

        Interest Expense and Other Income, (Expense): Interest expense was lower for the quarter than the prior year primarily due to lower interest rates in 2001 as compared with 2000. The interest rate on the Company's debt agreement was 9.5% at June 30, 2000 as compared with 6% at June 30, 2001. Other income was higher in the quarter than the prior year by $60,000 because the Company received a settlement payment on a class action lawsuit brought against one of PMR's vendors in the quarter ended June 30, 2001.

        Taxes: In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. The Company has available net operating loss carryforwards totaling approximately $4.9 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the quarter ended June 30, 2000. Further, the Company has recorded income tax expense in the quarter ended June 30, 2001 of $383,000, which reflects a 43% effective tax rate.


        SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30,
        2000

        Sales: Sales increased by $5.4 million for the six months ended June 30, 2001 compared to the prior year. Sales were up in all operating segments as detailed below:

                   (In thousands of         For the Six Months ended June 30,
                   dollars)
                                               2001       2000      Change
                                               ----       ----      ------
                   Veterinary                 $12,944    $11,859   $ 1,085
                   Consumer Brands             10,122      7,154     2,968
                   PMR                          7,895      6,531     1,364


                - Veterinary sales were up due to increased sales of Preventic, the Company's flea and tick products, and increased sales of dermatological products. Both of these product lines have benefited from sales of new products introduced during the current year.

                - Consumer Brands sales have increased due to sales of Pet Tabs. Pet Tabs were not available for sale by the Company in the first six months for 2000. Sales of Pet Tabs were approximately $2.8 million dollars for the six months ended June 30, 2001.

                - PMR sales increased due to the manufacture of several new products in the contract manufacturing segment as well as the favorable timing of customer orders delivered in the second quarter 2001 while corresponding orders by those customers were not shipped until the third quarter 2000.

        Gross Profit: Gross profit increase by $1.5 million or 14%. This increase was due to higher sales volumes and was partially offset by unfavorable product mix and higher production cost. Gross profit by segment is detailed below:

        VIRBAC CORPORATION                                           PAGE 15

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



                                             For the Six Months ended June 30,

                                                Gross               Gross     Dollar
          (In thousands of dollars)     2001    Profit %    2000    Profit %  Change
                                        ----    --------    ----    --------  ------

          Veterinary                    $7,174       55%    $6,542       55%     $632
          Consumer Brands                3,940       39%     3,075       43%      865
          PMR                            1,396       18%     1,323       20%       73


                - Veterinary gross profits were increased entirely due to higher sales volumes as discussed above.

                - Consumer Brands gross profit increased due to sales of Pet Tabs, which were partially offset by higher production costs of the segment's other products. The Company expects the consumer brands margins to be 37% to 40% for the remainder of the year. The higher sales generated a favorable variance of $1,276,000, partially offset by lower margins of $411,000.

                - PMR gross profit was increased due to higher sales of new products and the favorable timing of a delivery in 2001 as compared with 2000. The margin rate was lower due to higher sales of rodenticide products in 2000 as compared with 2001. The rodenticide product was new in 2000 and PMR had higher initial launch quantities sold in the first six months of 2000. The rodenticide margins usually are approximately 50%.

        Operating expenses: Operating expenses were $562,000 higher for the six months ended June 30, 2001 than for the six months ended June 30, 2000. The increase is due to increased research and development costs incurred to obtain the registrations to sell the Company's new products. Research and development costs increased by $786,000 for the six months ended June 30, 2001. The Company anticipates that research and development costs will be approximately 5% to 6% of sales for the remainder of the year. The research and development cost increase was partially offset by lower costs in the other categories due to the Company's ongoing efforts to grow expenses at a slower rate than sales grow.

        Interest Expense and Other Income, (Expense): Interest expense was $166,000 lower in the six months ended June 30, 2001 than the prior year six-month period due to lower interest rates. The Company's interest rates on its borrowings from the bank have been 1 to 3 percentage points lower than the prior year. This lower rate is the result of a more favorable interest rate environment in 2001 as compared with 2000. Other income was $228,000 lower for the six months ended June 30, 2001 compared to the comparable period due to a payment received in the first quarter of 2000 for the rights to certain of the Company's research data granted to a third party.

        Taxes: In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. As of June 20, 2001, the Company has available net operating loss carryforwards totaling approximately $4.9 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the six months ended June 30, 2000. Further, the Company has recorded income tax expense in the six months ended June 30, 2001 of $820,000, which reflects a 43% effective tax rate.

        Accounting Principle Change: On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from

        VIRBAC CORPORATION                                           PAGE 16

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Income for the six months ended June 30, 2000. During the first quarter 2001 the Company changed its shipping terms with many customers who now accept delivery upon shipment by Virbac.

        LIQUIDITY AND CAPITAL RESOURCES

                During the six months ended June 30, 2001, $3.7 million of cash was used in operations. Although $1.9 million was generated by the Company's net income before depreciation and amortization, working capital needs consumed $6.5 million. The increase in working capital comes primarily from the increase in accounts receivable. Accounts receivable increased due to higher sales.

                Cash flows used in investing activities include cash costs related to capital improvements at the Company's St. Louis and Fort Worth facilities.

                Cash flows from financing activities reflect primarily increases in borrowing under the revolving credit facility to fund primarily the growth in accounts receivable.

                The Company's revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At June 30, 2001, the Company was in compliance with such covenants.

                On April 4, 2001, the Company and the bank entered into an amendment of the revolving credit facility that extended the expiration date of the agreement until July 31, 2003 and increased the facility to $12.1 million. The Company is required to repay $250,000 per month commencing August 31, 2001 until November 30, 2001. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility is $8.0 million.

                Management believes that the Company will have sufficient cash to meet the needs of its current operations for at least the next twelve months from cash flows from current operations, fees to be realized from the out-licensing of certain products under development, from existing financing facilities, and, if necessary, from short-term advances from VBSA.

                The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. The Company expects capital expenditures to be approximately $500,000 for the remainder of the year.

                During 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party. The Company has paid $3,175,000 in partial payment for those rights, and, depending upon the third party reaching certain milestones in the registration process, is committed to paying up to an additional $975,000 between 2001 and 2002.

                In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined, and the payment received has been reflected as unearned product license fees in the June 30, 2001 and December 31, 2000 Balance Sheet.

                The Company has no plans to pay dividends to stockholders in the foreseeable future.

        NEW ACCOUNTING PRONOUNCEMENTS

                In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill

        VIRBAC CORPORATION                                           PAGE 17

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will adopt the provisions of each statement on January 1, 2002. The Company has not yet determined the effect that SFAS No. 141 and 142 will have on its consolidated financial position or results of operations.

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



        ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

                The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At June 30, 2001, the Company had $11.8 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the three-month period ended June 30, 2001, the Company would have experienced additional interest expense of $30,000 for this three-month period. This assumption assumes no change in the principal or a reduction of such indebtedness.

        VIRBAC CORPORATION                                           PAGE 18

                               OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company held its annual meeting of shareholders on April 26, 2001. At the meeting, the shareholders elected the following individuals as members of the Board of Directors: Pascal Boissy and Eric Maree.

                The voting results of the election of directors and the other matters voted upon at the meeting are as follows:


Election of Directors:

                                                    Votes       Withheld

                                                     For        Authority

                  Nominee:
Pascal Boissy..................................   21,030,465      32,245
Eric Maree.....................................   21,009,774      52,936

Other Matters:

                                                                             Abstentions

                                                                                 and

               Description of                       Votes         Votes        Broker

                   Matter                            For         Against      Non-Votes

Approval of an amendment to the Company's
  1996 Incentive Stock Plan.........              20,581,787      471,536       9,387

        VIRBAC CORPORATION                                           PAGE 19

                               OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             On April 23, 2001 the Company filed form 8K - Item 9 Regulation FD

        SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        VIRBAC CORPORATION

        /s/ Joseph A. Rougraff
        ----------------------------------------------
        Joseph A. Rougraff
        Vice President and Chief Financial Officer
        August 14, 2001