Form 10-Q
period 2001-09-30
VIRBAC CORP
filed 2001-11-13
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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


                                 Yes [X]   No [ ]



The number of shares of common stock outstanding at November 1, 2001 is 22,048,077 shares.

VIRBAC CORPORATION



                                      INDEX
--------------------------------------------------------------------------------

                                                                                               PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets -
       September 30, 2001 (unaudited) and December 31, 2000                                      3

      Consolidated Statements of Income --
       Three months and nine months ended September, 2001 and 2000 (unaudited)                   4

      Consolidated Statements of Cash Flows -
        Nine months ended September 30, 2001 and 2000 (unaudited)                                5

      Consolidated Statement of Shareholders' Equity -
        Nine months ended September 30, 2001 (unaudited)                                         6

      Notes to Consolidated Financial Statements                                                 7

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                                            13

Item 3. Qualitative And Quantitative Disclosures About Market Risk                              18

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                        19

Signature                                                                                       19


                  The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION


PART I -- FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS                PAGE 3
--------------------------------------------------------------------------------


                                                                  SEPTEMBER 30,   DECEMBER 31,
In thousands except share amounts                                      2001          2000
                                                                  ------------    ------------
                                                                   (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents                                           $     19       $    272
Accounts receivable, net                                              10,955          7,046
Accounts receivable -- Virbac SA                                       1,336          1,180
Inventories, net                                                      14,337         14,490
Deferred income taxes                                                  2,269          3,243
Prepaid expenses and other assets                                      1,386          1,442
                                                                    --------       --------
Total current assets                                                  30,302         27,673

Property, plant and equipment, net                                    12,243         12,664
Goodwill and other intangibles, net                                    7,193          6,929
Deferred income taxes                                                  2,063          2,063
Other assets                                                             156             30
                                                                    --------       --------

Total assets                                                        $ 51,957       $ 49,359
                                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                        950            698
Accounts payable

           Trade                                                       5,027          4,885
           Virbac SA                                                     302            165
Accrued property taxes                                                   277            406
Accrued expenses                                                       1,401          1,898
                                                                    --------       --------
Total current liabilities                                              7,957          8,052

Long-term debt                                                         8,090          6,895
Unearned product license fees                                          5,399          5,250

Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock ($.01 par value; 38,000,000 shares
authorized; 22,048,077 and 22,029,411, respectively issued)              220            220
Additional paid-in capital                                            34,678         34,670
Treasury stock at cost (38,188 and 53,714 shares respectively)          (143)          (201)
Accumulated deficit                                                   (4,244)        (5,527)
                                                                    --------       --------
                                                                      30,511         29,162
                                                                    --------       --------

Total liabilities and shareholders' equity                          $ 51,957       $ 49,359
                                                                    ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)              PAGE 4
--------------------------------------------------------------------------------


In thousands                                        FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                  -----------------------       -----------------------
                                                    2001           2000           2001           2000
                                                  --------       --------       --------       --------
Net revenues                                      $ 14,695       $ 13,829       $ 45,656       $ 39,373
Cost of goods sold                                   8,518          7,856         26,969         22,460
                                                  --------       --------       --------       --------
Gross profit                                         6,177          5,973         18,687         16,913

Operating expenses:
Selling, general and administrative                  4,335          3,822         12,048         11,551
Research and development                               791            334          2,240            997
Warehouse and distribution                             544            564          1,695          1,924
                                                  --------       --------       --------       --------
Total operating expenses                             5,670          4,720         15,983         14,472

Income from operations                                 507          1,253          2,704          2,441
Interest expense                                      (150)          (272)          (490)          (778)
Other income (expense)                                   3            109             43            378
                                                  --------       --------       --------       --------

Income before income tax expense                       360          1,090          2,257          2,041
Income tax expense                                    (154)            --           (974)            --
                                                  --------       --------       --------       --------

Income before cumulative effect of
  accounting change                                    206          1,090          1,283          2,041

Cumulative effect of accounting change                  --             --             --           (469)
                                                  --------       --------       --------       --------

Net income                                        $    206       $  1,090       $  1,283       $  1,572
                                                  ========       ========       ========       ========

Earnings per share before cumulative effect:

Basic income per share                            $   0.01       $   0.05       $   0.06       $   0.10
                                                  ========       ========       ========       ========
Diluted income per share                          $   0.01       $   0.05       $   0.06       $   0.09
                                                  ========       ========       ========       ========

Cumulative effect per share:
Basic income per share                            $     --       $     --       $     --       $  (0.02)
                                                  ========       ========       ========       ========
Diluted income per share                          $     --       $     --       $     --       $  (0.02)
                                                  ========       ========       ========       ========

Earnings per share:
Basic income per share                            $   0.01       $   0.05       $   0.06       $   0.07
                                                  ========       ========       ========       ========
Diluted income per share                          $   0.01       $   0.05       $   0.06       $   0.07
                                                  ========       ========       ========       ========

Basic shares outstanding                            22,040         21,346         22,033         21,211
Diluted shares outstanding                          22,645         21,972         22,651         21,949

                  The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)            PAGE 5
--------------------------------------------------------------------------------


In thousands                                                    FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                             -----------------------

                                                               2001           2000
                                                             --------       --------
OPERATING ACTIVITIES

Net income                                                   $  1,283       $  1,572
Adjustments to reconcile net income to net cash used in
        operating activities:
Depreciation and amortization                                   1,263          1,324
Deferred tax expense                                              974             --
Changes in operating assets and liabilities:
Increase in accounts receivable                                (4,065)        (1,918)
(Increase), decrease in inventories                               153           (285)
(Increase), decrease in prepaid expenses and other                 56           (166)
Increase, (decrease) in accounts payable                          279            (84)
Decrease in accrued expenses                                     (605)        (1,424)

                                                             --------       --------
Net cash used in operating activities                            (662)          (981)
                                                             --------       --------

INVESTING ACTIVITIES

Purchase of property, plant and equipment                        (432)          (607)
Purchase of product licenses                                     (606)        (1,000)
Receipt of Product License Fees                                   150          5,250
Other                                                            (195)            54

                                                             --------       --------
Net cash (used in), provided by investing activities           (1,083)         3,697
                                                             --------       --------

FINANCING ACTIVITIES

Proceeds from long-term debt                                    9,792         15,900
Repayment of long-term debt                                    (8,345)       (19,226)
Issuance of common stock                                            8            505
Reissuance of treasury shares                                      37            101
Purchase and retirement of shares                                  --           (121)

                                                             --------       --------
Net cash provided by, (used in) financing activities            1,492         (2,841)
                                                             --------       --------

Decrease in cash and cash equivalents                            (253)          (125)
Cash and cash equivalents, beginning of period                    272            231
                                                             --------       --------

Cash and cash equivalents, end of period                     $     19       $    106
                                                             ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)                PAGE 6
--------------------------------------------------------------------------------


In thousands except share           Common Stock                      Treasury Stock
amounts                          ------------------                   --------------
                                                     Additional
                                   Number      Par     Paid In       Number               Accumulated
                                 of Shares    Value    Capital     of Shares    Amount      Deficit         Total
                                 ---------    -----  ----------    ---------    ------    -----------      -------
Balance at
December 31, 2000               22,029,411     $220     $34,670       53,714     $(201)       $(5,527)     $29,162

Shares issued to directors                                            (5,526)    $  21                     $    21

Shares issued upon
exercise of stock options           18,666              $     8      (10,000)    $  37                     $    45

Net Income                                                                                    $ 1,283      $ 1,283
                                ----------     ----     -------       ------     -----        -------      -------
Balance at
September 30, 2001              22,048,077     $220     $34,678       38,188     $(143)       $(4,244)     $30,511
                                ==========     ====     =======       ======     =====        =======      =======

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2000 Form 10-K as filed with the Securities and Exchange Commission.

REVENUE RECOGNITION

     The Company recognizes revenue when the goods are received by the Company's customers (see note 9).

     Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

2.   INVENTORIES ($000'S)

     Inventories consist of the following:

                                                            SEPTEMBER 30,       DECEMBER 31,
                                                               2001                2000
                                                             ---------           ---------
     Raw materials                                           $   7,471           $   7,512
     Finished goods                                              7,225               7,385
                                                             ---------           ---------
                                                                14,696              14,897
     Less: reserve for excess and obsolete inventories            (359)               (407)
                                                             ---------           ---------
                                                             $  14,337           $  14,490
                                                             =========           =========

VIRBAC CORPORATION                                                        PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LONG-TERM DEBT ($000'S)

                                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                                          2001                  2000
                                                                                      -------------         ------------
Revolving credit facility with a financial institution based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon covenant ratios (5.25%, as of September 30,
2001).                                                                                     $9,040                $7,495

Note payable dated September 25, 1997, interest at prime, and due in annual
installments of $98,000, plus accrued interest, paid on September 25, 2001.                    --                    98
                                                                                           ------                ------
                                                                                            9,040                 7,593
Less- current maturities                                                                     (950)                 (698)
                                                                                           ------                ------

                                                                                           $8,090                $6,895
                                                                                           ======                ======


     The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At September 30, 2001, the Company was in compliance with these covenants.

     On April 4, 2001 the revolving credit facility was amended to extend the expiration date to July 31, 2003 and increase the amount available under the facility from $9.1 million to $12.1 million. The Company is required to repay $250,000 of the outstanding balance per month commencing August 31, 2001 until November 30, 2001. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility has been reduced to $8.0 million. At September 30, 2001, $2,560,000 was available under the credit facility.

4.   STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

     On February 28, 2001, the Board of Directors approved an increase in the shares available to be issued under the plan. The Board also granted 174,000 options to employees at the exercise price of $3.375, which was the market value of the Company's stock on February 28, 2001. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. For the nine months ended September 30, 2001, 28,666 options were exercised. Of the options exercised, 10,000 shares were reissued from treasury shares and 18,666 were issued from previously unissued shares.

     During the nine months ended September 30, 2001, 5,526 shares were reissued from treasury shares as compensation to certain non-employee directors of the Company. Compensation of approximately $21,000 was recorded based on the market price of the Company's shares at the date of issuance.

5.   COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company is subject to certain litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes

VIRBAC CORPORATION                                                        PAGE 9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


that the final outcome of any current litigation or claim will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ADJUSTMENT OF MERGER SHARES

     The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement," the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of September 30, 2001, 288,750 pre-merger options were outstanding and 606,495 shares have been issued pursuant to this agreement. No newly issued shares will be issued to VBSA so long as treasury shares are available to satisfy these pre-merger obligations.

ACQUISITION OF LICENSING RIGHTS

     In 1999, the Company acquired the rights to manufacture and sell products currently in development by a third party for a period of 15 years. In fiscal 2001, 2000 and 1999, the Company paid $475,000, $1,700,000 and $1,000,000, respectively for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company is committed to paying approximately $275,000 and $700,000, in fiscal 2001 and 2002 respectively. The Company will begin to amortize these intangible assets when the FDA approval is granted over the shorter of the contract period or the expected period of the benefit. In May 2001 the FDA granted approval for one of the products and accordingly the Company amortized approximately $39,000 of the intangible assets.

PFIZER AGREEMENT

     In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined, and the payment received has been reflected as unearned product license fees in the September 30, 2001 and December 31, 2000 Balance Sheets.

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

VIRBAC CORPORATION                                                       PAGE 10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


                                                                            Consumer                                Consolidated
                                                               Veterinary    Brands     PMR       Administration         Total
                                                                                                                    >C>
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Net Revenues                                                     $18,702      $14,033   $12,921                        $45,656
Income (loss) from operations                                      4,964        1,671     1,701       (5,632)            2,704
Interest expense, other income, and tax expense, net                                                                   (1,421)
Net income                                                                                                               1,283

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Net Revenues                                                     $17,083      $11,438   $10,852                        $39,373
Income (loss) from operations                                      4,989        1,770     1,025       (5,343)            2,441
Interest expense, other income, and tax expense, net                                                                      (400)
Net income before cumulative effect of accounting change                                                                 2,041
Cumulative effect of accounting change                              (244)        (225)                                    (469)
Net income                                                                                                               1,572


7.   OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

     The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as accounts payable-trade in the amounts of $1,777,000 and $1,255,000 at September 30, 2001 and December 31, 2000,
respectively.

8.   INCOME TAXES

     In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. As of September 30, 2001, the Company has available net operating loss carryforwards totaling approximately $4.7 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the quarter or nine months ended September 30, 2000. Further, the Company has recorded income tax expense in the quarter and nine months ended September 30, 2001 of $154,000, and $974,000, respectively.

9.   CHANGE IN ACCOUNTING PRINCIPLE

     On December 3, 1999, the United States Securities and Exchange Commission issued Staff

VIRBAC CORPORATION                                                       PAGE 11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the Company's customers receive the goods. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Income for the nine months ended September 30, 2000. In addition, the September 30, 2000 previously reported financial statements have been restated for this change, resulting in a $0.02 per share reduction in previously reported basic and fully diluted earnings per share.

     The data for the quarter and nine months ended September 30, 2000 has been restated to comply with the new reporting requirements. The effect of this change is summarized below:


(In thousands of dollars)                           FOR THE THREE               FOR THE NINE
                                                     MONTHS ENDED                MONTHS ENDED
                                                 SEPTEMBER 30, 2000           SEPTEMBER 30, 2000

Sales before SAB 101 change                              14,332                      41,466
SAB 101 change                                             (503)                     (2,093)
                                                        -------                     -------
Sales after SAB 101 change                               13,829                      39,373
                                                        =======                     =======

Gross Profit before SAB 101 change                        5,906                      17,716
SAB 101 change                                               67                        (803)
                                                        -------                     -------
Gross Profit after SAB 101 change                         5,973                      16,913
                                                        =======                     =======

Income before SAB 101 change                              1,006                       2,778
SAB 101 change                                               84                        (737)
Income before cumulative effect of accounting             1,090                       2,041
change
Cumulative effect of accounting change                       --                        (469)
                                                        -------                     -------
Net income after SAB 101 change                           1,090                       1,572
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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends

VIRBAC CORPORATION                                                       PAGE 12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial position or results of operations.

VIRBAC CORPORATION                                                       PAGE 13

                               OTHER INFORMATION


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

RESULTS OF OPERATIONS


(In thousands of dollars)               FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                            ENDED SEPTEMBER 30                          SEPTEMBER 30

                                        2001                 2000                 2001                 2000
                                       -------              -------              -------              -------
Net Revenues                           $14,695              $13,829              $45,656              $39,373

Gross Profit                             6,177                5,973               18,687               16,913

Gross Profit %                              42%                  43%                  41%                  43%

Operating Expenses                       5,670                4,720               15,983               14,472

Operating Expense %                         39%                  34%                  35%                  37%

Interest and other (income)               (147)                (163)                (447)                (400)

Income before taxes                        360                1,090                2,257                2,041

Income tax expense                        (154)                                     (974)

Income before cumulative
effect of accounting change                206                1,090                1,283                2,041

Cumulative effect of
accounting change                                                                                        (469)

Net income                             $   206              $ 1,090              $ 1,283              $ 1,572


QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

Net Revenues: Sales increased by approximately $866,000 or 6% for the quarter September 30, 2001 compared with the quarter ended September 30, 2000 due to increased sales in the Veterinary and PMR segments partially offset by decreased sales in the Consumer Brands segment. Specifically, net revenues by segment was as follows:

VIRBAC CORPORATION                                                       PAGE 14

                               OTHER INFORMATION


(In thousands of dollars)                 For the Three Months ended
                                                September 30,
                                     2001            2000         Change
                                    ------          ------        -------
Veterinary                          $5,829          $5,224        $  605

Consumer Brands                      3,899           4,283          (384)

PMR                                  4,967           4,322           645


     - Veterinary net revenues were up due to higher sales of pesticide and dental products. The Company's Preventic line of products increased by $276,000 and the dental line of products was up by $240,000.

     - Consumer Brand net revenues were down due to reduced sales in all product lines. The lower sales for this segment are mostly due to the slower economy and its impact on the retail stores that sell the Company's products.

     - PMR net revenues were up due to sales of the Company's recently approved livestock parasiticide product, sold under the trade names of Virbamec or Bovimec. Sales of this product for the quarter were $1.2 million. The increase was partially offset due to the timing of orders delivered in 2001 compared with 2000. Some customers' orders were delivered in the second quarter 2001 while corresponding orders by those customers were delivered in the third quarter 2000.

Gross Profit: Gross profit increased by $204,000 or 3%. The gross profit increase was attributable to increased sales partially offset by a lower gross profit percentage. The gross profit as a percentage of net revenues declined from 43% to 42%. The decline in gross profit percentage was due to the mix of products sold during the quarter as well as increased production costs. Specifically, gross profit by segment was as follows:


                                        For the Three Months ended September 30,

(In thousands of dollars)                   Gross                       Gross        Dollar
                               2001        Profit %       2000         Profit %      Change
                             -------       --------      ------        --------      ------
Veterinary                   $3,424           59%        $3,056           58%         $368

Consumer Brands               1,391           36%         2,014           47%        (623)

PMR                           1,362           27%           903           21%          459


     - Veterinary products' gross profit increased primarily due to increases in sales volume.

     - Consumer Brands gross profit decreased due to lower sales in all product lines. The gross profit decreased due to the lower sales volumes and due to higher production costs that were not passed on to the Company's customers. The Company expects the Consumer Brands gross profit percentage to range between 37% and 40% for the remainder of the year. The sales volume decrease accounted for $137,000 of the gross profit variance and the decreased gross profit percentage further accounted for $486,000.

     - PMR gross profit increased due to sales of the livestock parasiticide product, which carries a higher gross profit percentage than is typically earned in this segment, and due to higher sales. The favorable gross profit percentage for the quarter contributed $282,000 to the overall favorable variance in the quarter. The higher sales volume increased the overall variance by $177,000.

VIRBAC CORPORATION                                                       PAGE 15

                               OTHER INFORMATION


Operating Expenses: Operating expenses have increased $950,000 or 20% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. As a percent of sales, operating expenses increased to 39% compared to 34% in the year-earlier quarter. Research and development expenses increased by $457,000 for the quarter due to the Company's efforts to obtain new product registrations from the appropriate governmental agencies in the United States. The Company expects research and development expenses to be approximately 5% to 6% of sales for the remainder of fiscal 2001. Selling, general and administrative costs were also higher by approximately $500,000 mostly due to costs incurred for the launch of the Company's canine heartworm product, Iverhart Plus. Sales of the canine heartworm product are expected to commence in the fourth quarter of 2001. Warehouse and distribution expenses were flat compared to the year-earlier quarter. This was achieved by the Company's efforts to continue to manage expenses so that they grow at a slower rate than do sales.

Interest Expense and Other Income (Expense): Interest expense was lower for the quarter than the prior year primarily due to lower interest rates in 2001 as compared with 2000. The interest rate on the Company's debt agreement was 9.25% at September 30, 2000 as compared with 5.25% at September 30, 2001.

Taxes: In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. The Company has available net operating loss carryforwards totaling approximately $4.7 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the quarter ended September 30, 2000. Further, the Company has recorded income tax expense in the quarter ended September 30, 2001 of $154,000, which reflects a 43% effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues: Sales increased by $6.3 million or 16% for the nine months ended September 30, 2001 compared to the prior year period. Sales were up in all operating segments as detailed below:


(In thousands of dollars)                    For the Nine Months ended
                                                   September 30

                                       2001             2000          Change
                                     -------          --------        ------
Veterinary                           $18,702          $17,083         $1,619

Consumer Brands                       14,033           11,438          2,595

PMR                                   12,921           10,852          2,069


     - Veterinary net revenues were up due to increased sales of Preventic, the Company's flea and tick products and increased sales of dental products. The Preventic product line sales were up approximately $1.5 million compared to the same period last year due to an extension of that line with a new product that controls fleas as well as ticks. The Preventic sales increases were offset by slower sales of the Company's other pesticide products. The dental product line sales have increased approximately $700,000 due to an aggressive marketing effort to improve pet owners awareness of dental hygiene.

     - Consumer Brands net revenues increased due to sales of Pet Tabs. Pet Tabs were not available for sale by the Company for most of the first nine months of 2000. Sales of Pet Tabs were approximately $3.6 million for the nine months ended September 30, 2001 and $690,000 for the nine months ended September 30, 2000.

VIRBAC CORPORATION                                                       PAGE 16

                               OTHER INFORMATION


     - PMR net revenues increased due to the manufacture of several new products in the contract-manufacturing portion of the segment and due to sales in September 2001 of the Company's recently FDA approved livestock parasiticide product. The livestock parasiticide product is a newly registered product that had sales recorded in September 2001 for the first time of approximately $1.2 million.

Gross Profit: Gross profit increased by $1.8 million or 10%. This increase was due to higher sales volumes and was partially offset by a lower gross profit percentage. The gross profit percentage of net revenues declined from 43% to 41%. The decline in gross profit percentage was due to an unfavorable product mix and higher production costs. Gross profit by segment was as follows:


                                        For the Nine Months ended September 30

(In thousands of dollars)                 Gross                       Gross        Dollar
                             2001        Profit %        2000        Profit %      Change
                           -------       --------       ------       --------      ------
Veterinary                 $10,560           56%        $9,586           56%         $974

Consumer Brands              5,263           38%         5,082           44%          181

PMR                          2,864           22%         2,245           21%          619


     - Veterinary gross profit increased primarily due to higher sales volumes as discussed above.

     - Consumer Brands gross profit increased due to sales of Pet Tabs, which were partially offset by higher production costs of the segment's other products. The Company expects the consumer brands gross profit percentages to range between 37% and 40% for the remainder of the year. The higher sales generated a favorable variance of $972,000, partially offset by lower margins of $791,000.

     - PMR gross profit increased due to higher sales of new products that have a higher gross profit percentage. The higher sales volume accounted for $459,000 of the variance and the more favorable product mix accounted for $160,000 of the variance.

Operating expenses: Operating expenses were $1.5 million higher for the nine months ended September 30, 2001 than for the nine months ended September 30, 2000. The increase is due to increased research and development costs incurred to obtain the registrations to sell the Company's new products. Research and development costs increased by $1.2 million for the nine months ended September 30, 2001. The Company anticipates that research and development costs will be approximately 5% to 6% of sales for the remainder of the year. Selling, General and administrative costs were higher by approximately $500,000 mostly due to product launch costs associated with the Company's canine heartworm product. The Company expects to begin shipping the canine heartworm product in the fourth quarter 2001. These cost increases were partially offset by lower costs in warehouse and distribution due to the Company's ongoing efforts to grow expenses at a slower rate than sales grow.

Interest Expense and Other Income, (Expense): Interest expense was $288,000 lower in the nine months ended September 30, 2001 than the prior year nine-month period due to lower interest rates. The Company's interest rates on its borrowings from the bank have been 1 to 4 percentage points lower than the prior year. This lower rate is the result of a more favorable interest rate environment in 2001 as compared with 2000. Other income was $335,000 lower for the nine months ended September 30, 2001 compared to the comparable period due to a payment received in the first quarter of 2000 for the rights to certain of the Company's research data granted to a third party.

Taxes: In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. As of September 30, 2001, the Company has available net operating loss carryforwards totaling approximately $4.7 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. Because the Company did not

VIRBAC CORPORATION                                                       PAGE 17

                               OTHER INFORMATION


reverse the valuation allowance until the fourth quarter 2000, no tax expense was recorded in the nine months ended September 30, 2000. Further, the Company has recorded income tax expense in the nine months ended September 30, 2001 of $974,000, which reflects a 43% effective tax rate.

Accounting Principle Change: On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. Since implementation of SAB 101, the Company now recognizes revenues when the risks of ownership have passed to the customer. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Income for the nine months ended September 30, 2000. During the first quarter 2001 the Company changed its shipping terms with many customers who now accept delivery upon shipment by Virbac.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001, $692,000 of cash was used in operations. Although $2.5 million was generated by the Company's net income before depreciation and amortization, working capital needs consumed $4.2 million. The increase in working capital comes primarily from the increase in accounts receivable. Accounts receivable increased due to higher sales.

     Cash flows used in investing activities include cash costs related to capital improvements at the Company's St. Louis and Fort Worth facilities and cash costs to acquire new product license rights.

     Cash flows from financing activities reflect primarily increases in borrowing under the revolving credit facility to fund primarily the growth in accounts receivable.

     The Company's revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At September 30, 2001, the Company was in compliance with such covenants.

     On April 4, 2001, the Company and the bank entered into an amendment of the revolving credit facility that extended the expiration date of the agreement until July 31, 2003 and increased the facility to $12.1 million. The Company is required to repay $250,000 per month commencing August 31, 2001 until November 30, 2001. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility is $8.0 million. At September 30, 2001, $2.6 million was available under the facility and the interest rate was 5.25%.

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

     In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the

VIRBAC CORPORATION                                                       PAGE 18

                               OTHER INFORMATION


expected period of future benefits. The expected period of future benefits has not yet been determined, and the payment received has been reflected as unearned product license fees in the September 30, 2001 and December 31, 2000 Balance Sheet.

     The Company has no plans to pay dividends to stockholders in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will adopt the provisions of each statement on January 1, 2002. The Company has not yet determined the effect that SFAS No. 141 and 142 will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial position or results of operations.

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

     The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists

VIRBAC CORPORATION                                                       PAGE 19

                               OTHER INFORMATION


principally with respect to long-term indebtedness, which bears interest at floating rates. At September 30, 2001, the Company had $9.0 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the three- month period ended September 30, 2001, the Company would have experienced additional interest expense of $23,000 for this three-month period. This assumes no change in the principal or a reduction of such indebtedness.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION

/s/ Joseph A. Rougraff
------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
November 13, 2001