Form 10-K
period 2001-12-31
VIRBAC CORP
filed 2002-03-21
CIK 922814

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 1, 2002 (computed by reference to the closing price of such stock on the NASDAQ/National Market) was $41,350,037.

         As of March 1, 2002, there were 22,032,239 shares of the registrant's Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE*

         Definitive proxy statement for the registrant's 2002 annual meeting of stockholders, in Part III (items 10 - 13).

         * Only certain specified portions of such documents are incorporated by reference in this report.

================================================================================

                               VIRBAC CORPORATION

                                    FORM 10-K

                              CROSS REFERENCE SHEET

ITEM                                                                                               PAGE
----                                                                                               ----
                                              Part I
1        Business.........................................................................          1

2        Properties.......................................................................          5

3        Legal Proceedings................................................................          6

4        Submission of Matters to a Vote of Security Holders..............................          6

4A       Executive Officers of the Registrant.............................................          6


                                              Part II


5        Market for Registrant's Common Equity and Related Stockholder Matters............          7

6        Selected Financial Data .........................................................          8

7        Management's Discussion and Analysis of Financial Condition and Results
             of Operations................................................................          9

7A       Qualitative and Quantitative Disclosures About Market Risk.......................         20

8        Financial Statements.............................................................         21

9        Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure.........................................................         21

                                              Part III

10       Directors and Executive Officers of the Registrant...............................         22

11       Executive Compensation...........................................................         22

12       Security Ownership of Certain Beneficial Owners and Management...................         22

13       Certain Relationships and Related Transactions...................................         22

                                              Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K..................         22

         Signatures.......................................................................         25

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

         Virbac Corporation ("Virbac" or "the Company"), based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticide, and dental products. Its PM Resources division ("PMR"), based in Bridgeton, Missouri, formulates products under private-label and third party contract manufacturing for use in the animal health and specialty chemicals industries. Some of the Company's products are manufactured and distributed under license from Virbac S.A. ("VBSA") a French veterinary pharmaceutical manufacturer, which since 1999 has indirectly owned approximately 61% of the Company's outstanding common stock. The Company distributes and sells its products throughout the United States and Canada, and, through a distribution agreement with VBSA, in foreign markets.

         VBSA had annual sales in 2000 in excess of E.325 million, ranking it among the top ten distributors of animal health products worldwide. VBSA focuses on two segments of the animal health market: the pet and companion animal segment and the livestock segment. VBSA has 22 subsidiaries and distributes its products in more than 100 countries. VBSA has a multi-million dollar research and development budget for developing new products.

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

         o Ear cleaners, including anti-microbial and anti-inflammatory treatments,

         o        Aquarium water conditioners and test strips,

         o        Pest control products, including rodenticides,

         o        Nutritional supplements to promote healthy coat and skin,

         o Anthelmintics, or dewormers, to treat gastrointestinal worms in livestock and in companion animals as well as heartworm prevention in dogs,

         o Gastrointestinal products for dogs and cats, including hairball remedies, and

         o        Specialty chemicals

SALES AND MARKETING

         The Company markets two basic lines of products - a veterinary line sold at the retail level by veterinary clinics and a consumer brand line sold by specialty pet retail stores and superstores, mass merchandisers, and farm and fleet distributors. The Company sells both lines of products to national or regional wholesale distributors serving the animal health markets, specialty pet retail stores and superstores, mass merchandisers, and farm and fleet distributors. Sales are made through a combination of full-time sales persons and independent sales representatives, utilizing direct sales, telemarketing, and other means. Separate sales forces are employed for each of the veterinary and consumer brand lines, as well as for PMR.

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

         Members of one veterinary buying group represent the Company's largest group of customers and accounted for approximately 12% of net revenues in both 2001 and 2000.

         In addition to its direct marketing and distribution activities, the Company licenses marketing and distribution rights to some of its products to third parties. During 2000 the Company sublicensed to Pfizer Inc. the North American distribution rights to two products, which will be manufactured by the Company under license from VBSA.

RESEARCH AND DEVELOPMENT

         Virbac maintains a research and development staff for the purpose of developing improved products and filings with various regulatory agencies. Currently, Virbac's product development efforts are focused on new formulations for dermatology. Virbac believes it is an international leader in pet dermatology product development. Virbac does not produce chemical compounds, but develops formulas adapted to the needs of companion animals either from generic compounds or proprietary compounds licensed from others.

         Virbac also has the exclusive North American rights to any products developed by VBSA intended for companion animals and livestock, for which it pays royalties to VBSA ranging from 3% to 6% of its sales of such products. In 2001, those royalties totaled $0.2 million. In 1999 and 2000, VBSA reimbursed the Company $315,000 and $400,000 respectively, for internal costs incurred by the Company in readying VBSA products for distribution in North America. Beginning in 2001, the Company was responsible for all such costs.

         In developing new or improved products, the Company considers a variety of factors, including (i) existing or potential marketing opportunities for such products, (ii) the capability of Virbac to manufacture such products, (iii) whether such products complement existing products of Virbac, and (iv) the opportunities to leverage such products with the development of additional products. In 1999, 2000 and 2001, the Company spent (net of reimbursement from VBSA) approximately $1.0 million, $1.3 million and $3.0 million, respectively on research and development. Virbac also conducts research on VBSA products that have the potential to be distributed on a worldwide basis.

         In addition to developing its own products and obtaining North American manufacturing and distribution rights to products developed by VBSA, the Company obtains both North American and worldwide manufacturing and distribution rights with respect to products developed by third parties.

REGISTRATIONS, TRADEMARKS AND PATENTS

         The Company has numerous Environmental Protection Agency ("EPA") and Food and Drug Administration ("FDA") product registrations, trademarks and patents. Its EPA product registrations permit it to sell pesticide and rodenticide products, as well as ectoparasite products for the treatment of fleas and ticks on dogs and cats. While EPA registrations do not expire, registrants are required periodically to re-register certain products with the EPA. Certain of the Company's facilities are qualified as EPA registered manufacturing sites, which permits the Company to manufacture products not only under its own EPA product registrations, but also under the registrations of other companies.

         The Company's FDA-approved new animal drug applications ("NADAs") permit it to sell medicated treatments, anthelmintics, feed additives and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs' performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

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

PROCUREMENT OF RAW MATERIALS

         The active ingredients in the Company's products are not manufactured by the Company, but are generally purchased from large raw materials manufacturers. The Company generally purchases materials on an as-needed basis, as it is generally unnecessary for the Company to maintain large inventories of such materials in order to meet rapid delivery requirements or assure itself of adequate supply. The Company purchases certain raw materials from multiple suppliers; some materials, however, are proprietary, and the Company's ability to procure such materials is limited to suppliers with proprietary rights. The Company considers its relationship with its suppliers to be good. The Company also purchases certain raw materials, the availability of which is subject to EPA, FDA, or other regulatory approvals. Some of the Company's customers provide the Company with the raw materials used in the production of their products.

COMPETITION

         The Company's competitors fall into roughly four categories: manufacturers, formulators and blenders of animal health products; animal health product distributors; pet care product producers and suppliers; and specialty chemical and pest control manufacturers.

         Many of the Company's competitors in specific market niches are larger and have greater financial resources than the Company. In addition, regulatory surveillance and enforcement are accelerating, which is likely to result in fewer competitors that have even greater resources. The Company is focusing on the production of high-performance, value-added, and branded products designed to be marketed on the basis of quality as well as price.

REGULATORY AND ENVIRONMENTAL MATTERS

         The Company's operations subject it to federal, state, and local laws and regulations relating to environmental affairs, health and safety. These laws and regulations are administered by the EPA, the FDA, the Occupational Safety and Health Administration ("OSHA"), the Department of Transportation, and various state and local regulatory agencies. Governmental authorities, and in some cases third parties, have the power to enforce compliance with health and safety laws and regulations, and violators may be subject to sanctions, including civil and criminal penalties and injunctions. While the Company believes that the procedures currently in effect at its facilities are consistent with industry standards and that it is in substantial compliance with applicable health and safety laws and regulations, failure to comply with such laws and regulations could have a material adverse effect on the Company.

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

         The federal government has extensive enforcement powers over the activities of veterinary pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit sale of unapproved or non-complying products, and to halt manufacturing of any operations that are not in compliance with applicable laws and regulations. Virbac has not experienced any such restrictions or prohibitions. However, any such restrictions or prohibitions on sales or withdrawal of approval of products marketed by Virbac could materially adversely affect Virbac's business, financial condition, and results to operation.

         While Virbac believes that all of its current pharmaceuticals are in compliance with applicable FDA regulations and have received required government approvals for manufacture and sale, approvals are subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products are in many circumstances, subject to additional approvals, which may be subject to a lengthy application process. Virbac's manufacturing facilities are subject to continual inspection by regulatory agencies and manufacturing operations could be interrupted or halted in any such facilities as a result of such inspections.

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

EMPLOYEES

         The Company has approximately 278 full-time employees, of which approximately 164 are engaged in manufacturing activities and 61 in sales and marketing activities. Sixty-three of the full-time employees located at the Bridgeton, Missouri facility are covered by collective bargaining agreements with international unions that will expire in the fourth quarter of 2004. The Company also employs workers on a temporary basis, the number of which fluctuates on an annual basis because demand for the Company's products is seasonal. The Company considers its employees and union relations to be good.

ITEM 2. PROPERTIES

         The Company owns the Fort Worth, Texas and the Bridgeton, Missouri manufacturing facilities where most of the Company's products are produced. The Fort Worth facility is a 127,000 square foot manufacturing, warehousing and office facility. Most of the Company's non-EPA regulated products are manufactured at this facility. The Bridgeton facility, at which PMR's operations are conducted and most EPA regulated products are manufactured, consists of a 176,000 square foot manufacturing and warehousing building located on 37 acres. This facility has been pledged as collateral under the Company's revolving credit facility.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is aware of various disputes and potential claims and is a party to certain litigation involving claims against the Company. Based on facts currently known to the Company, it believes that these disputes, claims and litigation, if determined adversely, will not have a material adverse affect on the Company's consolidated financial position, its results of operations or its cash flows with or without consideration of insurance coverage. See Note 13 to the Consolidated Financial Statements included in this Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers:

         Name                       Age         Position
         ----                       ---         --------
         Thomas L. Bell             43          President and Chief Executive Officer
         Joseph A. Rougraff         44          Vice President and Chief Financial Officer


         Thomas L. Bell has been President and Chief Executive Officer of the Company since May 1999. Mr. Bell held various management positions during the previous 13 years with Fort Dodge Animal Health/American Cyanamid, an international manufacturer and distributor of animal health pharmaceuticals and biologicals, and a subsidiary of American Home Products. Mr. Bell was most recently Vice President for the International Animal Health and Nutrition Division, where he was responsible for 26 worldwide profit centers.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol VBAC. The following table sets forth the quarterly range of high and low closing sale prices per share for the common stock during the period indicated.

                                                             High         Low
                                                             ----         ---
Year ended December 31, 2000
         First Quarter........................................3.88        2.44
         Second Quarter.......................................3.88        1.94
         Third Quarter........................................4.38        3.13
         Fourth Quarter.......................................4.00        3.09

Year ended December 31, 2001
         First Quarter........................................4.56        2.94
         Second Quarter.......................................5.24        3.55
         Third Quarter........................................5.17        4.35
         Fourth Quarter.......................................5.04        4.23

         The Company has never paid any dividends on its common stock. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, under its credit facility, the Company is prohibited from paying dividends without the consent of the Company's lender. As of March 6, 2002, the Company had a total of approximately 1,800 stockholders, including approximately 200 stockholders of record and approximately 1,600 persons or entities holding common stock in nominee name.

ITEM 6. SELECTED FINANCIAL DATA

         The Company is the result of a March 5, 1999 merger of Virbac, Inc. and Agri-Nutrition Group Limited. The following data has been derived from the Company's audited financial statements for each of the five years in the period ended December 31, 2001. The data should be read in conjunction with the Consolidated Financial Statements of the Company, and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included elsewhere in this report.


                                                             FISCAL YEAR ENDED DECEMBER 31, ($000'S)
                                                ------------------------------------------------------------------
                                                   2001        2000 (1)      1999 (2)       1998 (3)      1997 (3)
                                                ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA

Net revenues                                    $   60,628    $   52,965    $   43,718    $   15,051    $   16,235

Income (loss) from operations                        3,114         2,831            33        (1,239)         (731)

Income tax benefit, (expense)                       (1,211)        1,021            --            --            --
Income before cumulative effect of
accounting change                                    1,310         3,412            --            --            --
Cumulative effect of accounting principle
change                                                  --          (469)           --            --            --
Net income, (loss)                                   1,310         2,943          (544)       (1,821)       (1,255)

Diluted income, (loss) per common share               0.06          0.13         (0.03)        (0.14)        (0.10)

Diluted weighted average number of common
shares outstanding                                  22,558        22,133        19,677        12,581        12,581

BALANCE SHEET DATA
     Cash                                       $      477    $      272    $      231    $      412    $       84
     Working capital (deficit)                      23,921        19,622        12,260          (855)        2,427
     Total assets                                   54,368        49,388        43,633        12,681        13,391
     Current portion of debt and notes
     payable                                           600           698         1,564         3,200           400
     Long-term debt, less current maturities         9,700         6,895         9,348         4,000         6,650
     Stockholders' equity                           30,837        29,162        25,641         1,891         3,712

----------

(1) On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company records revenue. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. The net effect for fiscal 2000 of this change was to reduce sales by $763,000, and diluted earnings per share by $0.02. The pro forma amounts for 1999, 1998, and 1997 are not determinable due to the unavailability of the accounting records. During 2001, the Company changed its shipping terms with its customers so that ownership transferred at the time of shipment.

(2) The results for the year ended December 31, 1999 include the operations of Virbac, Inc. plus the results of Agri-Nutrition since March 5, 1999.

(3) Earnings per share for the periods ending December 31, 1998 and 1997 have been restated to reflect the number of equivalent shares received by Virbac, Inc. in connection with the March 5, 1999 purchase of Agri-Nutrition Group Limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, Mardel, Francodex and Pet Tabs brand names.

         On March 5, 1999, the Company, formerly named Agri-Nutrition Group Limited, merged with Virbac, Inc., with the Company being the surviving corporation. Virbac S. A., the parent of Virbac, Inc., received 60% of the voting equity of the Company; therefore, Virbac, Inc. was considered to be the acquirer for financial statement purposes. Accordingly, the merger was accounted for as a purchase of Agri-Nutrition Group Limited by Virbac, Inc.

         In conjunction with the merger, the Company assessed, formulated, and announced plans to consolidate its manufacturing and distribution operations. Under the plan, which was completed prior to the end of 1999, nearly all pet product distribution operations were transferred from AGNU's Chicago, Illinois, and Los Angeles, California facilities to the Company's larger Fort Worth, Texas facility. All manufacturing and distribution operations, which had been carried out at the Chicago facility, ceased, and such operations were transferred to other existing Company facilities. In addition, manufacturing and distribution operations related to the majority of products previously produced at the Los Angeles facility were transferred to the Fort Worth facility, with only certain production and marketing activities remaining in California.

         The cost to close the Chicago facility comprised mostly of severance costs and future lease obligations and relocation costs for certain key members of the manufacturing team, were approximately $350,000. The severance costs were paid as of December 31, 1999 and the lease obligation was paid in fiscal 2000. These costs are included in the purchase price allocation of the merger.

         On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Operations for the year ended December 31, 2000. The net effect for fiscal 2000 of this change was to reduce sales by $763,000, and diluted earnings per share by $0.02. The pro forma amounts for 1999 are not determinable due to the unavailability of the accounting records. During 2001, the Company changed its shipping terms with its customers so that ownership transferred at the time of shipment.

         Because of the accounting change discussed above, the Company recorded $1.8 million of sales and diluted earnings per share of $0.02 in the first quarter of 2001 when the risk of ownership had passed to its customers while the product had shipped in the fourth quarter of 2000. During 2001, the Company changed its shipping terms with its customers so that the risk of ownership transferred at the time of shipment. Therefore, there was not a similar offsetting amount in the fourth quarter of 2001 to be carried over to 2002.

         The Management's Discussion and Analysis that follows and the other documents incorporated by reference contain forward-looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those stated, including without limitation:

         o Inaccurate projections of new competitive products or technological entries into the market could adversely affect sales forecasts.

         o A lack of acceptance of the Company's products by the market could adversely affect sales projections.

         o Projections of future revenues related to products not yet registered with certain governmental agencies could differ significantly if those registrations are not received in the time periods anticipated.

         o Projections regarding interest rates and changes to those rates could differ significantly from Company projections.

         o The Company receives significant support from its majority owner, VBSA. This support includes product development, research expenditures made that benefit the Company, short-term borrowings, and worldwide distribution of the Company's products.

         o The Company could experience a decrease in the demand for its products, which could result in reduced funding available under the Company's lines of credit.

         Therefore, the Company's actual results could differ materially from such forward-looking statements.

RESULTS OF OPERATIONS

         The results of operations of the Company are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, management evaluates its estimates and judgements, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Management bases its assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

         o The Company records estimated reductions in revenue for product returns. Should a greater proportion of product be returned in later periods than was estimated, additional reductions to revenue may be required.

         o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in impairment in their ability to make payments, additional provisions may be required.

         o The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand is less favorable than management projected, additional write-downs may be required.

         o The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

         o The Company has recorded unearned income related to its distribution agreement with Pfizer. The ability of the Company to recognize this as income is dependent upon the Company obtaining registrations permitting it to sell these products from the appropriate governmental agencies. The Company also will record the income based upon estimates of when the sales of these products will occur. If the registrations are not received in a timely manner or certain other conditions are not met, the Company would be required to repay some or all of the unearned income to Pfizer. In addition, if the actual sales of the products are lower than the initial estimates, the Company would have to reduce future period revenues.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000


        (in thousands of dollars)                          For the Year Ended
                                                              December 31,
                                                          2001              2000
                                                     -------------     -------------
Net revenues                                         $      60,628     $      52,965
Gross profit                                                24,730            22,724
Gross profit %                                                  41%               43%
Operating expenses                                          21,616            19,893
Operating expense %                                             36%               38%
Interest and other (income)                                   (593)             (440)
Income before taxes                                          2,521             2,391
Income tax benefit, (expense)                               (1,211)            1,021
Income before cumulative effect of                           1,310             3,412
accounting change
Cumulative effect of accounting
change                                                                          (469)
Net income                                           $       1,310     $       2,943


Net Revenues

         Sales increased by approximately $7.7 million or 14% for the year ended December 31, 2001 compared with the year ended December 31, 2000 due to increased sales in all segments.

As was previously discussed, the Company had a one-time sales benefit of $1.8 million in 2001 due to changed shipping terms with its customers. The specific net revenues by segment were as follows:


          (in thousands of dollars)          For the Year Ended December 31,
                                              2001         2000        Change
                                           ----------   ----------   ----------
          Veterinary                       $   25,373   $   22,371   $    3,002
          Consumer Brands                      17,422       16,234        1,188
          PMR                                  17,833       14,360        3,473



      o Veterinary net revenues were up due to higher sales of Iverhart Plus, pesticide, and dental products. The Company's parasiticide line of products, which includes Iverhart Plus and pesticides, increased by $2.6 million. Iverhart Plus is the Company's newly registered canine heartworm preventive product and shipments for this product commenced in December 2001. The pesticide increase was due to increased sales in the Company's Preventic product line. The increased Preventic sales occurred due to the introduction of a new product in this line that controls both fleas and ticks and due to increased market share achieved from the existing Preventic products. The dental line of products was up by $1.1 million due to the Company's efforts to increase awareness about the importance of dental hygiene for dogs and cats. These sales were offset by lower sales of dermatology products (down $0.5 million) and nutraceutical products (down $0.2 million). The overall dermatology market is flat due to the availability of better flea and tick control products in the marketplace resulting in fewer skin ailments. The Company expects sales in this segment to slightly improve with several new product introductions, which should increase market share. The nutraceutical product line was revamped in 2001 and, as a result, sales were down. The Company expects sales of this line to grow slightly in 2002.

      o Consumer Brand net revenues were up due to the full year impact of having Pet Tabs for sale in 2001. Pet Tabs were first sold in September 2000. Pet Tab sales were up by $3.0 million for 2001 compared to 2000. All other product lines were down due to weak economic conditions at the retail level. The Company expects retail sales activity to improve somewhat in 2002.

      o PMR net revenues were up primarily due to sales of the Company's recently approved livestock parasiticide product, sold under the trade names of Virbamec or Bovimec.

Gross Profit

         Gross profit increased by $2.0 million or 9%. The gross profit increase was attributable to increased sales partially offset by a lower gross profit percentage. The gross profit as a percentage of net revenues declined from 43% to 41%. The decline in the gross profit percentage was due to the decline in the Consumer Brands segment. As discussed previously, the Company had a one-time gross profit benefit of $0.9 million due to changed shipping terms with its customers. The specific gross profit by segment was as follows:

                                           For the Year Ended December 31,
 (In thousands of dollars)                Gross                          Gross          Dollar
                           2001         Profit %          2000         Profit %         Change
                       ------------   ------------    ------------   ------------    ------------
Veterinary             $     14,140             56%   $     12,353             55%   $      1,787
Consumer Brands               6,501             37%          7,241             45%           (740)
PMR                           4,089             23%          3,130             22%            959


      o Veterinary products' gross profit increased primarily due to increases in sales volume. The Company expects gross profits in this segment to average between 55% and 60%.

      o Consumer Brands gross profit decreased due to higher production costs that were not passed on to the Company's customers. The Company expects the Consumer Brands gross profit percentage to range between 37% and 40% for the next twelve months. The sales volume increase accounted for $0.4 million of the gross profit variance and the decreased gross profit percentage accounted for $1.2 million.

      o PMR gross profit increased due to sales of the livestock parasiticide product, which carries a higher gross profit percentage than is typically earned in this segment. The favorable gross profit percentage for the year contributed $0.2 million to the overall favorable variance. The higher sales volume increased the overall variance by $0.8 million. The Company expects gross profits in this segment to range between 15% and 22%.

Operating Expenses

         Operating expenses have increased $1.7 million or 9% for the year ended December 31, 2001 compared to the year ended December 31, 2000. As a percent of sales, operating expenses decreased to 36% in 2001 compared to 38% in 2000. Research and development expenses increased by $1.7 million for the year due to the Company's efforts to obtain new product registrations from the FDA. In addition, the Company received a reimbursement of research and development costs from VBSA of $0.4 million in 2000 and no such reimbursement in 2001. The Company expects research and development expenses to be approximately 5% to 6% of net revenues for the foreseeable future. Selling, general and administrative costs were also higher by approximately $0.5 million mostly due to costs incurred for the launch of the Company's canine heartworm product, Iverhart Plus. Sales of the canine heartworm product commenced in the fourth quarter of 2001. Warehouse and distribution expenses were down by $0.4 million compared to the prior year. This was achieved by the Company's efforts to continue to manage expenses so that they grow at a slower rate than sales.

Interest Expense and Other Income (Expense)

         Interest expense for the year ended December 31, 2001 and December 31, 2000 was $0.6 million and $1.0 million respectively, primarily due to lower interest rates in 2001. The interest rate on the Company's credit agreement was 4.0% at December 31, 2001 as compared to 9.0% at December 31, 2000.

Taxes

         In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. At December 31, 2001, the Company has available net operating loss carryforwards totaling approximately $4.8 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The tax rate for 2001 was 48% and the Company expects the rate for 2002 to be 40% because the Company will no longer be amortizing goodwill and because of lower anticipated state income tax rates.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

                                                            For the year ended
                (in thousands)                                December 31,
                                                          2000              1999
                                                     -------------     -------------
                                                                       (as adjusted)
                Net revenues                         $      53,728     $      48,906
                Gross profit                                23,099            19,389
                Gross profit %                                43.0%             39.6%
                Operating expenses                          19,918            19,451
                Interest and other expenses                   (440)             (577)
                Income tax benefit                             886                --
                Net income, (loss)                   $       3,627     $        (639)


         The results of operations for the year ended December 31, 2000 include the operations of Virbac, Inc. and Agri-Nutrition for the entire year. For the year ended December 31, 1999 the results of operations include the results of Virbac, Inc. for the entire year and Agri-Nutrition since the date of the merger, March 5, 1999. For purposes of this discussion, 1999 amounts have been adjusted to include Agri-Nutrition for the entire year of 1999. In addition, in the fourth quarter of 2000, the Company was required to implement SAB 101. This discussion (exclusive of the tax benefit) does not reflect the net effect of implementation of SAB 101.

Net Revenues

         Sales of $53.7 million in 2000 reflected an increase of 10% compared to the prior year. Positive factors affecting sales were:

      o The Company's Consumer Brands Division acquired the rights to Pet Tabs (a nutritional supplement for dogs and cats) in September.

      o PMR realized increased volumes due to new products being manufactured for customers.

      o Increased sales of oral hygiene and dermatological products benefited the Veterinary Division for the year.

         These positive factors were somewhat offset by distribution delays in the first quarter caused by the Company's consolidation efforts begun in late 1999.

Gross Profit

         Gross profit percentage increased to 43.0% in 2000 compared to 39.6% in 1999 due in part to the impact of the write-off of $0.8 million of inventory in the fourth quarter 1999. In addition, the Company's gross profit was favorably affected in 2000 by cost-cutting efforts to reduce overhead costs associated with the Company's 1999 facility closure plan. The Veterinary Division in 2000 had gross profit percentage for the year of 55%. For 2000, the Consumer Brands Division had gross profit percentage of 44%. PMR had a gross profit percentage of 22%.

Operating Expenses

         Operating expenses include expenses incurred for sales, marketing, research and development, warehouse and distribution, as well as general and administrative costs. Operating expenses in 2000 were $0.5 million higher than 1999 or a 2% increase. As a percent of sales, the 2000 expenses were 37% compared to 40% for 1999. The decline in this ratio was attributable to the cost-cutting efforts undertaken by the Company in its 1999 facility closure plan. Somewhat offsetting this favorable trend was warehouse and distribution expenses, which were higher in 2000 due to higher sales volumes. In addition, research and development expenses increased by $0.3 million due to the Company's increased efforts to get new products registered with the FDA.

Interest and Other Income

         Interest expense for 2000 was $1.0 million, which represents a $0.4 million increase over 1999. The increase was due to higher borrowing levels during the year and higher interest rates. The higher borrowing levels were due to the increased working capital the Company needed to support its higher sales volumes. The higher interest rates were due to the rising interest rate environment in the overall economy of the United States.

         Other income was $0.6 million for 2000 and there was no other income in 1999. Other income in 2000 included the sale of licensing rights for $0.2 million to a third party for the use of the Company's rodenticide product. In addition, the Company received a settlement related to a class action lawsuit brought against the manufacturers of nutritional supplements of $0.1 million. Finally, the Company received non-recurring royalties and miscellaneous income during 2000 totaling $0.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

FOR YEAR ENDED DECEMBER 31, 2001

         The Company's primary sources of liquidity during 2001 were cash flows from bank borrowings. Net income, recognition of deferred tax expense, and depreciation and amortization generated operating cash flows of $4.1 million, which was offset by use of cash to fund increased accounts receivable. Receivables increased due to the increased sales volume the Company experienced in the fourth quarter 2001 compared to the same period in 2000, and to more liberal payment terms allowed on the sales of the newly registered products. The Company expects to collect the $3.1 million in receivables on these newly registered products by the end of the second quarter 2002.

         The Company expects to meet its operating cash needs in 2002 due to increased cash flow from net income, increased collection of accounts receivable, and better management of inventory.

         Cash used for investing activities were primarily the acquisition of equipment used in the Company's manufacturing operations and the acquisition of product licenses and patents. The Company expects capital expenditures in the future to range between $1.5 million and $2.5 million.

         Cash flows from financing activities in 2001 reflect the activity of the Company's revolving bank line of credit. This line of credit is primarily used to fund working capital needs. The Company paid interest on the advance at 75 basis points below the prime rate then in effect in the United States.

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. In fiscal 2001 and 2000, the Company made milestone payments of $0.5 million and $1.7 million, respectively for such rights. During 2001, the Company entered into an agreement with the third party that eliminated any future milestone payments, reduced the amount of future royalties payable to the third party, and gave the Company ownership of all registrations and rights for the products. In return, the Company will bear the costs to complete the registration process for all future products. The Company expects the costs to complete the registration process for projects in process to total approximately $1.4 million.

         On April 4, 2001, the Company entered into an amendment of its revolving credit facility that extended its expiration date by one year to July 31, 2003 and temporarily increased the facility to $12.1 million. The Company was required to repay $250,000 per month commencing August 31, 2001 until November 30, 2001 when the facility was $11.1 million. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility is $8.0 million. At December 31, 2001, $0.8 million was available under the $11.1 million facility and the interest rate was 4.0%.

         The revolving credit facility contains financial covenants, including requirements to meet tangible net worth and interest coverage ratios, and restricts the payment of dividends. At December 31, 2001, the Company was in compliance with all of these covenants.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them.

         The Company had net issuances of $0.3 million of common stock during 2001. These issuances were primarily related to the Company's Incentive Stock Option Plan that is available to most of the management of the Company.

         The Company expects to be able to fund its fiscal 2002 cash requirements through cash flows from operations and borrowings under the credit agreement. The Company believes that these sources of funds will be sufficient to meet its current debt maturity requirements, licensing fees commitments, and capital expenditure needs.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

         The Company receives significant research and development support from VBSA. VBSA performs most of the initial research to develop certain products and creates most of the documentation needed to file registration applications with the governmental regulatory bodies in the United States. In return, the Company pays a royalty to VBSA when the Company begins to sell the product. As a result, the Company has lower costs to develop and register a product and the Company can get the product to the marketplace sooner than if the Company performed these tasks by itself.

FOR YEAR ENDED DECEMBER 31, 2000

         The Company's primary sources of liquidity during 2000 were cash flows from operations, sales of product licenses, and bank borrowings. Net income and depreciation and amortization generated operating cash flows of $4.7 million, which was partially offset by uses of cash to purchase inventory and to fund increased accounts receivable. The inventory increase was a planned increase of inventory so that product would be available for sale in the first quarter 2001 to meet expected demand resulting from an oral hygiene promotional campaign the Company is undertaking. Receivables increased due to the increased sales volume the Company experienced in the fourth quarter 2000 compared to the same period in 1999.

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

         In 1999, the Company acquired the rights to manufacture and sell products then in development by a third party for a period of 15 years. In fiscal 2000 and 1999, the Company made milestone payments of $1.7 million and $1.0 million, respectively for such rights. See a further discussion concerning this agreement in the liquidity discussion for 2001.

         Cash flows from investing activities were favorably affected by the Pfizer agreement reached in 2000 and were unfavorably affected by the payments to a third party for rights to new products.

         Cash flows from financing activities in 2000 reflect the activity of the Company's bank revolving line of credit. During 2000, VBSA advanced and the Company repaid $1.5 million. The Company paid interest on the advance at the prime rate then in effect in the United States.

         On September 7, 1999, the Company replaced all of its then-existing credit facilities with a three-year $10 million facility that expires on July 31, 2002. In December 1999, the Company obtained a temporary $2.5 million increase to its line of credit to fund acquisition fees related to its acquisition of certain product manufacturing and distribution rights discussed above and to fund working capital increases related to the consolidation of the Company's production facilities. This temporary increase was to be repaid in installments from February to July 2000. Of the remaining $10 million, $7 million is subject to a borrowing formula based upon eligible accounts receivable and inventory and serves as a revolving line of credit. The availability of the remaining $3 million will be reduced by $150,000 per quarter. The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At December 31, 2000, $1.8 million was available under the credit facility, as amended, and the interest rate was prime minus 50 basis points, or 9.00%. A commitment fee, ranging from .25% to 1.25%, is calculated on the unused portion of the facility to be paid quarterly. In addition, a letter of credit commitment fee, ranging from 1% to 1.375%, per annum, based upon financial performance ratios, are calculated for all letters of credit issued up to and including October 31, 1999 and thereafter. At December 31, 2000, there were $200,000 in letters of credit outstanding under the credit facility, issued principally in conjunction with the purchase of inventory.

         The revolving credit facility contains financial covenants, including requirements to meet tangible net worth and interest coverage ratios, and restricts the payment of dividends. At December 31, 2000, the Company was in compliance with all of these covenants.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them.

         The Company had net issuances of $0.5 million of common stock during 2000. These issuances were primarily related to the Company's Incentive Stock Option Plan that is available to most of the management of the Company.

FOR YEAR ENDED DECEMBER 31, 1999

         The Company's primary sources of liquidity were cash flows from operations, proceeds from bank borrowings and cash infusion from VBSA. Although $1.0 million was generated by the Company's operations before depreciation and amortization, operating activities used $3.2 million of cash in 1999 due primarily to an increase in inventory and a reduction to trade payables. Inventory increased for several reasons including: (1) the build-up in inventory prior to commencing the consolidation of the manufacturing and distribution facilities to reduce the interruption of service to customers; (2) low levels of inventory at the beginning of the year, which had created a significant back-order position; and (3) the build-up of inventory by PMR to serve the dealer distribution network. In addition, accounts payable decreased by approximately $1.0 million reflecting more timely payments to vendors and suppliers.

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

         The Company was committed to conduct a public tender offer to purchase up to 1,395,000 of the Company's outstanding common stock at a price of $3.00 per share if, prior to the second anniversary of the merger (March 2001), the closing sale price of the Company's common stock has not reached $3.00 per share for a period of 40 consecutive trading days. Pursuant to the merger agreement, such tender offer, if necessary, would be funded by VBSA's direct purchase from the Company of 1,395,000 shares of common stock at $3.00 per share. However, as of August 4, 2000, the closing price of the Company's stock was $3.00 per share or greater for 40 consecutive trading days, so this tender offer was not required and will not be made.

QUARTERLY EFFECTS AND SEASONALITY

         The results of operations of certain products in the veterinary product line, including Virbac's flea and tick collars, have been seasonal with a lower volume of its sales and earnings being generated during the Company's first and fourth fiscal quarters. The canine heartworm products are expected to have higher sales volumes in the first and second quarters each year.

         The results of operations of the Company's Consumer Brands segment have also been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's fourth quarter.

         Seasonal patterns of PMR's operations are highly dependent on weather, feeding economics, and the timing of customer orders. The livestock pour-on product sales are typically higher in the second and third quarters each year.

NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against these new criteria and no reclassifications were necessary. The Company adopted SFAS No. 141 in 2001.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As a result of this change in accounting rule, the Company will not be amortizing its goodwill and so expenses in future years will be reduced by $0.4 million.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which an alternative course of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company does not anticipate the necessity to record a charge to income or an adjustment to its long-lived assets because of this pronouncement.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

         The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At December 31, 2001, the Company had $10.3 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the twelve-month period ended December 31, 2001, the Company would have experienced additional interest expense of $103,000 for this twelve-month period. This assumes no change in the principal or a reduction of such indebtedness.

ITEM 8. FINANCIAL STATEMENTS

         The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 14(a)(1) and (2) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2001 annual shareholders' meeting.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) LIST OF FINANCIAL STATEMENTS The following is a list of the financial statements included at pages F-1 through F-30 in this Report on Form 10-K:
                  Report of Independent Accountants
                  Report of Independent Public Accountants
                  Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the Years Ended
                    December 31, 2001, 2000, and 1999
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2001, 2000, and 1999
                  Consolidated Statements of Shareholder's Equity for Years
                    Ended December 31, 2001, 2000, and 1999
                  Notes to Consolidated Financial Statements

             (2) LIST OF FINANCIAL STATEMENT SCHEDULES Schedule II - Valuation
                 and Qualifying Accounts and Reserves is furnished. All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b) REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001:

                  None

         (c) LIST OF EXHIBITS The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

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

10.28(m) Third Amendment to Credit Agreement by and between Virbac Corporation,
         PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., and Virbac AH, Inc. and First Bank dated April 4, 2001.

21+      List of subsidiaries

23+      Consent of PricewaterhouseCoopers LLP

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

(l) Filed as exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended December 31, 1999, and incorporated herein by reference.

(m) Filed as exhibit of same number to the Registrant's Form 10-Q for the Fiscal Quarter ended March 31, 2001, and incorporated herein by reference.

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



SIGNATURE                                    TITLE                              DATE
---------                                    -----                              ----
/s/ THOMAS L. BELL                           President, Chief Executive         March 20, 2002
-----------------------------------          Officer, and Director
THOMAS L. BELL                               (Principal Executive Officer)


/s/ JOSEPH A. ROUGRAFF                       Vice President and Chief           March 20, 2002
-----------------------------------          Financial Officer
JOSEPH A. ROUGRAFF                           (Principal Accounting Officer)

/s/ PASCAL BOISSY                            Chairman of the Board              March 20, 2002
-----------------------------------
PASCAL BOISSY

/s/ JEAN NOEL WILLK                          Director                           March 20, 2002
-----------------------------------
JEAN NOEL WILLK

/s/ ERIC MAREE                               Director                           March 20, 2002
-----------------------------------
ERIC MAREE

/s/ ALEC L. POITEVINT, II                    Director                           March 20, 2002
-----------------------------------
ALEC L. POITEVINT, II

/s/ PIERRE PAGES                             Director                           March 20, 2002
-----------------------------------
PIERRE PAGES

                          INDEX TO FINANCIAL STATEMENTS

VIRBAC CORPORATION                                                                                PAGE
                                                                                                  ----
 Report of Independent Accountants...........................................................      F-2

 Consolidated Balance Sheets as of December 31, 2001 and 2000................................      F-3

 Consolidated Statements of Operations for Each of the Three Years Ended

       December 31, 2001.....................................................................      F-4

 Consolidated Statements of Cash Flows for Each of the Three Years Ended

       December 31, 2001.....................................................................      F-5

 Consolidated Statements of Shareholders' Equity for Each of the Three

       Years Ended December 31, 2001.........................................................      F-7

 Notes to Consolidated Financial Statements..................................................      F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To Board of Directors and
Shareholders of Virbac Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Virbac Corporation and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting associated with revenue recognition effective October 1, 2000.

The selected quarterly financial data in Note 14 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to review the quarterly data prior to September 30, 2000 in accordance with standards established by the American Institute of Certified Public Accountants because we believed that the Company's internal control for the preparation of interim financial information did not provide an adequate basis to enable us to complete such a review.

     /s/ PricewaterhouseCoopers LLP
     Fort Worth, Texas
     March 8, 2002

                               VIRBAC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(amounts in thousands except share data)                                                  DECEMBER 31,
                                                                                    2001            2000
                                                                               -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $         477    $         272
   Accounts receivable, net                                                           12,905            7,046
   Accounts receivable - Virbac S. A. and subsidiaries                                 1,170            1,180
   Inventories, net                                                                   13,932           14,490
   Deferred income taxes                                                               2,535            3,273
   Prepaid expenses and other assets                                                   1,338            1,442
                                                                               -------------    -------------
Total current assets                                                                  32,357           27,703

Property, plant and equipment, net                                                    12,659           12,664
Goodwill and other intangible assets, net                                              7,152            6,929
Deferred income taxes                                                                  1,885            2,063
Other assets                                                                             315               29
                                                                               -------------    -------------
   TOTAL ASSETS                                                                $      54,368    $      49,388
                                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and notes payable                         $         600    $         698
   Accounts payable
      Trade                                                                            5,059            4,885
      Virbac S.A.                                                                        982              164
   Accrued property taxes                                                                198              406
   Accrued expenses                                                                    1,597            1,928
                                                                               -------------    -------------
Total current liabilities                                                              8,436            8,081

Long-term debt and notes payable                                                       9,700            6,895
Unearned product license fees                                                          5,395            5,250

Commitments and contingencies (Note 13)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
     22,055,000 and 22,029,000 issued, respectively)                                     221              220
   Additional paid-in capital                                                         34,938           34,670
   Accumulated deficit                                                                (4,217)          (5,527)
                                                                               -------------    -------------
                                                                                      30,942           29,363
   Less:  Treasury stock at cost (28,000 and 54,000 shares, respectively)               (105)            (201)
                                                                               -------------    -------------
                                                                                      30,837           29,162
                                                                               -------------    -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $      54,368    $      49,388
                                                                               =============    =============


         The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

(amounts in thousands except per share data)                             FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                    2001            2000              1999
                                                               -------------    -------------    -------------
Net revenues                                                   $      60,628    $      52,965    $      43,718
Cost of goods sold                                                    35,898           30,241           25,774
                                                               -------------    -------------    -------------
  Gross profit                                                        24,730           22,724           17,944

Operating expenses
   Sales and marketing                                                10,684            8,904            8,272
   General and administrative                                          5,720            6,982            6,833
   Research and development, net of reimbursement                      2,997            1,331              999
   Warehouse and distribution                                          2,215            2,676            1,807
                                                               -------------    -------------    -------------
      Operating expenses                                              21,616           19,893           17,911

Income from operations                                                 3,114            2,831               33

Other income (expense)
   Interest expense                                                     (596)          (1,005)            (577)
   Other                                                                   3              565
                                                               -------------    -------------    -------------

Income, (loss) before income tax (expense), benefit                    2,521            2,391             (544)


Income tax (expense), benefit                                         (1,211)           1,021
                                                               -------------    -------------    -------------

Income, (loss) before cumulative effect
of accounting change                                                   1,310            3,412             (544)

Cumulative effect of accounting change                                                   (469)
                                                               -------------    -------------    -------------
Net income, (loss)                                             $       1,310    $       2,943    $        (544)
                                                               =============    =============    =============

Earnings per share before cumulative effect
   Basic income, (loss) per share                              $        0.06    $        0.16    $       (0.03)
                                                               =============    =============    =============
   Diluted income, (loss) per share                            $        0.06    $        0.15    $       (0.03)
                                                               =============    =============    =============

Cumulative effect per share
   Basic loss per share                                        $                $       (0.02)   $
                                                               =============    =============    =============
   Diluted loss per share                                      $                $       (0.02)   $
                                                               =============    =============    =============

Earnings per share
   Basic income, (loss) per share                              $        0.06    $        0.14    $       (0.03)
                                                               =============    =============    =============
   Diluted income, (loss) per share                            $        0.06    $        0.13    $       (0.03)
                                                               =============    =============    =============

Basic shares outstanding                                              22,038           21,376           19,677
                                                               =============    =============    =============
Diluted shares outstanding                                            22,558           22,133           19,677
                                                               =============    =============    =============


         The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


(amounts in thousands)                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                  2001            2000            1999
                                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:

Net income, (loss)                                                            $      1,310    $      2,943    $       (544)

Adjustments to reconcile net income, (loss) to net cash provided by,
    (used in) operating activities:
      Depreciation and amortization                                                  1,640           1,753           1,509
      Tax benefit realized by reversal of valuation allowance                                       (1,051)
      Recognition of deferred tax expense                                            1,189
      Issuance of stock to directors as compensation                                    21              72
      Loss on disposal of assets                                                       103              25               8
      Changes in operating assets and liabilities,
        net of the effects of the merger:
      (Increase) decrease in accounts receivable, net                               (5,849)         (2,245)            619
      (Increase) decrease in inventories, net                                          558            (717)         (3,091)
      (Increase) decrease in prepaid expenses and other                                104            (523)            353
      Increase (decrease) in accounts payable                                          992             693          (1,048)
      Increase (decrease) in accrued expenses                                         (539)           (389)             12
                                                                              ------------    ------------    ------------
Net cash provided by, (used in) operating activities                                  (471)            561          (2,182)
                                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                           (1,331)         (1,110)           (505)
Purchase of Agri-Nutrition Group Limited, net
   of cash acquired                                                                                                   (644)
Acquisition of licensing rights                                                       (628)         (1,700)         (1,000)
Receipt of product license fees                                                        150           5,250
Other                                                                                 (294)           (146)            (70)
                                                                              ------------    ------------    ------------
Net cash provided by, (used in) investing activities                                (2,103)          2,294          (2,219)
                                                                              ------------    ------------    ------------

FINANCING ACTIVITIES:

Proceeds from long-term debt and notes payable                                      13,816          18,740           2,500
Repayment of long-term debt and notes payable                                      (11,109)        (22,009)         (8,783)
Advance from Virbac S.A.                                                                             1,500
Repayment to Virbac S.A.                                                                            (1,500)
Cash infusion by Virbac S.A. in connection with
   the purchase of Agri-Nutrition Group Limited                                                                     13,750
Reissuance of treasury shares                                                           32             101
Issuance of common stock                                                                40             631
Purchase and retirement of shares                                                                     (277)         (3,247)
                                                                              ------------    ------------    ------------
Net cash provided by, (used in) financing activities                                 2,779          (2,814)          4,220
                                                                              ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                                       205              41            (181)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         272             231             412
                                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $        477    $        272    $        231
                                                                              ============    ============    ============



         The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------
(amounts in thousands)                         2001            2000             1999
                                           -------------   -------------   -------------
Cash paid for interest                     $         598   $       1,009   $         593
Cash paid for income taxes                            78              --              --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

         During 2000, the Company determined that due to the profit realized in 2000 and the expectation of future profits, the valuation allowance for deferred tax assets was no longer necessary. Accordingly, the valuation allowance was reversed in the quarter ended December 31, 2000, and a non-cash tax benefit of $1.1 million was recorded and goodwill from the merger, described below, was reduced by $4.3 million.

         On March 5, 1999, Agri-Nutrition Group Limited ("AGNU") consummated a merger with Virbac, Inc., a Delaware corporation and indirect subsidiary of Virbac S. A., a French corporation, pursuant to which (i) Virbac received a cash infusion from VBSA of approximately $13.7 million plus a contribution of $2.0 million of intercompany debt that was recapitalized to Virbac, Inc.'s equity,
(ii) AGNU issued 12.6 million shares of its common stock to a subsidiary of VBSA and (iii) Virbac was merged with and into AGNU, with AGNU being the surviving entity and VBSA its controlling stockholder (see Note 1). Because VBSA, the parent of Virbac, received 60% of the voting equity of the Company, Virbac is considered to be the acquirer for financial statement purposes. Therefore, Virbac has accounted for the merger as a purchase of AGNU.

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination, or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Accordingly, 0 and 606,000 shares were issued to VBSA in 2001 and 2000, respectively. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

         In each of September 1999 and 2000, the Company repaid debt in the amount of $51,000 by issuing 37,000 shares and 13,000 shares, respectively of the Company's common stock.


         The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

(amounts in thousands)                         COMMON STOCK                                                TREASURY STOCK
                                           ----------------------                              -----------------------------------
                                                                    Additional
                                            Number         Par        Paid In    Accumulated    Number
                                           of Shares      Value       Capital      Deficit     of Shares      Amount        Total
                                           ---------    ---------   ----------   -----------   ---------    ---------    ---------
Balance at end 1998                           12,581    $     126    $   8,284    $  (6,520)                             $   1,890

Cash infusion by VBSA in connection with
the merger                                                              13,750                                              13,750

Debt payable to VBSA recapitalized
as equity                                                                2,000                                               2,000

Purchase of AGNU                               9,387           94       11,638                                              11,732

Shares issued to directors                         8                         9                                                   9

Purchase and retirement of shares
pursuant to mandatory tender offer            (1,000)         (10)      (1,620)      (1,406)                                (3,036)

Purchase of treasury shares                                                                           80         (210)        (210)

Shares to retire debt                                                      (62)                      (37)         112           50

Net loss                                                                               (544)                                  (544)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at end 1999                           20,976          210       33,999       (8,470)          43          (98)      25,641

Issuance for stock compensation plans            400            4          627                                                 631

Shares issued to directors                        34                        71                                                  71

Purchase of treasury shares                                                                           79         (277)        (277)

Issuance for stock compensation plans                                      (72)                      (68)         174          102

Shares issued to retire debt                      13                        51                                                  51

Shares issued to VBSA under anti-
dilution provisions of merger
agreement                                        606            6           (6)

Net income                                                                            2,943                                  2,943
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance at end 2000                           22,029          220       34,670       (5,527)          54         (201)      29,162

Shares issued to directors                                                                            (6)          21           21

Issuance for stock compensation plans             26            1           (4)                      (20)          75           72

Income tax benefit from stock option
exercises                                                                  272                                                 272

Net income                                                                            1,310                                  1,310
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance at end 2001                           22,055    $     221    $  34,938    $  (4,217)          28    $    (105)   $  30,837
                                           =========    =========    =========    =========    =========    =========    =========


         The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, dental, and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, Mardel, Pet Tabs and Francodex brand names.

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a wholly owned subsidiary of Virbac S. A., a French veterinary pharmaceutical manufacturer, and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. Pursuant to the merger agreement dated October 16, 1998 (the "Merger Agreement"), the merger was completed by the following series of transactions:
(i) VBSA contributed a total of $15.7 million to Virbac, Inc. consisting of $13.7 million in cash and $2.0 million in intercompany debt recapitalized as equity; (ii) AGNU issued 12.6 million shares of AGNU stock to Interlab S.A.S., a wholly owned subsidiary of VBSA ("VBSA sub"); and (iii) Virbac, Inc. merged with AGNU with AGNU being the surviving entity and VBSA its majority stockholder. The name of the surviving entity was then changed to Virbac Corporation.

2.       THE MERGER

         As discussed in Note 1, the Company is the combination of Virbac, Inc. and AGNU, the merger of which has been accounted for as a purchase of AGNU by Virbac, Inc. The purchase price of $13.0 million assigned to the transaction is the market value of the outstanding common stock shares of AGNU at the time of the merger announcement (9.4 million shares of AGNU at $1.25 per share, or $11.7 million) plus the direct acquisition cost incurred by Virbac, Inc. The purchase price has been allocated to the acquired assets and liabilities based on estimated fair market values as follows ($000's).


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

         The deferred tax assets at December 31, 1999 were evaluated for recoverability in the future. Based on this review, it was determined that due to the Company's history of losses, the recoverability of those assets was not assured and so a valuation allowance was recorded for the entire amount of the deferred tax assets. During 2000, the Company adjusted its deferred tax assets increasing them by $3.8 million and recognized a corresponding increase in the valuation

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

allowance. Also during 2000, the Company determined that recoverability was more likely than not and the valuation allowance was reversed. Of the reversal, $4.3 million relating to deferred tax assets of AGNU at the merger date is recognized in the financial statements as a reduction to goodwill created by the merger, not as an income tax benefit.

         The acquisition was accounted for as a purchase and the results of the operations of AGNU have been included in the Company's consolidated financial statements only since the date of the merger, March 5, 1999. The unaudited Consolidated Statements of Operations data are presented below on a pro forma basis as though the merger had occurred as of the beginning of 1999. Adjustments to net loss include a reduction in interest expense to reflect a contribution of $15.7 million from Virbac S.A., which was primarily used to reduce debt.


                              PRO FORMA INFORMATION
               (unaudited, and in thousands except per share data)


                                                             FOR THE YEAR ENDED
                                                             DECEMBER 31, 1999
                                                             ------------------
         Net sales                                                $      48,906
         Net loss                                                         1,043
         Basic and diluted loss per share                                   .05

         Also, pursuant to the Merger Agreement, in April 1999, the Company commenced a public tender offer to purchase 1.0 million shares of the Company's outstanding common stock for $3.00 per share (the "Mandatory Tender Offer"). The shares issued to VBSA sub as part of the merger were excluded from this tender offer. Although these treasury shares were not formally retired by the Board of Directors until January 2000, they are deemed to have been constructively retired when purchased. Following the Mandatory Tender Offer, VBSA controls approximately 61% of the outstanding common stock of the Company. In addition, if prior to the second anniversary of the merger, the closing sale price of the Company's common stock had not reached $3.00 per share for 40 consecutive trading days, the Company would conduct another public tender offer to purchase up to 1.4 million shares of the Company's outstanding common stock at a price of $3.00 per share. Pursuant to the Merger Agreement, such tender offer would be funded by VBSA's direct purchase from the Company of 1.4 million shares of unissued common stock at a price of $3.00 per share. As of August 4, 2000, the closing price of the Company's stock was $3.00 per share or greater for 40 consecutive days so this tender offer was not required and was not made.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

         ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         REVENUE RECOGNITION

                  The Company recognizes revenue when the risks of ownership have transferred to the Company's customers. See the discussion in Note 4 regarding a change in accounting principle in 2000.

                  Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

                  Accounts receivable consists of the amounts estimated to be collectible on sales, after allowance for uncollectible amounts based on historical experience. At December 31, 2001 and 2000, the allowance for uncollectible accounts was $106,000 and $101,000, respectively.

         CASH AND CASH EQUIVALENTS

                  For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time, the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks in excess of funds on deposit are classified as accounts payable in the amounts of $1.1 million and $1.3 million at December 31, 2001 and December 31, 2000, respectively.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         CONCENTRATION OF CREDIT RISK

                  The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary buying group represent the Company's largest group of customers and accounted for approximately 12% of net sales in 2001 and 2000. Accounts receivable outstanding to this same buying group at years ended December 31, 2001 and December 31, 2000 were approximately $3.8 million and $1.8 million, respectively.

         RELATIONSHIP WITH SUPPLIERS

                  The Company purchases certain chemical materials from multiple suppliers including VBSA, for which alternative suppliers also exist and are adequate. However, certain chemical materials are governmentally regulated or are proprietary in nature, and the Company's ability to procure such chemical materials is limited to those suppliers with regulatory or proprietary rights. The Company considers its relationships with its primary suppliers to be strong.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  For purposes of financial reporting, the Company has determined that the fair value of the Company's debt approximates book value at December 31, 2001 and 2000, based on terms currently available to the Company in financial markets.

         INVENTORIES

                  Inventories are stated at the lower of average cost or market, which approximates the first-in, first-out method. Inventoriable costs include materials, direct labor, and manufacturing overhead. Inventories are stated net of a reserve for estimated excess and obsolete inventory.

         PROPERTY, PLANT AND EQUIPMENT

                  Property, plant, and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals, and betterments are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any profit or loss on dispositions credited or charged to income.

                  The Company provides for depreciation by charging amounts sufficient to amortize the cost of the properties over their estimated useful lives. The straight-line method of depreciation is utilized for substantially all asset categories.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


                  A summary of estimated useful lives used in computing depreciation for financial statement reporting is as follows:

                                                                                   Estimated
                                                                                   Useful life
                                                                                   -----------
         Building and leasehold improvements                                       5-39 years
         Production equipment                                                       5-7 years
         Furniture, computer equipment and software, and fixtures                   3-7 years

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

                  The carrying value of goodwill and other intangible assets is assessed for recoverability by management based on an analysis of future expected undiscounted cash flows from the underlying operations of the Company when there is an indication that the carrying amounts may not be recoverable. To the extent expected future discounted cash flows are less than the carrying value of goodwill and other intangible assets, a write-down to the extent of such shortfall may be recognized. Management believes that there has been no impairment as of December 31, 2001.

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

         ADVERTISING EXPENSE

                  Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 2001, 2000, and 1999 was $2.4 million, $1.5 million, and $1.8 million, respectively. Prepaid expenses at December 31, 2001 and December 31, 2000 include deferred advertising costs of $0.3 million, which will be expensed during the quarterly period that advertising first takes place.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


         FREIGHT TO CUSTOMERS

                  During fiscal 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Costs." The Company has chosen to adopt this standard in the fourth quarter. Freight and handling expense for 2001, 2000, and 1999 was $1.5 million, $1.2 million, and $1.2 million, respectively, and is classified as warehouse and distribution expense.

         RESEARCH AND DEVELOPMENT EXPENSES, NET OF REIMBURSEMENT

                  Research and development costs are charged to expense when incurred. In 1999, the Company entered into a contract with VBSA to perform research and development services for specific products to be launched in 2001. For 2000 and 1999, the Company was reimbursed $400,000 and $315,000, respectively, by VBSA for services performed in those years, and research and development costs as presented in the accompanying statement of operations were reduced by such reimbursement. Beginning in 2001, the Company will be responsible for all such costs.

         INCOME TAXES

                  The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Under the liability method, deferred taxes are recognized for the estimated future tax effects attributable to temporary differences between the book and tax basis of assets and liabilities, as well as carryforward items. These tax effects are measured based on provisions of enacted tax laws. The classification of any net deferred tax assets and/or liabilities (i.e., current or non-current) will be based primarily on the classification of the related assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

                  For fiscal 2001, 2000, and 1999, the number of weighted average shares and potential common shares is as follows:

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


(amounts in thousands)
                                                                     YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2001           2000            1999
                                                          ------------   ------------   ------------
Weighted average shares - basic                                 22,038         21,376         19,677
Potential common shares
       Stock options                                               144            309             17
       VBSA under antidilution provisions of
             merger agreement                                      376            448
       Debt payable in stock                                                                      63
                                                          ------------   ------------   ------------
Total weighted average common and
      potential common shares - diluted                         22,558         22,133         19,757
                                                          ============   ============   ============


                  For the year 1999, the potential common shares have not been included in the computation of diluted EPS because to do so would have been anti-dilutive.

         PREFERRED STOCK

                  The Company's Board of Directors may, without further action by stockholders, from time-to-time direct the issuances of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences, and limitations of each series. No shares of preferred stock have been issued as of December 31, 2001.

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

                  The former owners of PMR, Zema, and St. JON have indemnified the Company from environmental claims resulting from any liabilities or obligations arising from events occurring prior to the acquisitions of these three companies, which the Company did not expressly assume. The Company has been notified by certain state agencies of non-compliance with certain state and federal environmental regulations. However, management believes that the resolution of these issues will have no material effect on the Company's financial position, cash flows, or results of operations.

         EMPLOYEE STOCK-BASED COMPENSATION

                  Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), allows companies to use the fair value method defined

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         in the statement or to continue use of the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25). The Company will continue to use the provision of APB 25 in determining net income.

         NEW ACCOUNTING STANDARDS

                  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against these new criteria and no reclassifications were necessary. The Company adopted SFAS No. 141 in 2001.

                  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As a result of this change in accounting rule, the company will not be amortizing its goodwill and so expenses in future years will be reduced by $0.4 million.

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company does not anticipate the necessity to record a charge to income or an adjustment to its long-lived assets because of this pronouncement.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


4.       CHANGE IN ACCOUNTING PRINCIPLE

                  On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Income for the year ended December 31, 2000. The net effect for fiscal 2000 of this change was to reduce sales by $763,000, and diluted earnings per share by $0.02. The pro forma amount for 1999 is not determinable due to the unavailability of the accounting records. During 2001, the Company changed its shipping terms with its customers so that ownership transferred at the time of shipment.

5.       INVENTORIES

         Inventories consist of the following:

         (amounts in thousands)                                             DECEMBER 31,
                                                                    ------------------------------
                                                                        2001              2000
                                                                    -------------    -------------
         Raw materials                                              $       7,437    $       7,512
         Finished goods                                                     6,940            7,385
                                                                    -------------    -------------
                                                                           14,377           14,897
         Less - reserve for excess and obsolete inventories                  (445)            (407)
                                                                    -------------    -------------
                                                                    $      13,932    $      14,490
                                                                    =============    =============


6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                                  DECEMBER 31,
                                                         ------------------------------
         (amounts in thousands)                              2001              2000
                                                         -------------    -------------
         Land                                            $       3,380    $       3,405
         Building and leasehold improvements                     7,593            6,964
         Production equipment                                    5,273            5,424
         Furniture and fixtures                                    840              587
         Computer equipment and software                         1,234              924
                                                         -------------    -------------
                                                                18,320           17,304
         Less-accumulated depreciation                          (5,661)          (4,640)
                                                         -------------    -------------
                                                         $      12,659    $      12,664
                                                         =============    =============

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         In 2001, 2000, and 1999, depreciation expense was $1.2 million, $1.2 million, and $1.1 million, respectively.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets consist of the following:

                                                                DECEMBER 31,
                                                       ------------------------------
         (amounts in thousands)                             2001             2000
                                                       -------------    -------------
         Goodwill                                      $       6,363    $       6,363
         Patents, licenses, trademarks and other               4,305            3,677
                                                       -------------    -------------
                                                              10,668           10,040
         Less-accumulated amortization                        (3,516)          (3,111)
                                                       -------------    -------------
                                                       $       7,152    $       6,929
                                                       =============    =============

         See Note 11 for a discussion of the reduction of goodwill in 2000 relating to the AGNU acquisition. See Note 13 for discussion of the acquisition of licensing rights in 2001 and 2000. In 2001, 2000, and 1999, amortization expense was approximately $0.4 million, $0.6 million, and $0.4 million, respectively.

8.       LONG-TERM DEBT AND NOTES PAYABLE

                                                                                     DECEMBER 31,
                                                                               ------------------------
         (amounts in thousands unless otherwise noted)                            2001          2000
                                                                               ----------    ----------
Revolving credit facility with a financial institution up to $11.1 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon financial performance (4.00%, as of
December 31, 2001).                                                            $   10,300    $    7,495

Note payable dated September 25, 1997, interest at prime, due in annual installments of $0.1 million, plus accrued interest, paid in full
during 2001.                                                                                         98

                                                                               ----------    ----------
                                                                                   10,300         7,593
Less current portion                                                                 (600)         (698)
                                                                               ----------    ----------
                                                                               $    9,700    $    6,895
                                                                               ==========    ==========


         On April 4, 2001, the Company entered into an amendment of its revolving credit facility that extended its expiration date by one year to July 31, 2003 and temporarily increased the facility to $12.1 million. The Company was required to repay $250,000 per month commencing August 31, 2001 until November 30, 2001 when the facility was $11.1 million. Beginning

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility is $8.0 million. At December 31, 2001, $800,000 was available under the $11.1 million facility and the interest rate was 4.00%.

         The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 75 basis points. At December 31, 2001, the Company is paying prime minus 75 basis points (4.00%). A commitment fee, ranging from .25% to 1.25%, is calculated on the unused portion of the facility to be paid quarterly. In addition, a letter of credit commitment fee, ranging from 1% to 1.375%, per annum, based upon financial performance ratios, are calculated for all letters of credit issued up to and including October 31, 1999, and thereafter. At December 31, 2000, there was $200,000 in letters of credit outstanding under the credit facility, issued principally in conjunction with the purchase of inventory.

         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At December 31, 2001, the Company was in compliance with all covenants.

         No interest was capitalized for the three years in the period ended December 31, 2001.

9.       COMMON STOCK TRANSACTIONS

         During 2000, the Company issued 13,000 shares of stock to retire $51,000 of debt. In addition, under certain antidilution provisions of the merger agreement, the Company issued 606,000 shares of common stock to Interlab SAS. Also during 2000, the Company issued 34,000 shares of common stock to certain directors as part of their compensation for serving on the Company's Board of Directors. The Company had several treasury stock transactions related to the issuance and purchase of shares of stock associated with the activity of its Incentive Stock Option Plan and for compensation to directors.

10.      STOCK OPTIONS

         The Company has a Reload Option and Exchange Exercise Plan (the Reload
Plan), which permits employees holding options to elect, in accordance with terms of the Reload Plan, to pay the exercise price of such options by surrendering shares of the Company's common stock already owned by the employee. The shares surrendered are valued at the reported closing market price of the Company's common stock on the date that the employee provides the notice of intent to exercise the option and surrenders the shares in payment of the exercise price. The Reload Plan also provides for the issuance to the employee of a new option to acquire the number of shares of the Company's common stock surrendered in the option exercise with an exercise price per share equal to the per-share valuation applicable to the shares surrendered. There are 200,000 shares reserved for issuance under the Reload Plan. During 2000, 37,000 options were granted under this plan to an employee/director.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years. At December 31, 2001, a total of 1,900,000 shares were reserved for issuance under the plans.

         A summary of the Reload and Incentive Stock Option Plans' activity for the years shown is as follows:

                                                         WEIGHTED AVERAGE
                                             OPTIONS      EXERCISE PRICE
                                           ------------   ---------------
         Balance at December 31, 1998                 0    $       0.00

         AGNU options from merger             1,995,750            1.41
         Granted                                245,000            1.32
         Forfeited and cancelled               (217,500)           1.53
         Expired                               (945,500)           1.12
                                           ------------
         Balance, December 31, 1999           1,077,750            1.64

         Granted                                150,953            3.08
         Exercised                             (468,334)           1.56
         Forfeited and cancelled               (144,166)           2.48
                                           ------------
         Balance, December 31, 2000             616,203            1.85

         Granted                                212,812            3.43
         Exercised                              (46,066)           1.60
         Forfeited and cancelled                (36,000)           2.69
                                           ------------
         Balance, December 31, 2001             746,949    $       2.26
                                           ============


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

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

(amounts in thousands except per share data)                             DECEMBER 31,
                                                          ---------------------------------------------
                                                              2001            2000            1999
                                                          -------------   -------------   -------------
Net Income, (loss) as reported                            $       1,310   $       2,943   $        (544)
Pro forma net income, (loss)                                      1,102           2,813            (597)

Basic income, (loss) per share as reported                          .06             .14           (0.03)
Diluted income, (loss) per share as reported                        .06             .13           (0.03)
Pro forma basic income, (loss) per share                            .05             .13           (0.03)
Pro forma diluted income, (loss) per share                          .05             .13           (0.03)

Weighted average fair value of options granted            $        2.83   $        2.43   $        0.68

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: For grants in fiscal 2000, a weighted average risk free interest rate of 5.11%; weighted average expected volatility of 104.92%; no dividends and an expected life of five years. For grants in fiscal 2001, a weighted average risk free interest rate of 5.17%; weighted average expected volatility of 95.84%; no dividends and expected life of seven years. FAS 123 does not require pro forma disclosure of the effect of options and warrants granted in years prior to fiscal 1996. The pro forma effect of compensation costs using the fair value based method is not indicative of future amounts when the new method will apply to all outstanding option and warrant grants.

         The following table summarizes information for stock options outstanding and exercisable at December 31, 2001:

                                                  WEIGHTED AVERAGE                    EXERCISABLE
                                           -------------------------------  ------------------------------
  RANGE OF EXERCISE             NUMBER                                         NUMBER      WEIGHTED AVERAGE
       PRICE                 OUTSTANDING   REMAINING LIFE   EXERCISE PRICE   OUTSTANDING    EXERCISE PRICE
-------------------------   -------------  --------------   --------------  -------------  ---------------
$0.98 - $1.47                     182,600       7.0 years   $        1.34         133,599   $        1.35
$1.47 - $1.96                     240,084       4.6 years   $        1.57         237,084   $        1.57
$1.96 - $4.90                     324,265       8.7 years   $        3.30          61,865   $        3.29
                            -------------   -------------   -------------   -------------   -------------
                                  746,949       7.0 years   $        2.26         432,548   $        1.75

11.      INCOME TAXES

         The Company has recognized a net income tax provision, (benefit) as follows:

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


(amounts in thousands)                2001            2000
                                 -------------   -------------
Current
   Federal                       $          13   $          30
   State
                                             9
                                 -------------   -------------
Total Current                               22              30

Deferred
   Federal                                 949            (985)
   State                                   240             (66)
                                 -------------   -------------
Total Deferred                           1,189          (1,051)
                                 -------------   -------------
Total                            $       1,211   $      (1,021)
                                 =============   =============


         During 2000, the Company adjusted its deferred tax assets increasing them by $3.8 million and recognized a corresponding increase in the valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                (amounts in thousands)                                  DECEMBER 31,
                                                                    2001           2000
                                                               -------------   -------------
                Deferred tax assets:
                    Tax in excess of book goodwill             $       2,200   $       2,466
                    Net operating loss carryforwards                   1,748           2,079
                    Inventory                                            169             606
                    Other accruals and reserves                          553             534
                    Federal tax credits                                  101              92
                                                               -------------   -------------
                Total deferred tax assets                              4,771           5,777

                Deferred tax liabilities:
                    Tax in excess of book depreciation                   315             441
                    Other                                                 36
                                                               -------------   -------------
                Total deferred tax liabilities                           351             441

                Total net deferred tax assets                  $       4,420   $       5,336
                                                               =============   =============

         The valuation allowance for net deferred tax assets decreased by $6.2 million in 2000. Of this amount, $4.3 million, relating to deferred tax assets of AGNU at the date of the merger is recognized in the financial statements as a reduction to the goodwill created by the merger, not as an income tax benefit. The remaining $1.9 million of such decrease in the valuation allowance relates to Virbac, Inc. and Virbac Corporation and was recognized in the financial statements as an income tax benefit netted against income tax expense of $0.9 million. The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

results in 2001 and beyond. The Company has available net operating loss carryforwards totaling approximately $4.8 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

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

         The 2001 expense and 2000 benefit for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:


              (amounts in thousands)                                    YEAR ENDED DECEMBER 31,
                                                                       ------------------------
                                                                          2001          2000
                                                                       ----------    ----------
              Tax expense at statutory rates                           $      857    $      654
              Adjustment due to:
                    Change in valuation allowance                                        (1,930)
                    Non-deductible goodwill                                   100           177
                    State income taxes net of federal benefit                 117           109
                    Other                                                     137           (31)
                                                                       ----------    ----------
              Income tax expense, (benefit)                            $    1,211    $   (1,021)
                                                                       ==========    ==========


12.      EMPLOYEE SAVINGS PLAN

         The Company sponsors three 401(k) savings plans (the Plans). Former employees of Virbac, Inc. participate in one plan, non-union former employees of AGNU participate in a separate plan, and union employees of PMR participate in a third plan. Substantially all employees of the Company may participate in one of the Plans, subject to certain eligibility and entry requirements. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% or 20% of the employees' salaries, depending upon the Plan. The Plans permit various employer contributions. Employer contributions were approximately $280,000, $123,000, and $175,000, for 2001, 2000, and 1999, respectively.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


13.      COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases facilities and certain machinery under non-cancelable operating leases that expire at various dates through December 2005 and have renewal options ranging from 1 to 5 years. Future lease payments under non-cancelable operating leases as of December 31, 2001, are as follows ($000's):

                2002                                         $          326
                2003                                                    296
                2004                                                    253
                2005                                                    157
                2006                                                      4
                                                             --------------
                TOTAL MINIMUM LEASE PAYMENTS                 $        1,036
                                                             ==============


         Total rent expense under operating leases was $438,000, $401,000, and $163,000, in fiscal years 2001, 2000, and 1999, respectively.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products then in development by a third party for a period of 15 years. In fiscal 2001, 2000, and 1999, the Company made milestone payments of $0.5 million, $1.7 million, and $1.0 million, respectively for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company was committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products and the Company's future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimates those costs to be approximately $1.4 million and they will be recorded as research and development expense. The Company began to amortize its payments to the third party over the period of expected future benefit in the fourth quarter of 2001.

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

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

LITIGATION

         The Company is subject to certain litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes that the final outcome of any current litigation or claim will not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

REGULATORY AND ENVIRONMENTAL MATTERS

         The Company is subject to certain rules and regulations of various governmental regulatory bodies. The Company believes that it is in compliance with these rules and regulations.

ADJUSTMENT OF THE MERGER SHARES

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination, or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of December 31, 2001, 279,000 pre-merger options were outstanding. In 2001, 20,000 pre-merger options were exercised. However, since these shares were reissued from treasury, no shares were issued to VBSA. In the future and to the extent available, no shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

14.      SELECTED QUARTERLY DATA (UNAUDITED)

         The table below details quarterly results for each quarter for the last two years. The Company's independent accountants have not reviewed the Company's unaudited quarterly financial statements for any period prior to September 30, 2000. The data for the year ended December 31, 2000 has been restated to reflect the change in accounting principle as described in Note 4.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


                                                                   First          Second          Third           Fourth
     (amounts in thousands)                                       Quarter         Quarter         Quarter         Quarter
     2000:
     Sales                                                      $     12,313    $     13,232    $     13,829    $     13,591
     Gross Profit                                                      5,136           5,804           5,973           5,811
     Income before cumulative effects                                    471             480           1,090           1,371
     Net income                                                            2             480           1,090           1,371

     Basic Earnings per share                                   $       0.00    $       0.02    $       0.05    $       0.06
     Diluted earnings per share                                 $       0.00    $       0.02    $       0.05    $       0.06

     Reconciliation of previously reported quarterly amounts:
     Sales before SAB 101 change                                $     13,354    $     13,780    $     14,332    $     12,261
     SAB 101 change                                                   (1,041)           (548)           (503)          1,330
                                                                ------------    ------------    ------------    ------------
     Sales after SAB 101 change                                 $     12,313    $     13,232    $     13,829    $     13,591
                                                                ============    ============    ============    ============

     Gross Profit before SAB 101 change                         $      5,629    $      6,183    $      5,905    $      5,382
     SAB 101 change                                                     (493)           (379)             68             429
                                                                ------------    ------------    ------------    ------------
     Gross Profit after SAB 101 change                          $      5,136    $      5,804    $      5,973    $      5,811
                                                                ============    ============    ============    ============

     Income before SAB 101 change                               $        931    $        841    $      1,006    $        985
     SAB 101 change                                                     (460)           (361)             84             386
     Income before cumulative effect of accounting change
                                                                         471             480           1,090           1,371
     Cumulative effect of accounting change                             (469)
                                                                ------------    ------------    ------------    ------------
     Net income after SAB 101 change                            $          2    $        480    $      1,090    $      1,371
                                                                ============    ============    ============    ============

     2001:
     Sales                                                      $     14,987    $     15,974    $     14,695    $     14,972
     Gross Profit                                                      5,960           6,550           6,177           6,043
     Income before cumulative effects                                    581             497             206              26
     Net income                                                          581             497             206              26

     Basic and diluted earnings per share                       $       0.03    $       0.02    $       0.01    $       0.00


15.      FACILITY CLOSURES

         During 1999, and in conjunction with the merger, the Company assessed, formulated, and announced plans to consolidate its manufacturing and distribution operations. Under the plan, which was completed prior to the end of 1999, all pet product distribution operations were transferred from AGNU's Chicago, Illinois, and Los Angeles, California facilities to the Company's larger Fort Worth, Texas facility. All manufacturing and distribution operations, which had been carried out at the Chicago facility, ceased, and such operations were transferred to other existing Company facilities. In addition, manufacturing and distribution operations related to the majority of products previously produced at the Los Angeles facility were

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

transferred to the Fort Worth facility, with only certain production and marketing activities remaining in California.

         The cost to close the Chicago facility comprised mostly of severance costs and future lease obligations, and relocation costs for certain key members of the manufacturing team were approximately $350,000. The severance costs were paid as of December 31, 1999 and the lease obligation was paid in fiscal 2000. These costs are included in the purchase price allocation of the merger.

16.      RELATED PARTY TRANSACTIONS

         The Company purchased raw materials and finished goods from VBSA and its related affiliates in the amount of $2.5 million, $1.1 million, and $1.8 million in 2001, 2000, and 1999, respectively. The Company had sales to VBSA and its related affiliates in the amounts of $1.2 million, $1.2 million, and $0.2 million in 2001, 2000, and 1999, respectively.

         In 2000 and 1999, the Company was reimbursed $400,000 and $315,000, respectively by VBSA for obtaining U. S. registration and internal and external research and development costs that were incurred on behalf of VBSA. During 1999, the Company entered into an agreement with VBSA, giving the Company the exclusive U.S. and Canadian rights to manufacture and sell products currently in development and previously developed by VBSA. Beginning in 2001, the Company paid VBSA a royalty ranging from 3% to 6% on VBSA-developed products sold by the Company. In 2001, those royalties totaled $0.2 million.

         During 2000, the Company rented the land and building at the Company's Harbor City, California facility from the former owner of St. JON and the former president of the Company's Consumer Brands Division. The lease, as amended, expired in August 2000 and the Company exercised an option to extend the term for an additional five years. Rent expense under this agreement was $167,000 in 2000. Subsequent to December 31, 2000, the building was sold to an unrelated third party.

         In 1999, the Company entered into an agreement with VBSA appointing VBSA as its exclusive distributor for its pet health care products outside of the U.S. and Canada.

17.      SEGMENT AND RELATED INFORMATION

         The Company has three reportable segments. The Veterinary segment manufactures and distributes pet health products mainly to veterinarian offices. The Consumer Brands segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market. PMR manufactures and distributes animal health and specialty chemicals under private label brands and for third parties.

         Each segment uses the accounting policies described in Note 3. In evaluating segment performance (excluding PMR), management focuses on income from operations excluding

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

depreciation, amortization, interest, other expenses, (income), and taxes. All intercompany sales and transfers between segments are at cost. Such sales are eliminated in consolidation. Total assets are monitored by the Company's administrative segment (except for accounts receivable which are reviewed by Veterinary and Consumer Brands segments). Management separately monitors PMR's results and total assets.

         The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies.

         Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                                                                  Consumer                                   Consolidated
                                                 Veterinary        Brands         PMR        Administration     Total
                                                 -----------    -----------    -----------   --------------  -----------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001
Revenues from external customers                 $    25,373    $    17,421    $    17,833                   $    60,628
Depreciation and amortization                                                          449          1,191          1,640
Income (loss) from operations                          6,610          1,838          2,633         (7,967)         3,114
Interest and other expense                                                                           (593)          (593)
Tax expense                                                                                        (1,211)        (1,211)
Net income                                                                                                         1,310

Total assets                                           5,699          2,493         12,357         33,819         54,368
Capital expenditures                                                                   652            679          1,331

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
Revenues from external customers                 $    22,237    $    16,234    $    14,360    $       134    $    52,965
Depreciation and amortization                                                          418          1,335          1,753
Income (loss) from operations                          5,708          2,835          1,612         (7,324)         2,831
Interest and other expense                                                             321           (761)          (440)
Net income before tax and cumulative effect                                                                        2,391
Tax Benefit                                                                                         1,021          1,021
Cumulative change                                       (244)          (225)                                        (469)
Net income                                                                                                         2,943

Total assets                                           3,639          2,918         10,235         32,596         49,388
Capital expenditures                                                                   344            766          1,110

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999
Revenues from external customers                 $    20,365    $    11,697    $    11,445    $       211    $    43,718
Depreciation and amortization                                                          402          1,107          1,509
Income (loss) from operations                          5,039           (916)         1,044         (5,134)            33
Interest and other expense                                                                                          (577)
Net loss                                                                                                            (544)

Total assets                                           3,183          2,796          8,360         29,294         43,633
Capital expenditures                                                                   187            318            505

         During 2001, 2000, and 1999, the Company sold its products in the United States and Canada. In addition, as a result of the merger, the Company recognized export sales, primarily to

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

the United Kingdom and Germany. All property owned by the Company is located in the United States. The following table presents revenue by country based on location of the customer:

amounts in thousands        2001            2000            1999
                       -------------   -------------   -------------
United States          $      57,129   $      50,306   $      41,600
Canada                         1,735           1,614           1,438
Export                         1,764           1,045             680
                       -------------   -------------   -------------
Total revenue          $      60,628   $      52,965   $      43,718
                       =============   =============   =============


18.      OTHER INCOME, (EXPENSE)

         Other income, (expense) consists of:

                                                               FOR THE YEARS ENDED
                amounts in thousands                                DECEMBER 31,
                                                                 2001        2000
                                                               --------   --------
                License fee for Bromethalin Rodenticide        $          $    196
                Settlement on class action lawsuit                             125
                Other                                                 3
                                                                               244
                                                               --------   --------
                                                               $      3   $    565
                                                               ========   ========

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and
Shareholders of Virbac Corporation


Our audits of the consolidated financial statements referred to in our report dated March 8, 2002, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedules included on page S-2, S-3 and S-4 of this Form 10-K. In our opinion, the financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
March 8, 2002

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 2001



         COLUMN A           COLUMN B                     COLUMN C                         COLUMN D                COLUMN E

                                                        ADDITIONS
                           BALANCE AT     ----------------------------------------                                BALANCE AT
                           BEGINNING      CHARGED TO COSTS      CHARGED TO OTHER          DEDUCTIONS                END OF
        DESCRIPTION        OF PERIOD        AND EXPENSES       ACCOUNTS - DESCRIBE       - DESCRIBE                 PERIOD
        -----------     ---------------   ----------------     -------------------     ---------------          ---------------
Inventory Reserve       $       407,000    $       364,000                                     326,000(1)       $       445,000
Allowance for           $       100,000    $       312,000                                     306,000(2)       $       106,000
   Doubtful Accounts

(1) During the year, $326,000 of inventory was removed from stock and destroyed.

(2) Accounts receivable of 306,000 were written off during the year because they were deemed to be uncollectible.

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 2000



         COLUMN A           COLUMN B                     COLUMN C                         COLUMN D                COLUMN E

                                                        ADDITIONS
                           BALANCE AT     ----------------------------------------                                BALANCE AT
                           BEGINNING      CHARGED TO COSTS      CHARGED TO OTHER          DEDUCTIONS                END OF
        DESCRIPTION        OF PERIOD        AND EXPENSES       ACCOUNTS - DESCRIBE       - DESCRIBE                 PERIOD
        -----------     ---------------   ----------------     -------------------     ---------------          ---------------
FAS 109 Valuation       $    2,422,000                             $     3,793,000 (1)     $ 6,215,000 (2)
   Allowance

Inventory Reserve       $      914,000                                                     $   507,000 (3)         $    407,000


Allowance for           $      171,000    $      128,000                                   $   199,000 (4)         $    100,000
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

(4) Accounts receivable written off during the year due to uncollectibility totaled $20,979. In addition, the reserve was evaluated for appropriateness at December 31, 2000 and an adjustment of $177,000 was deemed necessary to reflect the estimated balance needed.

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 1999



         COLUMN A           COLUMN B                     COLUMN C                         COLUMN D                COLUMN E

                                                        ADDITIONS
                           BALANCE AT     ----------------------------------------                                BALANCE AT
                           BEGINNING      CHARGED TO COSTS      CHARGED TO OTHER          DEDUCTIONS                END OF
        DESCRIPTION        OF PERIOD        AND EXPENSES       ACCOUNTS - DESCRIBE       - DESCRIBE                 PERIOD
        -----------     ---------------   ----------------     -------------------     ---------------          ---------------
FAS 109 Valuation       $    1,445,000     $       194,000         $       783,000 (1)              --          $     2,422,000
   Allowance

Inventory Reserve       $       56,000     $       371,000         $       487,000 (1)              --          $       914,000


Allowance for           $       65,000                  --         $       246,000 (1)  $      140,000 (2)      $       171,000
   Doubtful Accounts


(1) The FAS 109 valuation allowance, inventory reserve and allowance for doubtful account allowances were increased by this amount in connection with the Company's purchase of Agri-Nutrition Group Limited in March 1999.

(2) Net write-off of uncollectible accounts in the ordinary course of business.

                                  EXHIBIT INDEX

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

10.28(m) Third Amendment to Credit Agreement by and between Virbac Corporation,
         PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories,
         Inc., and Virbac AH, Inc. and First Bank dated April 4, 2001.

21+      List of subsidiaries

23+      Consent of PricewaterhouseCoopers LLP

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

(l) Filed as exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended December 31, 1999, and incorporated herein by reference.

(m) Filed as exhibit of same number to the Registrant's Form 10-Q for the Fiscal Quarter ended March 31, 2001, and incorporated herein by reference.