Form 10-Q
period 2002-03-31
VIRBAC CORP
filed 2002-05-15
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

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

                             Yes [X]             No  [ ]



The number of shares of common stock outstanding at April 22, 2002 is 22,074,681 shares.

VIRBAC CORPORATION


                                      INDEX


                                                                                PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheets -
      March 31, 2002 and December 31, 2001                                        3

     Consolidated Statements of Income -
      Three months ended March, 2002 and 2001                                     4

     Consolidated Statements of Cash Flows -
       Three months ended March 31, 2002 and 2001                                 5

     Consolidated Statement of Shareholders' Equity -
       Three months ended March 31, 2002                                          6

     Notes to Consolidated Financial Statements                                   7

PART II OTHER INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                             13

Item 3.  Qualitative And Quantitative Disclosures About Market Risk              18

Item 6.  Exhibits and Reports on Form 8-K                                        18

Signature                                                                        18

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

VIRBAC CORPORATION

PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (UNAUDITED)    PAGE 3


                                                                       MARCH 31,     DECEMBER 31,
       In thousands except share amounts                                 2002             2001
                                                                     -------------   -------------
        ASSETS
        Current assets:
        Cash and cash equivalents                                    $           6   $         477
        Accounts receivable, net                                            15,443          12,905
        Accounts receivable - Virbac SA                                        466           1,170
        Inventories, net                                                    14,804          13,932
        Deferred income taxes                                                2,011           2,535
        Prepaid expenses and other assets                                    1,913           1,338
                                                                     -------------   -------------
        Total current assets                                                34,643          32,357

        Property, plant and equipment, net                                  12,614          12,659
        Goodwill and other intangibles, net                                  7,200           7,152
        Deferred income taxes                                                1,885           1,885
        Other assets                                                           290             315
                                                                     -------------   -------------

        Total assets                                                 $      56,632   $      54,368
                                                                     =============   =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
        Current portion of long-term debt                                      600             600
        Accounts payable
                 Trade                                                       6,508           5,059
                 Virbac SA                                                     107             982
        Accrued property taxes                                                  94             198
        Accrued expenses                                                     1,919           1,597
                                                                     -------------   -------------
        Total current liabilities                                            9,228           8,436

        Long-term debt                                                      10,218           9,700
        Unearned product license fees                                        5,400           5,395

        Commitments and contingencies (Note 5)

        Shareholders' equity:
        Common stock ($.01 par value; 38,000,000 shares
        authorized; 22,100,000 and 22,055,000, respectively issued)            221             221
        Additional paid-in capital                                          35,101          34,938
        Treasury stock at cost (28,000 shares)                                (105)           (105)
        Accumulated deficit                                                 (3,431)         (4,217)
                                                                     -------------   -------------
                                                                            31,786          30,837
                                                                     -------------   -------------

        Total liabilities and shareholders' equity                   $      56,632   $      54,368
                                                                     =============   =============



                  The accompanying notes are an integral part
                   of these consolidated financial statements.

VIRBAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                            PAGE 4

          (in thousands except per share data)     FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                -----------------------------
                                                   2001            2000
                                                -------------   -------------
           Net revenues                         $      15,889   $      14,987
           Cost of goods sold                           9,081           9,027
                                                -------------   -------------
           Gross profit                                 6,808           5,960

           Operating expenses:
           Selling, general and administrative          4,119           3,614
           Research and development                       658             609
           Warehouse and distribution                     625             523
                                                -------------   -------------
           Total operating expenses                     5,402           4,746

           Income from operations                       1,406           1,214
           Interest expense                              (100)           (167)
           Other income (expense)                           4             (29)
                                                -------------   -------------

           Income before income tax expense             1,310           1,018
           Income tax expense                            (524)           (437)
                                                -------------   -------------

           Net income                           $         786   $         581
                                                =============   =============

           Earnings per share:
           Basic income per share               $        0.04   $        0.03
                                                =============   =============
           Diluted income per share             $        0.03   $        0.03
                                                =============   =============

           Basic shares outstanding                    22,073          22,029
           Diluted shares outstanding                  22,667          22,673



                  The accompanying notes are an integral part
                   of these consolidated financial statements.

VIRBAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                        PAGE 5

In thousands                                                    FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                2002            2001
                                                            -------------   -------------
OPERATING ACTIVITIES
Net income                                                  $         786   $         581
Adjustments to reconcile net income to net cash used in
        operating activities:
Depreciation and amortization                                         329             411
Provision for excess and obsolete inventories                          51             (54)
Deferred income tax expense                                           524             437
Issuance of stock to directors as compensation                         25
Changes in operating assets and liabilities:
Increase in accounts receivable                                    (1,834)         (2,868)
Increase in inventories                                              (923)         (1,693)
Increase in prepaid expenses and other                               (575)           (200)
Increase in accounts payable                                        1,069           3,504
Increase, (decrease) in accrued expenses                              218            (828)

                                                            -------------   -------------
Net cash used in operating activities                                (330)           (710)
                                                            -------------   -------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (279)           (262)
Other                                                                 (23)            (67)

                                                            -------------   -------------
Net cash used in investing activities                                (302)           (329)
                                                            -------------   -------------

FINANCING ACTIVITIES
Proceeds from long-term debt                                        3,533           3,631
Change in outstanding checks in excess of funds on deposit           (495)           (236)
Repayment of long-term debt                                        (3,015)         (2,614)
Issuance of common stock                                              138

                                                            -------------   -------------
Net cash provided by financing activities                             161             781
                                                            -------------   -------------

Decrease in cash and cash equivalents                                (471)           (258)
Cash and cash equivalents, beginning of period                        477             272
                                                            -------------   -------------

Cash and cash equivalents, end of period                    $           6   $          14
                                                            =============   =============



                  The accompanying notes are an integral part
                   of these consolidated financial statements.

VIRBAC CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)               PAGE 6

In thousands                     Common Stock                               Treasury Stock
                              ---------------------                      ----------------------
                                                          Additional
                               Number          Par          Paid In        Number                      Accumulated
                              of Shares       Value         Capital      of Shares       Amount          Deficit         Total
                              ---------       -----       ----------     ---------       ------        -----------       -------
Balance at
December 31, 2001              22,055          $221         $34,938           28          $(105)         $(4,217)        $30,837

Shares issued to directors          6                            25                                                          $25

Shares issued for stock
   compensation plans              39                           138                                                         $138


Net Income                                                                                                   786            $786
                               ------          ----         -------         ----          -----          -------         -------

Balance at
March 31, 2002                 22,100          $221         $35,101           28          $(105)         $(3,431)        $31,786
                               ======          ====         =======         ====          =====          =======         =======




                  The accompanying notes are an integral part
                   of these consolidated financial statements.

VIRBAC CORPORATION                                                       PAGE 7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, oral hygiene and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Iverhart, Mardel, Pet Tabs, and Preventic brand names.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2001 Form 10-K as filed with the Securities and Exchange Commission.

REVENUE RECOGNITION

         The Company recognizes revenue when the risks of ownership have transferred to the Company's customers. See the discussion in Note 9 regarding a change in accounting principle in 2000.

         Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

2.       INVENTORIES (IN THOUSANDS)

         Inventories consist of the following:

                                                             MARCH 31,       DECEMBER 31,
                                                                2002             2001
                                                           --------------   --------------
      Raw materials                                        $        7,352   $        7,437
      Finished goods                                                7,948            6,940
                                                           --------------   --------------
                                                                   15,300           14,377
      Less:  reserve for excess and obsolete inventories             (496)            (445)
                                                           --------------   --------------
                                                           $       14,804   $       13,932
                                                           ==============   ==============

3.       LONG-TERM DEBT (IN THOUSANDS)

(in thousands unless otherwise noted)                                                MARCH 31,         DECEMBER 31,
                                                                                        2002               2001
                                                                                   ---------------  -----------------
Revolving credit facility with a financial institution based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate,
with interest varying based upon covenant ratios (4% as of March 31, 2002).               $ 10,818           $ 10,300

Less:  current maturities                                                                     (600)              (600)
                                                                                   ---------------  -----------------

                                                                                   $        10,218  $           9,700
                                                                                   ===============  =================

VIRBAC CORPORATION                                                       PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2002, the Company was in compliance with these covenants.

         On April 4, 2001, the revolving credit facility was amended to extend the expiration date to July 31, 2003 and increase the amount available under the facility from $9.1 million to $12.1 million. The Company was required to repay $250,000 of the outstanding balance per month commencing August 31, 2001 until November 30, 2001 when the credit facility was $11.1 million. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility has been reduced to $8.0 million. At March 31, 2002, $132,000 was available under the credit facility and the interest rate was 4.00%.

4.       STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years.

         On February 25, 2002, the Board of Directors granted 86,000 options to employees at the exercise price of $5.00, which was the market value of the Company's stock on February 25, 2002. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. For the three months ended March 31, 2002, 39,000 options were exercised. Of the options exercised, all 39,000 were issued from previously unissued shares.

         During the three months ended March 31, 2002, 6,000 shares were issued from previously unissued shares as compensation to certain non-employee directors of the Company. Compensation of approximately $25,000 was recorded based on the market price of the Company's shares at the date of issuance.

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

ADJUSTMENT OF MERGER SHARES

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA, a French veterinary pharmaceutical manufacturer ("VBSA"), and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's Common Stock outstanding as of the date of the merger and until the Company's last issuance of Common Stock pursuant to the "Mardel Merger Agreement," the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of March 31, 2002, 279,000 pre-merger options were outstanding. No newly issued shares will be issued to VBSA so long as treasury shares are available to satisfy these pre-merger obligations.

VIRBAC CORPORATION                                                       PAGE 9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company was committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products and the Company's future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimates those costs to be approximately $1.4 million and they will be recorded as research and development expense. The Company began to amortize its payments to the third party over the period of expected future benefit in the fourth quarter of 2001.

         The Company has determined that the $3.2 million previously paid to the third party has an indefinite life and will not be amortized. Instead, these costs will be reviewed for impairment each year, and if necessary, the amount will be adjusted to reflect its current value. The $1.4 million of future costs to complete the remaining project will be expensed in the period that it is incurred.

PFIZER AGREEMENT

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined, and the payment received has been reflected as unearned product license fees in the March 31, 2002 and December 31, 2001 Balance Sheets.

6.       SEGMENT AND RELATED INFORMATION

         The Company has three reportable segments. The veterinary segment distributes pet health products mainly to veterinarian offices. The consumer brands segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market. PM Resources manufactures and distributes animal health and specialty chemicals under private label brands and for third parties.

         The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's annual report 10-K. In evaluating segment performance (excluding PM Resources), management focuses on income from operations excluding depreciation, amortization, interest, other expenses (income), and taxes. All intercompany sales and transfers to the reportable segments are at cost. Such sales are eliminated in consolidation. Total assets are monitored by the Company's administrative segment (except for accounts receivable which are reviewed by Veterinary and Consumer Brands segments). Management separately monitors PM Resources' results and total assets. The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies. Summarized financial information concerning the Company's reportable segments is shown in the following table:

VIRBAC CORPORATION                                                      PAGE 10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Consumer                                     Consolidated
(in thousands)                                         Veterinary      Brands          PMR       Administration       Total
FOR THE THREE MONTHS ENDED MARCH 31, 2002
Net revenues                                                $8,430         $4,532       $2,927                            $15,889
Income (loss) from operations                                2,552            476          134            (1,756)           1,406
Interest expense, other income, and tax expense, net                                                                         (620)
Net income                                                                                                                    786

FOR THE THREE MONTHS ENDED MARCH 31, 2001
Net revenues                                                $6,374         $5,058       $3,555                            $14,987
Income (loss) from operations                                1,718          1,051           92            (1,647)           1,214
Interest expense, other income, and tax expense, net                                                                         (633)
Net income                                                                                                                    581

7.       OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

         The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as accounts payable-trade in the amounts of $651,000 and $1.1 million at March 31, 2002 and December 31, 2001, respectively.

8.       INCOME TAXES

         As of March 31, 2002, the Company has available net operating loss carryforwards totaling approximately $3.5 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense in the quarter ended March 31, 2002 and 2001 of $524,000, and $437,000, respectively.

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

VIRBAC CORPORATION                                                      PAGE 11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      INTANGIBLE ASSETS AND GOODWILL

         Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in no changes in the classification of goodwill or intangibles at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents have determinable lives and product rights and other intangibles have indeterminate lives.

         SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

            (in thousands)                         THREE MONTHS ENDED
                                                     MARCH 31, 2001
            Net income:
              Reported net income                               $  581
              Goodwill amortization                                 83
              Adjusted net income                                  664

            Basic and diluted earnings per share:
              Reported earnings per share                       $ 0.03
              Goodwill amortization                             $ 0.00
              Adjusted earnings per share                       $ 0.03

         For the three months ended March 31, 2002, no goodwill or other intangible assets were impaired or disposed. Goodwill and other intangibles, net consisted of the following:

VIRBAC CORPORATION                                                      PAGE 12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Acquired Intangible Assets:

(in thousands)                                   AS OF MARCH 31, 2002                    AS OF DECEMBER 31, 2001
                                               ------------------------             -------------------------------
                                               GROSS                                 GROSS
                                              CARRYING     ACCUMULATED              CARRYING           ACCUMULATED
                                               AMOUNT      AMORTIZATION              AMOUNT            AMORTIZATION
                                               ------      ------------             --------           ------------
Amortized intangible assets:
         Patents                               $  354        $  67                     347                  61

Unamortized intangible assets:
         Product rights and other
                                                3,647                                3,600

         Goodwill:

(in thousands)                                                    CONSUMER
                                                 VETERINARY        BRANDS             PM RESOURCES         TOTAL
Goodwill, net at January 1, 2002                   $2,254           $1,012                                 $3,266

Goodwill, net at March 31, 2002                    $2,254           $1,012                                 $3,266

         Amortization expense for patents is expected to be $23,000 per year for each of the next five years.

11.      NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144"), which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on our consolidated financial position, consolidated results of operations and cash flows.

VIRBAC CORPORATION                                                      PAGE 13

                               OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Virbac Corporation (the "Company") manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Iverhart, Mardel, Pet Tabs, and Preventic brand names.

         The Management's Discussion and Analysis that follows, and the other documents incorporated by reference, contain forward-looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those stated, including without limitation:

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

         o Effects of other strategic initiatives, including acquisitions. Therefore, the Company's actual results could differ materially from such forward-looking statements.

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

VIRBAC CORPORATION                                                      PAGE 14

                               OTHER INFORMATION

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

         o The Company is required to assess the carrying values of goodwill and intangible assets with indeterminate lives annually or when circumstances dictate that the carrying value might be impaired. Intangibles that are subject to amortization are also reviewed in each reporting period to determine if the carrying value might be impaired. The method for determining if impairment has occurred requires estimates of future cash flows and the Company's weighted average cost of capital. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset and earnings in that period.

              (In thousands of dollars)       FOR THE THREE MONTHS
                                                 ENDED MARCH 31
                                              2002            2001
                                          ------------    ------------
              Net Revenues                $     15,889    $     14,987
              Gross Profit                       6,808           5,960
              Gross Profit %                        43%             40%
              Operating Expenses                 5,402           4,746
              Operating Expense %                   34%             32%
              Interest and other expense           (96)           (196)
              Income before taxes                1,310           1,018
              Income tax expense                  (524)           (437)
              Net income                  $        786    $        581

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

Net Revenues: Net revenues increased by approximately $902,000 or 6% for the quarter March 31, 2002 compared with the quarter ended March 31, 2001 due to increased sales in the Veterinary segments partially offset by decreased sales in the Consumer Brands and PM Resources segments. In addition, because of the accounting change related to SAB 101, the quarter ended March 31, 2001 had sales of $1.8 million that were shipped in December 2000, but because the risks of ownership had not transferred until January 2001, the sale was recorded in 2001. During 2001, the Company changed its shipping terms with its customers so that the risks of ownership transferred at the time of shipment and as a result, no shipments in December 2001 were recorded as sales in January 2002. Specifically, net revenues by segment were as follows:

VIRBAC CORPORATION                                                      PAGE 15

                               OTHER INFORMATION




        (In thousands of dollars)             For the Three Months ended
                                                        March 31,
                                              2002        2001       Change
                                             ------      ------      ------
        Veterinary                           $8,430      $6,374      $2,056
        Consumer Brands                       4,532       5,058       (526)
        PM Resources                          2,927       3,555       (628)

         o Veterinary net revenues were up due to higher sales of parasiticide products.

         o As noted above, Consumer Brand net revenues were down due to lower sales of Pet Tabs. Pet Tabs were in the midst of being launched by the Company during late 2000 and early 2001.

         o PM Resources net revenues were down because the Company's strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to internal products, which temporarily has reduced sales.

Gross Profit: Gross profit increased by $848,000 or 14%. The gross profit increase was attributable to increased sales and a higher gross profit percentage. The gross profit as a percentage of net revenues increased from 40% to 43%. The increase in gross profit percentage was due to improved mix of products sold during the quarter as well as lower production costs. Specifically, gross profit by segment was as follows:

                                           For the Three Months ended March 31,

    (In thousands of dollars)             Gross                   Gross       Dollar
                               2002      Profit %       2001      Profit %    Change
                              ------     --------      ------     --------    ------
    Veterinary                $4,933          59%      $3,366         53%     $1,567
    Consumer Brands            1,495          33%       2,043         40%      (548)
    PM Resources                 380          13%         551         16%      (171)

         o Veterinary gross profit increased primarily due to increases in sales volume in the parasiticide line. This segment delivers higher gross margins than the other veterinary segments.

         o Consumer Brands gross profit decreased due to lower net revenues and due to higher production costs. The lower volume accounted for $174,000 of the decreased gross profit. The gross profit further decreased due to higher production costs that were not passed on to the Company's customers. The Company expects the Consumer Brands gross profit percentage to range between 32% and 40% for the remainder of the year.

         o PM Resources gross profit decreased due to lower sales and an unfavorable mix of products sold. The lower volume accounted for $82,000 of the variance and the poor mix accounted for $90,000 of the variance.

Operating Expenses: Operating expenses have increased $656,000 or 14% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. As a percent of sales, operating expenses increased to 34% compared to 32% in the year earlier quarter. Research and development expenses increased by $49,000 for the quarter due to the Company's efforts to obtain new product registrations from the appropriate governmental agencies in the United States. The Company expects research and development expenses to be approximately 5% to 6% of sales for the remainder of fiscal 2002. Selling, general and administrative costs were also higher

VIRBAC CORPORATION                                                      PAGE 16

                               OTHER INFORMATION


by approximately $505,000 mostly due to costs incurred for the launch of the Company's new products including Iverhart Plus. Warehouse and distribution expenses were up by $102,000 compared to the year earlier quarter. The increased distribution costs were mostly due to increased sales volume in the quarter.

Interest Expense and Other Income (Expense): Interest expense was lower for the quarter than the prior year primarily due to lower interest rates in 2002 as compared with 2001. The interest rate on the Company's debt agreement was 7.25% at March 31, 2001 as compared with 4.00% at March 31, 2002.

Taxes: The Company has available net operating loss carryforwards totaling approximately $3.5 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense in the quarter ended March 31, 2002 and March 31, 2001 of $524,000 and $437,000 respectively, which reflects a 40% effective tax rate for 2002 and a 43% tax rate for 2001.


LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2002, $330,000 of cash was used in operations. Although $1.7 million was generated by the Company's net income before depreciation, amortization and other non-cash expenses, working capital needs consumed $2.0 million. The increase in working capital comes primarily from the increase in accounts receivable. Accounts receivable increased due to higher sales and due to sales of new products for which extended terms were granted. The Company expects to collect the $3.1 million in receivables for these extended terms by the end of the second quarter.

         Cash flows used in investing activities include cash costs related to capital improvements at the Company's St. Louis and Fort Worth facilities.

         Cash flows from financing activities reflect primarily increases in borrowing under the revolving credit facility to fund primarily the growth in accounts receivable.

         The Company's revolving credit facility contains financial covenants, including but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2002, the Company was in compliance with such covenants.

         On April 4, 2001, the Company and the bank entered into an amendment of the revolving credit facility that extended the expiration date of the agreement until July 31, 2003 and increased the facility to $12.1 million. The Company was required to repay $250,000 per month commencing August 31, 2001 until November 30, 2001 when the credit facility was $11.1 million. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility is $8.0 million. At March 31, 2002, $132,000 was available under the facility and the interest rate was 4.00%.

         Management believes that the Company will have sufficient cash to meet the needs of its current operations for at least the next twelve months from cash flows from current operations and from existing financing facilities. In addition, the Company will be placing particular emphasis on reducing inventories and receivables through the end of 2002.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. The Company expects capital expenditures to be approximately $1.0 million for the remainder of the year.

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future

VIRBAC CORPORATION                                                      PAGE 17

                               OTHER INFORMATION

benefits. The expected period of future benefits has not yet been determined, and the payment received has been reflected as unearned product license fees in the March 31, 2002 and December 31, 2001 Balance Sheet.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 141 and 142 ("FAS 141" and "FAS 142"). FAS 141 requires all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires a reassessment of a company's preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. The adoption of FAS 141 did not have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows. FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS
142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with the implementation provisions of FAS 142, the Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144"), which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on our consolidated financial position, consolidated results of operations and cash flows.

         In June 2001, the Financial Accounting Standards Board (FASB or the "Board") concluded deliberations and unanimously voted to issue SFAS No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

         FAS 143 will be effective for financial statements for the year beginning January 1, 2003. SFAS No. 143 will require a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. All transition amounts will be measured using current (as of the date of adoption) information, current assumptions, and current interest rates.

         The Company has not yet determined the effect that SFAS No. 143 will have on its consolidated financial position or results of operations.

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

VIRBAC CORPORATION                                                      PAGE 18

                               OTHER INFORMATION

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

         The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At March 31, 2002, the Company had $10.9 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the three-month period ended March 31, 2002, the Company would have experienced additional interest expense of $27,000 for this three-month period. This assumes no change in the principal or a reduction of such indebtedness.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

On February 6, 2002, the Company filed form 8K - Item 7 financial statements and exhibits and Item 9 Regulation FD.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION


 /s/ Joseph A. Rougraff
------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
May 15, 2002