Form 10-Q
period 2002-06-30
VIRBAC CORP
filed 2002-08-08
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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


The number of shares of common stock outstanding at August 5, 2002 is 22,097,465 shares.

VIRBAC CORPORATION


                                      INDEX
--------------------------------------------------------------------------------

                                                                              PAGE

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheets -
      June 30, 2002 and December 31, 2001                                       3

     Consolidated Statements of Income -
      Three months and six months ended June 30, 2002 and 2001                  4

     Consolidated Statements of Cash Flows -
       Six months ended June 30, 2002 and 2001                                  5

     Consolidated Statement of Shareholders' Equity -
       Six months ended June 30, 2002                                           6

     Notes to Consolidated Financial Statements                                 7

PART II OTHER INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               14

Item 3.   Qualitative And Quantitative Disclosures About Market Risk           21

Item 4.   Submission of Matters to a Vote of Security Holders                  21

Item 6.   Exhibits and Reports on Form 8-K                                     21

Signature                                                                      22

Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63
                of Title 18 of the United States Code                          23


VIRBAC CORPORATION

PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (UNAUDITED)     PAGE 3
--------------------------------------------------------------------------------

                                                                   JUNE 30,        DECEMBER 31,
(in thousands except per share amounts)                              2002              2001
                                                                 ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents                                        $        298      $        477
Accounts receivable, (net of an allowance of $225 and
   124 respectively)                                                   13,885            12,905
Accounts receivable - Virbac SA                                           501             1,170
Inventories, net                                                       14,644            13,932
Deferred income taxes                                                   1,571             2,535
Prepaid expenses and other assets                                       1,636             1,338
                                                                 ------------      ------------
Total current assets                                                   32,535            32,357

Property, plant and equipment, net                                     12,760            12,659
Goodwill and other intangibles, net                                     7,407             7,152
Deferred income taxes                                                   1,885             1,885
Other assets                                                              284               315
                                                                 ------------      ------------
Total assets                                                     $     54,871      $     54,368
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                $        600      $        600
Accounts payable
         Trade                                                          4,984             5,059
         Virbac SA                                                        319               982
Accrued property taxes                                                    196               198
Accrued expenses                                                        2,274             1,597
                                                                 ------------      ------------
Total current liabilities                                               8,373             8,436

Long-term debt                                                          8,588             9,700
Unearned product license fees                                           5,400             5,395

Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock ($.01 par value; 38,000 shares
   authorized; 22,114 and 22,055, respectively issued)                    221               221
Additional paid-in capital                                             35,145            34,938
Treasury stock at cost (18 and 28 shares, respectively)                   (85)             (105)
Accumulated deficit                                                    (2,771)           (4,217)
                                                                 ------------      ------------
                                                                       32,510            30,837
                                                                 ------------      ------------
Total liabilities and shareholders' equity                       $     54,871      $     54,368
                                                                 ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)       PAGE 4
--------------------------------------------------------------------------------


(in thousands except per share data)          FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                             ----------------------------      ----------------------------
                                                 2002             2001             2002             2001
                                             -----------      -----------      -----------      -----------
 Net revenues                                $    15,649      $    15,974      $    31,538      $    30,961
 Cost of goods sold                                8,767            9,424           17,848           18,451
                                             -----------      -----------      -----------      -----------
 Gross profit                                      6,882            6,550           13,690           12,510

 Operating Expenses:
 Selling, general and administrative               4,354            4,098            8,473            7,713
 Research and development                            779              840            1,437            1,449
 Warehouse and distribution                          554              628            1,179            1,151
                                             -----------      -----------      -----------      -----------
 Total operating expenses                          5,687            5,566           11,089           10,313

 Income from operations                            1,195              984            2,601            2,197
 Interest expense                                    (98)            (173)            (198)            (340)
 Other income (expense)                                3               69                7               40
                                             -----------      -----------      -----------      -----------

 Income before income tax expense                  1,100              880            2,410            1,897
 Income tax expense                                 (440)            (383)            (964)            (820)
                                             -----------      -----------      -----------      -----------

 Net income                                  $       660      $       497      $     1,446      $     1,077
                                             ===========      ===========      ===========      ===========

 Earnings Per Share:
 Basic income per share                      $      0.03      $      0.02      $      0.07      $      0.05
                                             ===========      ===========      ===========      ===========
 Diluted income per share                    $      0.03      $      0.02      $      0.06      $      0.05
                                             ===========      ===========      ===========      ===========

 Basic shares outstanding                         22,106           22,031           22,090           22,030
 Diluted shares outstanding                       22,905           22,773           22,874           22,720

                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)       PAGE 5
--------------------------------------------------------------------------------

(in thousands)                                                              FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                      ----------------------------
                                                                          2002             2001
                                                                      -----------      -----------
OPERATING ACTIVITIES
Net income                                                            $     1,446      $     1,077
Adjustments to reconcile net income to net cash provided by,
   (used in) operating activities:
Depreciation and amortization                                                 661              849
Provision, (benefit) for excess and obsolete inventories                      583
Deferred income tax expense                                                   964              820
Issuance of stock to directors as compensation                                 53               21
Changes in operating assets and liabilities:
Increase in accounts receivable                                              (311)          (5,464)
Increase in inventories                                                    (1,295)            (255)
Increase in prepaid expenses and other                                       (298)            (372)
Increase, (decrease) in accounts payable                                   (1,211)           1,120
Increase, (decrease) in accrued expenses                                      675             (831)
                                                                      -----------      -----------
Net cash provided by, (used in) operating activities                        1,267           (3,035)
                                                                      -----------      -----------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                    (750)            (357)
Purchase of product licenses                                                 (267)            (584)
Other                                                                          35              103
                                                                      -----------      -----------
Net cash used in investing activities                                        (982)            (838)
                                                                      -----------      -----------
FINANCING ACTIVITIES
Proceeds from long-term debt                                                6,046            8,558
Repayment of long-term debt                                                (7,157)          (4,272)
Change in outstanding checks in excess of funds on deposit                    473             (672)
Issuance of common stock                                                      174                5
                                                                      -----------      -----------
Net cash (used in), provided by financing activities                         (464)           3,619
                                                                      -----------      -----------
Decrease in cash and cash equivalents                                        (179)            (254)
Cash and cash equivalents, beginning of period                                477              272
                                                                      -----------      -----------
Cash and cash equivalents, end of period                              $       298      $        18
                                                                      ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)       PAGE 6
--------------------------------------------------------------------------------


In thousands                          Common Stock                             Treasury Stock
                              -------------------------                 --------------------------
                                                          Additional
                                Number          Par         Paid-In        Number                     Accumulated
                               of Shares       Value        Capital      of Shares        Amount        Deficit         Total
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2001       22,055   $       221   $    34,938            28    $      (105)   $    (4,217)   $    30,837
Shares issued to directors              6                          43            (5)            10                   $        53
Shares issued for stock
   compensation plans                  53                         164            (5)            10                   $       174
Net Income                                                                                                  1,446    $     1,446
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at June 30, 2002           22,114   $       221   $    35,145            18    $       (85)   $    (2,771)   $    32,510
                              ===========   ===========   ===========   ===========    ===========    ===========    ===========


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2001 Form 10-K as filed with the Securities and Exchange Commission.


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

2. INVENTORIES (in thousands)

         Inventories consist of the following:

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2002              2001
                                                                           ------------      ------------
               Raw materials                                               $      6,339      $      7,437
               Finished goods                                                     8,992             6,940
                                                                           ------------      ------------
                                                                                 15,331            14,377
               Less:  reserve for excess and obsolete inventories                  (687)             (445)
                                                                           ------------      ------------
                                                                           $     14,644      $     13,932
                                                                           ============      ============

VIRBAC CORPORATION                                                        PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM DEBT (in thousands)


                                                                                         JUNE 30,        DECEMBER 31,
                                                                                           2002              2001
                                                                                       ------------      ------------
Revolving credit facility with a financial institution based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate,
with interest varying based upon covenant ratios (4% as of June 30, 2002)              $      9,188      $     10,300

Less:  current maturities                                                                      (600)             (600)
                                                                                       ------------      ------------
                                                                                       $      8,588      $      9,700
                                                                                       ============      ============

         The revolving credit facility contains financial covenants including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At June 30, 2002, the Company was in compliance with these covenants.

         On April 4, 2001, the revolving credit facility was amended to extend the expiration date to July 31, 2003 and increase the amount available under the facility from $9.1 million to $12.1 million. The Company was required to repay $250,000 of the outstanding balance per month commencing August 31, 2001 until November 30, 2001 when the credit facility was $11.1 million. Beginning February 28, 2002, the Company is required to repay $150,000 each quarter until the amount available under the facility has been reduced to $8.0 million. At June 30, 2002, $1.6 million was available under the credit facility and the interest rate was 4.00%.

4. STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years.

         On February 25, 2002, the Board of Directors granted 86,000 options to employees at the exercise price of $5.00, which was the market value of the Company's stock on February 25, 2002. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. For the six months ended June 30, 2002, 58,000 options were exercised. Of the options exercised, 53,000 were issued from previously unissued shares and 5,000 shares were reissued from treasury shares.

         During the six months ended June 30, 2002, 6,000 shares were issued from previously unissued shares and 5,000 shares were reissued from treasury shares as compensation to non-employee directors of the Company. Compensation expense of approximately $53,000 was recorded based on the market price of the Company's shares at the date of issuance.

5. COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is subject to certain litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes that the

VIRBAC CORPORATION                                                        PAGE 9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


final outcome of any current litigation or claim will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ADJUSTMENT OF MERGER SHARES

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA ("VBSA"), a French veterinary pharmaceutical manufacturer, and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of June 30, 2002, 274,000 pre-merger options were outstanding. During the first six months of 2002, 5,000 shares were issued for pre-merger options exercised; however, since these shares were issued from treasury stock, no shares were issued to VBSA. No newly issued shares will be issued to VBSA as long as treasury shares are available to satisfy these pre-merger obligations.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company was committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products and the Company's future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimates those costs to be approximately $1.4 million and they will be recorded as research and development expense. The Company began to amortize its payments to the third party over the period of expected future benefit in the second quarter of 2001.

         Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, the Company determined that the $3.2 million previously paid to the third party has an indefinite life and will not be amortized. Instead, these costs will be reviewed for impairment each year and, if necessary, the amount will be adjusted to reflect its current value. The $1.4 million of future costs to complete the remaining project will be expensed in the periods in which it is incurred.

PFIZER AGREEMENT

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined, and the payment received has been reflected as unearned product license fees in the June 30, 2002 and December 31, 2001 Balance Sheet.

VIRBAC CORPORATION                                                       PAGE 10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's annual report 10-K. In evaluating segment performance (excluding PM Resources), management focuses on income from operations excluding depreciation, amortization, interest, other expenses (income), and taxes. All intercompany sales and transfers to the reportable segments are at cost. Such sales are eliminated in consolidation. Total assets are monitored by the Company's administrative segment (except for accounts receivable which is reviewed by Veterinary and Consumer Brands segments). Management separately monitors PM Resources' results and total assets. The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                          Consumer                                    Consolidated
(in thousands)                                            Veterinary       Brands        PMR       Administration         Total
                                                          ----------      --------     -------     --------------     ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002
Net revenues                                              $   16,749      $  8,340     $ 6,449                        $   31,538
Income (loss) from operations                                  5,158           584         727             (3,868)         2,601
Interest expense, other income, and tax expense, net                                                                      (1,155)
Net income                                                                                                                 1,446

FOR THE SIX MONTHS ENDED JUNE 30, 2001
Net revenues                                              $   12,943      $ 10,122     $ 7,896                        $   30,961
Income (loss) from operations                                  3,650         1,654         542             (3,649)         2,197
Interest expense, other income, and tax expense, net                                                                      (1,120)
Net income                                                                                                                 1,077

7. OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

         The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amount outstanding under the revolving line of credit. At any given point in time, the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as accounts payable-trade in the amounts of $1.6 million and $1.1 million at June 30, 2002 and December 31, 2001, respectively.

VIRBAC CORPORATION                                                       PAGE 11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES

         As of June 30, 2002, the Company has available net operating loss carryforwards totaling approximately $2.4 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

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

         Because of the accounting change discussed above, the Company recorded $1.8 million of sales and diluted earnings per share of $0.02 in the first quarter of 2001 when the risk of ownership had passed to its customers, while the product had shipped in the fourth quarter of 2000. During 2001, the Company changed its shipping terms with its customers so that the risk of ownership transferred at the time of shipment. Therefore, there was not a similar offsetting amount in the fourth quarter of 2001 to be carried over to 2002.

10. INTANGIBLE ASSETS AND GOODWILL

         Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standard ("FAS") No. 141, and effective January 1, 2002, the Company adopted the full provisions of FAS No. 141 and FAS No. 142. FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of FAS No. 141, which resulted in no changes in the classification of goodwill or intangibles at January 1, 2002. FAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents have determinable lives and product rights and other intangibles have indeterminate lives.

         FAS No. 142 requires a transitional goodwill impairment test and an annual goodwill impairment test. The Company completed the first phase of the transitional goodwill impairment test during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second phase is not necessary. The Company anticipates performing its annual goodwill and indefinite-lived intangibles impairment tests during the fourth quarter of 2002.

         In accordance with FAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

VIRBAC CORPORATION                                                       PAGE 12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        (in thousands)                                THREE MONTHS        SIX MONTHS
                                                         ENDED               ENDED
                                                     JUNE 30, 2001       JUNE 30, 2001
                                                     -------------       -------------
        Net income:
          Reported net income                             $ 497              $ 1,077
          Goodwill amortization                              48                   95
          Intangible assets not amortized                    21                   28
          Adjusted net income                               566                1,200

        Basic earnings per share:
          Reported earnings per share                    $ 0.02                $0.05
          Goodwill amortization                          $ 0.00                $0.00
          Intangible assets not amortized                $ 0.00                $0.00
          Adjusted earnings per share                    $ 0.03                $0.05

        Diluted earnings per share:
          Reported earnings per share                    $ 0.02                $0.05
          Goodwill amortization                          $ 0.00                $0.00
          Intangible assets not amortized                $ 0.00                $0.00
          Adjusted earnings per share                    $ 0.02                $0.05

         For the six months ended June 30, 2002, no goodwill or other intangible assets were impaired or disposed. Goodwill and other intangibles, net consisted of the following:

         Acquired Intangible Assets:

(in thousands)                              AS OF JUNE 30, 2002        AS OF DECEMBER 31, 2001
                                        -------------------------     -------------------------
                                          GROSS                        GROSS
                                        CARRYING     ACCUMULATED      CARRYING     ACCUMULATED
                                         AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                        --------     ------------     --------     ------------
Amortized intangible assets:
   Patents                              $    358     $        73      $    347     $        61

Unamortized intangible assets:
   Product rights and other             $  3,856                      $  3,600



         Goodwill:

(in thousands)                                                       CONSUMER
                                                    VETERINARY         BRANDS          TOTAL
Goodwill, net at December 31, 2001                  $   2,254        $   1,012       $   3,266

Goodwill, net at June 30, 2002                      $   2,254        $   1,012       $   3,266


         Amortization expense for patents is expected to be $23,000 per year for each of the next five years.

VIRBAC CORPORATION                                                       PAGE 13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 144 ("FAS 144"), "Accounting for the Impairment of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on the Company's consolidated financial position, consolidated results of operations and cash flows.

VIRBAC CORPORATION                                                       PAGE 14

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

         The Management's Discussion and Analysis that follows, and the other documents incorporated by reference, contain forward-looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those stated, including without limitation:

         o Inaccurate projections relating to introductions of new competitive products or technological entries into the market could adversely affect sales forecasts.

         o A lack of acceptance of the Company's products by the market could adversely affect sales projections.

         o Projections of future revenues related to products not yet registered with certain governmental agencies, particularly the FDA, could differ significantly if those registrations are not received in the time periods anticipated.

         o Interest rates and changes to those rates could differ significantly from Company projections.

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

         o Effects of other strategic initiatives, including acquisitions, divestitures, and restructurings.

RESULTS OF OPERATIONS

         The results of operations of the Company are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates and judgements, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Management bases its assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements:

         o The Company records estimated reductions in revenue for product returns. Should a greater proportion of product be returned in later periods than was estimated, additional reductions to revenue may be required.

VIRBAC CORPORATION                                                       PAGE 15

                               OTHER INFORMATION


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

         o The Company has recorded unearned income related to its distribution agreement with Pfizer. The ability of the Company to recognize this as income is dependent upon the Company obtaining registrations permitting it to sell these products from the appropriate governmental agencies. The Company also will record the income based upon estimates of when the sales of these products will occur. If the registrations are not received in a timely manner, or certain other conditions are not met, the Company would be required to repay some or all of the unearned income to Pfizer.

         o The Company is required to assess the carrying values of goodwill and intangible assets with indeterminate lives annually, or when circumstances dictate that the carrying value might be impaired. Intangibles that are subject to amortization are also reviewed in each reporting period to determine if the carrying value might be impaired. The method for determining if impairment has occurred requires estimates of future cash flows and the Company's weighted average cost of capital. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset and earnings in that period.

(In thousands of dollars)       FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                    ENDED JUNE 30,                 ENDED JUNE 30,
                               -----------------------       -----------------------
                                 2002           2001           2002           2001
                               --------       --------       --------       --------
Net revenues                   $ 15,649       $ 15,974       $ 31,538       $ 30,961
Gross profit                      6,882          6,550         13,690         12,510
Gross profit %                       44%            41%            43%            40%
Operating expenses                5,687          5,566         11,089         10,313
Operating expense %                  36%            35%            35%            33%
Interest and other expense          (95)          (104)          (191)          (300)
Income before taxes               1,100            880          2,410          1,897
Income tax expense                 (440)          (383)          (964)          (820)
Net income                     $    660       $    497       $  1,446       $  1,077

VIRBAC CORPORATION                                                       PAGE 16

                               OTHER INFORMATION

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

Net Revenues: Net revenues decreased by approximately $325,000 or 2% for the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001 due to decreased sales in the Consumer Brands and PM Resources segments, partially offset by increased sales in the Veterinary segment. Specifically, net revenues by segment were as follows:


       (In thousands of dollars)     FOR THE THREE MONTHS
                                      ENDED JUNE 30, 2002               CHANGE
                                     ---------------------     ----------------------
                                       2002         2001       DOLLARS           %
                                     --------     --------     --------      --------
            Veterinary               $  8,320     $  6,596     $  1,724            26%
            Consumer Brands             3,808        5,039       (1,231)          (24%)
            PM Resources                3,521        4,339         (818)          (19%)
                                     --------     --------     --------
               Totals                $ 15,649     $ 15,974     $   (325)           (2%)
                                     ========     ========     ========

         o Veterinary net revenues were up due to higher sales of parasiticide, dermatology and dental products.

         o Consumer Brand net revenues were down due to lower sales in all product categories. This segment is experiencing extreme competitive pressures within the segment and from outside the segment. The Company is in the process of seeking new profitable sales opportunities outside the pet store sales channel. Namely, the Company will be seeking sales opportunities in the grocery, drug and discount channels.

         o PM Resources net revenues were down because the Company's strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to internal products, which temporarily has reduced sales. In addition, some contract sales volume shipped in the second quarter last year will not be shipped until the third quarter 2002.

Gross Profit: Gross profit increased by $332,000 or 5%. The gross profit increase was attributable to a more favorable mix of products sold, partially offset by an increase in the Company's obsolescence and excess inventory reserve. The gross profit as a percentage of net revenues increased from 41% to 44%. Specifically, gross profit by segment was as follows:


            (In thousands of dollars)               FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------
                                                   GROSS                      GROSS         DOLLAR
                                       2002       PROFIT %        2001       PROFIT %       CHANGE
                                     --------     --------      --------     --------      --------
            Veterinary               $  4,784           58%     $  3,737           57%     $  1,047
            Consumer Brands             1,235           32%        1,950           39%         (715)
            PM Resources                  863           25%          863           20%          -0-
                                     --------                   --------                   --------
               Totals                $  6,882           44%     $  6,550           41%     $    332
                                     ========                   ========                   ========

VIRBAC CORPORATION                                                       PAGE 17

                               OTHER INFORMATION


         o Veterinary gross profit increased primarily due to increases in sales volume in the parasiticide line. This category delivers higher gross margins than the other veterinary categories. Partially offsetting the favorable mix was a $119,000 increase in the Company's obsolescence and excess inventory reserve principally related to nutraceutical products.

         o Consumer Brands gross profit decreased due to lower net revenues and an increase in the inventory obsolescence reserve. The lower volume accounted for $399,000 of the decreased gross profit. In addition, the Company increased its inventory obsolescence and excess inventory reserve in this segment by $401,000, principally due to reduced demand for some of the segment's pesticide products. These two unfavorable variances were partially offset by lower production costs. The Company expects the Consumer Brands gross profit to range between 32% and 35% for the remainder of the year.

         o PM Resources gross profit remained constant as lower sales in the segment were totally offset by a favorable mix of products sold.

Operating Expenses: Operating expenses have increased $121,000 or 2% for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. As a percent of sales, operating expenses increased to 36% compared to 35% in the year earlier quarter. Selling, general and administrative expenses ("SGA") accounted for almost all of the increase in the operating expenses for the quarter increasing by $256,000. Of this increase, $200,000 was incurred as a result of an effort to purchase the animal health business of a competitor. After careful due diligence and preliminary negotiations, the parties could not reach an agreement and the transaction was abandoned. Offsetting this increase was decreased amortization expense of $117,000 for goodwill and indefinite-lived assets, which was due to the adoption of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. The remaining SGA variance was primarily due to sales and marketing costs associated with the launch of new products. Research and development expenses decreased by $61,000 for the quarter due to the Company canceling a project that did not hold the promise of an appropriate return for the investment. Research and development expenses in the third and fourth quarters will be higher, as the Company will focus on other more promising projects. The Company expects research and development expenses to be approximately 6% to 7% of sales for the remainder of fiscal 2002. Warehouse and distribution expenses were down by $74,000 compared to the year earlier quarter. The decreased distribution costs were due to decreased sales volume in the quarter and more efficient distribution operations in the quarter.

Interest Expense and Other Income (Expense): Interest expense was lower for the quarter than the prior year primarily due to lower interest rates in 2002 as compared with 2001. The interest rate on the Company's debt agreement was 6% at June 30, 2001 as compared with 4.00% at June 30, 2002.

Taxes: The Company has available net operating loss carryforwards totaling approximately $2.4 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense in the quarter ended June 30, 2002 and June 30, 2001 of $440,000 and $383,000 respectively, which reflects a 40% effective tax rate for 2002 and a 43% tax rate for 2001. The effective tax rate has declined in 2002 because the Company no longer amortizes goodwill or indefinite lived intangible assets for book purposes.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

NET REVENUES: Net revenues increased by approximately $577,000, or 2% for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 due to increased Veterinary sales, which were partially offset by decreased sales in the Consumer Brands and PM Resources segments. Specifically, net revenues by segment were as follows:

VIRBAC CORPORATION                                                       PAGE 18

                               OTHER INFORMATION


       (In thousands of dollars)      FOR THE SIX MONTHS
                                      ENDED JUNE 30, 2002              CHANGE
                                     ---------------------     ----------------------
                                       2002         2001       DOLLARS           %
                                     --------     --------     --------      --------
            Veterinary               $ 16,749     $ 12,943     $  3,806            29%
            Consumer Brands             8,340       10,122       (1,782)          (18%)
            PM Resources                6,449        7,896       (1,447)          (18%)
                                     --------     --------     --------
               Totals                $ 31,538     $ 30,961     $    577             2%
                                     ========     ========     ========

         o Veterinary net revenues were up due to higher sales of parasiticide, dermatology and dental products.

         o Consumer Brand net revenues were down due to lower sales in all product categories. This segment is experiencing extreme competitive pressures within the segment and from outside the segment. The Company is in the process of seeking new profitable sales opportunities outside the pet store sales channel. Namely, the Company will be seeking sales opportunities in the grocery, drug and discount channels.

         o PM Resources net revenues were down because the Company's strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to internal products, which temporarily has reduced sales. In addition, some contract sales volume recorded in the second quarter last year will be shipped in the third quarter 2002.

Gross Profit: Gross profit increased by $1.2 million or 9%. The gross profit increase was attributable to a more favorable mix of products sold, partially offset by unfavorable production costs and an increase in the Company's obsolescence and excess inventory reserve. The gross profit as a percentage of net revenues increased from 40% to 43%. Specifically, gross profit by segment was as follows:



            (In thousands of dollars)               FOR THE SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------
                                                   GROSS                      GROSS         DOLLAR
                                       2002       PROFIT %        2001       PROFIT %       CHANGE
                                     --------     --------      --------     --------      --------
            Veterinary               $  9,716           58%     $  7,158           55%     $  2,558
            Consumer Brands             2,730           33%        3,955           39%       (1,225)
            PM Resources                1,244           19%        1,397           18%         (153)
                                     --------                   --------                   --------
               Totals                $ 13,690           43%     $ 12,510           40%     $  1,180
                                     ========                   ========                   ========


o Veterinary gross profit increased primarily due to increases in sales volume in the parasiticide line. This category delivers higher gross margins than the other veterinary categories.

o Consumer Brands gross profit decreased due to lower net revenues and higher production costs. The lower volume accounted for $584,000 of the decreased gross profit. In addition, the Company increased its obsolescence and excess inventory reserve in this segment by $401,000, principally due to reduced demand for some of the segment's pesticide products. The gross profit further decreased due to higher production costs that were not passed on to the Company's customers. The Company expects the Consumer Brands gross profit percentage to range between 32% and 35% for the remainder of the year.

o PM Resources gross profit decreased due to lower sales that were somewhat offset by a favorable mix

VIRBAC CORPORATION                                                       PAGE 19

                               OTHER INFORMATION


         of products sold. The lower volume accounted for $279,000 of the variance and the more favorable mix accounted for $126,000 of the variance.

Operating Expenses: Operating expenses increased $776,000 or 8% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. As a percent of sales, operating expenses increased to 35% compared to 33% in the year earlier period. Selling, general and administrative expenses ("SGA") increased by $760,000. Of this increase, $200,000 was incurred as a result of an effort to purchase the animal health business of a competitor. After careful due diligence and preliminary negotiations, the parties could not reach an agreement and the transaction was abandoned. Offsetting this increase was decreased amortization expense of $210,000 for goodwill and indefinite-lived assets, which is due to the adoption of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. The remaining SGA variance was primarily due to sales and marketing costs associated with the launch of new products. Research and development expenses decreased by $12,000 for the six months ended June 30, 2002 due to the Company canceling a project that did not hold the promise of an appropriate return for the investment. Research and development expenses in the third and fourth quarters will be higher, as the Company will focus on other more promising projects. The Company expects research and development expenses to be approximately 6% to 7% of sales for the remainder of fiscal 2002.

Interest Expense and Other Income (Expense): Interest expense was lower for the six months ended June 30, 2002 than the prior year primarily due to lower interest rates in 2002 as compared with 2001.

Taxes: The Company has available net operating loss carryforwards totaling approximately $2.4 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense for the six months ended June 30, 2002 and June 30, 2001 of $964,000 and $820,000, respectively, which reflects a 40% effective tax rate for 2002 and a 43% tax rate for 2001. The effective tax rate has declined in 2002 because the Company no longer amortizes goodwill or indefinite-lived intangible assets for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002, $1.3 million of cash was provided by operations. Of this amount, $1.4 million came from net income with the remaining operating cash flow items tending to offset each other. Working capital consumed $2.1 million of operating cash flows with most of the increases in this area due to an increase in inventory and a decrease in accounts payable. The inventory increase is due to having larger than normal balances on hand for new product launches. The Company typically carries an excess of inventory for one year after a new product is launched. This is done to cover variances in expected demand for the product.

         Cash flows used in investing activities during the six months ended June 30, 2002 include cash costs related to capital improvements at the Company's St. Louis and Fort Worth facilities.

         Cash flows used in financing activities during the six months ended June 30, 2002 primarily reflect net decreases in borrowing under the revolving credit facility. This credit facility is used to fund the growth in accounts receivable and inventory.

         The Company's revolving credit facility contains financial covenants including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At June 30, 2002, the Company was in compliance with such covenants.

         On April 4, 2001, the Company and the bank entered into an amendment of the revolving credit facility that extended the expiration date of the agreement until July 31, 2003 and increased the facility to $12.1 million. The Company was required to repay $250,000 per month commencing August 31, 2001 until November 30, 2001 when the credit facility was $11.1 million. Beginning February 28, 2002, the Company is required to repay

VIRBAC CORPORATION                                                       PAGE 20

                               OTHER INFORMATION


$150,000 each quarter until the amount available under the facility is $8.0 million. At June 30, 2002, $1.6 million was available under the facility and the interest rate was 4.00%.

         Management has begun to negotiate an amendment to its revolving credit agreement to extend the term beyond the expiration date of July 31, 2003. Management believes that it will be successful in extending the term of the agreement at terms substantially similar or better than the existing agreement.

         Management believes that the Company will have sufficient cash to meet the needs of its current operations for at least the next twelve months from cash flows from current operations and from existing financing facilities. In addition, the Company will be placing particular emphasis on reducing inventories and receivables through the end of 2002.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. The Company expects capital expenditures to be approximately $750,000 for the remainder of the year.

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



NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 141 and 142 ("FAS 141" and "FAS 142"). FAS 141 requires all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires a reassessment of a company's preexisting acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. The adoption of FAS 141 did not have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows. FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS
142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. FAS No. 142 requires a transitional goodwill impairment test and an annual goodwill impairment test. The Company completed the first phase of the transitional goodwill impairment test during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second phase is not necessary. The Company anticipates performing its annual goodwill and indefinite-lived intangibles impairment tests during the fourth quarter of 2002.

         Effective January 1, 2002, the Company adopted SFAS No. 144 ("FAS 144"), "Accounting for the Impairment of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on our consolidated financial position, consolidated results of operations and cash flows.

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

VIRBAC CORPORATION                                                       PAGE 21

                               OTHER INFORMATION


         FAS 143 will be effective for financial statements for the year beginning January 1, 2003. The Company has determined that the effect of FAS 143 will be immaterial to its consolidated financial position or results of operations.

QUARTERLY EFFECTS AND SEASONALITY

         The results of operations of certain products in the Veterinary product line, including Virbac's flea and tick collars, have been seasonal with a lower volume of its sales and earnings being generated during the Company's first and fourth fiscal quarters. The results of operations of the Company's Consumer Brands segment have also been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's fourth quarter. PM Resources operations are highly dependent on weather, livestock economics and the timing of orders.



ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

         The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At June 30, 2002, the Company had $9.2 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the three-month period ended June 30, 2002, the Company would have experienced additional interest expense of $23,000 for this three-month period. This assumes no change in the principal or a reduction of such indebtedness.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on April 25, 2002. At the meeting, the shareholders elected the following individuals as members of the Board of Directors: Alec Poitevint, II and Jean-Noel Willk.

         The voting results of the election of directors voted upon at the meeting are as follows:

                                                       WITHHELD
                     NOMINEE:          VOTES FOR       AUTHORITY
                     --------          ----------      ---------
                  Alec Poitevint       21,567,828        63,819
                  Jean-Noel Willk      21,576,889        54,758



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None

VIRBAC CORPORATION                                                       PAGE 22

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION


/s/ Joseph A. Rougraff
------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
August 8, 2002

                               INDEX TO EXHIBITS

EXHIBIT
   NO.         DESCRIPTION
-------        -----------
99.1           Certification Pursuant to Section 1350 of Chapter 63 of Title 18
               of the United States Code - Chief Executive Officer

99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer