Form 10-Q
period 2002-09-30
VIRBAC CORP
filed 2002-11-13
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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


The number of shares of common stock outstanding at November 8, 2002 is 22,100,965 shares.

VIRBAC CORPORATION



                                      INDEX



                                                                                  PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheets -
      September 30, 2002 and December 31, 2001                                      3

     Consolidated Statements of Income -
      Three months and nine months ended September 30, 2002 and 2001                4

     Consolidated Statements of Cash Flows -
       Nine months ended September 30, 2002 and 2001                                5

     Consolidated Statement of Shareholders' Equity -
       Nine months ended September 30, 2002                                         6

     Notes to Consolidated Financial Statements                                     7

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             14

Item 3.     Qualitative And Quantitative Disclosures About Market Risk             21

Item 4.     Disclosure Controls and Procedures                                     21

PART II OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                    22

Item 6.     Exhibits and Reports on Form 8-K                                       22

Signature and Certifications                                                       22

Exhibit 10 - Fourth Amendment to Credit Agreement dated as of August 7, 2002       25

Exhibit 99.1  - Certification Pursuant to Section 1350 of Chapter 63 of
                   Title 18 of The United States Code                              46

Exhibit 99.2  - Certification Pursuant to Section 1350 of Chapter 63 of
                   Title 18 of The United States Code                              47


VIRBAC CORPORATION

PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (UNAUDITED)     PAGE 3
--------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,     DECEMBER 31,
(in thousands except per share amounts)                                  2002             2001
                                                                    -------------    -------------
ASSETS
Current assets:
Cash and cash equivalents                                           $         244    $         477
Accounts receivable, (net of an allowance of $194 and $124,
   respectively)                                                           13,718           12,905
Accounts receivable - Virbac SA                                               566            1,170
Inventories, net                                                           12,606           13,932
Deferred income taxes                                                         953            2,535
Prepaid expenses and other assets                                           1,511            1,338
                                                                    -------------    -------------
Total current assets                                                       29,588           32,357

Property, plant and equipment, net                                         12,766           12,659
Goodwill and other intangibles, net                                         8,159            7,152
Deferred income taxes                                                       1,885            1,885
Other assets                                                                  306              315
                                                                    -------------    -------------
Total assets                                                        $      52,704    $      54,368
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                   $           4    $         600
Accounts payable
         Trade                                                              4,034            5,059
         Virbac SA                                                             21              982
Accrued property taxes                                                        284              198
Accrued expenses                                                            2,650            1,597
                                                                    -------------    -------------
Total current liabilities                                                   6,993            8,436

Long-term debt                                                              6,249            9,700
Unearned product license fees                                               6,000            5,395

Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock ($.01 par value; 38,000 shares
authorized; 22,116 and 22,055, respectively issued)                           221              221
Additional paid-in capital                                                 35,132           34,938
Treasury stock at cost (18 and 28 shares, respectively)                       (67)            (105)
Accumulated deficit                                                        (1,824)          (4,217)
                                                                    -------------    -------------
                                                                           33,462           30,837
                                                                    -------------    -------------
Total liabilities and shareholders' equity                          $      52,704    $      54,368
                                                                    =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)               PAGE 4
--------------------------------------------------------------------------------


(in thousands except per share data)     FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                       ------------------------    ------------------------
                                          2002          2001          2002           2001
                                       ----------    ----------    ----------    ----------
 Net revenues                          $   15,883    $   14,695    $   47,421    $   45,656
 Cost of goods sold                         9,153         8,518        27,001        26,969
                                       ----------    ----------    ----------    ----------
 Gross profit                               6,730         6,177        20,420        18,687

 Operating Expenses:
 Selling, general and administrative        3,949         4,335        12,422        12,048
 Research and development                     630           791         2,067         2,240
 Warehouse and distribution                   527           544         1,706         1,695
                                       ----------    ----------    ----------    ----------
 Total operating expenses                   5,106         5,670        16,195        15,983

 Income from operations                     1,624           507         4,225         2,704
 Interest expense                             (80)         (150)         (278)         (490)
 Other income (expense)                        (1)            3             6            43
                                       ----------    ----------    ----------    ----------

 Income before income tax expense           1,543           360         3,953         2,257
 Income tax expense                          (596)         (154)       (1,560)         (974)
                                       ----------    ----------    ----------    ----------

 Net income                            $      947    $      206    $    2,393    $    1,283
                                       ==========    ==========    ==========    ==========

Earnings Per Share:
 Basic income per share                $     0.04    $     0.01    $     0.11    $     0.06
                                       ==========    ==========    ==========    ==========
 Diluted income per share              $     0.04    $     0.01    $     0.10    $     0.06
                                       ==========    ==========    ==========    ==========

 Basic shares outstanding                  22,116        22,040        22,098        22,033
 Diluted shares outstanding                22,886        22,645        22,877        22,651


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION


             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)            PAGE 5
--------------------------------------------------------------------------------

(in thousands)                                                             FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                            2002          2001
                                                                         ----------    ----------
OPERATING ACTIVITIES
Net income                                                               $    2,393    $    1,283
Adjustments to reconcile net income to net cash provided by, (used
  in) operating activities:
Depreciation and amortization                                                   988         1,263
Provision for excess and obsolete inventories                                   586
Recognition of unearned product license fees                                    (45)
Deferred income tax expense                                                   1,582           974
Issuance of stock to directors as compensation                                   63            21
Changes in operating assets and liabilities:
Increase in accounts receivable                                                (199)       (4,065)
Decrease in inventories                                                         740           153
Increase, (decrease) in prepaid expenses and other                             (173)           56
Decrease in accounts payable                                                 (1,162)         (243)
Increase, (decrease) in accrued expenses                                      1,139          (605)
                                                                         ----------    ----------
Net cash provided by, (used in) operating activities                          5,912        (1,163)
                                                                         ----------    ----------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                    (1,077)         (432)
Purchase of product licenses                                                 (1,025)         (606)
Receipt of product license fees                                                 650           150
Other                                                                             9          (195)

                                                                         ----------    ----------
Net cash used in investing activities                                        (1,443)       (1,083)
                                                                         ----------    ----------

FINANCING ACTIVITIES
Proceeds from long-term debt                                                  7,959         9,792
Repayment of long-term debt                                                 (12,006)       (8,345)
Change in outstanding checks in excess of funds on deposit                     (824)          522
Issuance of common stock                                                        169            24

                                                                         ----------    ----------
Net cash (used in), provided by financing activities                         (4,702)        1,993
                                                                         ----------    ----------

Decrease in cash and cash equivalents                                          (233)         (253)
Cash and cash equivalents, beginning of period                                  477           272
                                                                         ----------    ----------

Cash and cash equivalents, end of period                                 $      244    $       19
                                                                         ==========    ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)       PAGE 6
--------------------------------------------------------------------------------


In thousands                           Common Stock                                Treasury Stock
                                 -------------------------                 --------------------------
                                                             Additional
                                   Number          Par         Paid-In       Number                      Accumulated
                                  of Shares       Value        Capital      of Shares        Amount        Deficit          Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at
December 31, 2001                     22,055   $       221   $    34,938            28    $      (105)   $    (4,217)   $    30,837

Shares issued to directors                 6                          43            (5)            20                   $        63

Shares issued for stock
  compensation plans                      55                         151            (5)            18                   $       169

Net Income                                                                                                     2,393    $     2,393
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at
September 30, 2002                    22,116   $       221   $    35,132            18    $       (67)   $    (1,824)   $    33,462
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2001 Form 10-K as filed with the Securities and Exchange Commission.


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

2.       INVENTORIES (in thousands)

         Inventories consist of the following:

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                              2002             2001
                                                                         -------------    -------------
               Raw materials                                             $       4,184    $       7,437
               Finished goods                                                    8,962            6,940
                                                                         -------------    -------------
                                                                                13,146           14,377
               Less:  reserve for excess and obsolete inventories                 (540)            (445)
                                                                         -------------    -------------
                                                                         $      12,606    $      13,932
                                                                         =============    =============

VIRBAC CORPORATION                                                        PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       LONG-TERM DEBT (in thousands)


                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2002              2001
                                                                                   -------------    -------------
Revolving credit facility with a financial institution based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate,
with interest varying based upon covenant ratios (3.62% as of September 30, 2002)  $       6,237    $      10,300

Installment credit loan due September 2006, secured by an automobile with no
interest                                                                                      16
                                                                                   -------------    -------------
                                                                                           6,253           10,300

Less:  current maturities                                                                     (4)            (600)
                                                                                   -------------    -------------
                                                                                   $       6,249    $       9,700
                                                                                   =============    =============

         The revolving credit facility contains financial covenants including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At September 30, 2002, the Company was in compliance with these covenants.

         On August 7, 2002, the revolving credit facility was amended to extend the expiration date to July 31, 2005 and increase the amount available under the facility from $10.8 million to $12.0 million. There are no principal payments due until July 2005 when the full amount outstanding will be due and payable. At September 30, 2002, $5.8 million was available under the credit facility and the interest rate was 3.62%.

4.       STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years.

         On February 25, 2002, the Board of Directors granted 86,000 options to employees at the exercise price of $5.00, which was the market value of the Company's stock on February 25, 2002. These options vest ratably over three years from the dates of grant and will expire ten years from the grant date. For the nine months ended September 30, 2002, 60,000 options were exercised. Of the options exercised, 55,000 were issued from previously unissued shares and 5,000 shares were reissued from treasury shares.

         During the nine months ended September 30, 2002, 6,000 shares were issued from previously unissued shares and 5,000 shares were reissued from treasury shares as compensation to non-employee directors of the Company. Compensation expense of approximately $63,000 was recorded based on the market price of the Company's shares at the date of issuance.

VIRBAC CORPORATION                                                        PAGE 9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ADJUSTMENT OF MERGER SHARES

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA ("VBSA"), a French veterinary pharmaceutical manufacturer, and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of September 30, 2002, 274,000 pre-merger options were outstanding. During the first nine months of 2002, 5,000 shares were issued for pre-merger options exercised; however, since these shares were issued from treasury stock, no shares were issued to VBSA. No newly issued shares will be issued to VBSA as long as treasury shares are available to satisfy these pre-merger obligations.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company was committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products and the Company's future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimates those costs to be approximately $1.4 million and they will be recorded as research and development expense in the periods in which they are incurred. The Company began to amortize its payments to the third party over the period of expected future benefit in the second quarter of 2001.

         Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, the Company determined that the $3.2 million previously paid to the third party has an indefinite life and will not be amortized. Instead, these costs will be reviewed for impairment each year in accordance with the Company's policy.

PFIZER AGREEMENT

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. In September 2002, the Company received an additional payment of $0.7 million because a regulatory milestone had been achieved. These product license fees will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined, and payments received have been reflected as unearned product license fees in the September 30, 2002 and December 31, 2001 Balance Sheet.

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

         The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's annual report 10-K. In evaluating segment performance (excluding PM Resources), management focuses on income from operations excluding depreciation, amortization, interest, other expenses (income), and taxes. All intercompany sales and transfers to the reportable segments are at cost. Such sales are eliminated in consolidation. Total assets are monitored by the Company's corporate personnel (except for accounts receivable which is reviewed by Veterinary and Consumer Brands segments). Management separately monitors PM Resources' results and total assets. The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                       Consumer      PM                        Consolidated
(in thousands)                                            Veterinary    Brands    Resources   Administration       Total
                                                          ----------   --------   ---------   --------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
Net revenues                                                 7,524       3,892       4,467                           15,883
Income (loss) from operations                                2,449         174         891           (1,890)          1,624
Interest expense, other income, and tax expense, net                                                                   (677)
Net income                                                                                                              947

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
Net revenues                                                 5,829       3,899       4,967                           14,695
Income (loss) from operations                                1,370         101       1,053           (2,017)            507
Interest expense, other income, and tax expense, net                                                                   (301)
Net income                                                                                                              206



                                                                       Consumer      PM                        Consolidated
(in thousands)                                            Veterinary    Brands    Resources   Administration       Total
                                                          ----------   --------   ---------   --------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Net revenues                                              $   24,273   $ 12,231   $  10,917                     $   47,421
Income (loss) from operations                                  7,607        757       1,618        (5,757)           4,225
Interest expense, other income, and tax expense, net                                                                (1,832)
Net income                                                                                                           2,393

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Net revenues                                              $   18,760   $ 14,033   $  12,863                     $   45,656
Income (loss) from operations                                  4,964      1,671       1,232        (5,163)           2,704
Interest expense, other income, and tax expense, net                                                                (1,421)
Net income                                                                                                           1,283

VIRBAC CORPORATION                                                       PAGE 11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

         The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amount outstanding under the revolving line of credit. At any given point in time, the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as accounts payable-trade in the amounts of $0.8 million and $1.1 million at September 30, 2002 and December 31, 2001, respectively.

8.       INCOME TAXES

         As of September 30, 2002, the Company has available net operating loss carryforwards totaling approximately $0.8 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

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

10.      INTANGIBLE ASSETS AND GOODWILL

         Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standard ("FAS") No. 141, and effective January 1, 2002, the Company adopted the full provisions of FAS No. 141 and FAS No. 142. FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill acquired prior to June 30, 2001 using the criteria of FAS No. 141, which resulted in no changes in the classification of goodwill at January 1, 2002. FAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents have determinable lives and product rights and other intangibles have indeterminate lives.

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

VIRBAC CORPORATION                                                       PAGE 12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(in thousands)                             THREE MONTHS     NINE MONTHS
                                               ENDED           ENDED
                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                2001            2001
                                           -------------   -------------
Net income:
  Reported net income                         $    206        $   1,283
  Goodwill amortization                             25              120
  Indefinite-lived asset amortization               29               51
  Adjusted net income                              260            1,454

Basic earnings per share:
  Reported earnings per share                 $   0.01        $    0.06
  Goodwill amortization                       $   0.00        $    0.01
  Intangible assets not amortized             $   0.00        $    0.00
  Adjusted earnings per share                 $   0.01        $    0.07

Diluted earnings per share:
  Reported earnings per share                 $   0.01        $    0.06
  Goodwill amortization                       $   0.00        $    0.00
  Intangible assets not amortized             $   0.00        $    0.00
  Adjusted earnings per share                 $   0.01        $    0.06

         For the nine months ended September 30, 2002, no goodwill or other intangible assets were impaired or disposed. Goodwill and other intangibles, net consisted of the following:

         Acquired Intangible Assets:

(in thousands)                              AS OF SEPTEMBER 30, 2002                    AS OF DECEMBER 31, 2001
                                         -----------------------------              ------------------------------
                                          GROSS                                      GROSS
                                         CARRYING         ACCUMULATED               CARRYING          ACCUMULATED
                                          AMOUNT          AMORTIZATION               AMOUNT           AMORTIZATION
                                         --------         ------------              --------          ------------
Amortized intangible assets:
         Patents                          $  372               $79                   $  347               $61

Unamortized intangible assets:
         Product rights and other         $4,600                                     $3,600


         Goodwill:

(in thousands)                                                       CONSUMER
                                                    VETERINARY         BRANDS          TOTAL
Goodwill, net at December 31, 2001                  $   2,254        $   1,012       $   3,266
Goodwill, net at September 30, 2002                 $   2,254        $   1,012       $   3,266


         Amortization expense for patents is expected to be $23,000 per year for each of the next five years.

VIRBAC CORPORATION                                                       PAGE 13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.      NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 144 ("FAS 144"), "Accounting for the Impairment of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on the Company's consolidated financial position, consolidated results of operations or cash flows.

         In September 2001, the Financial Accounting Standards Board concluded deliberations and unanimously voted to issue SFAS No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value.

         FAS 143 will be effective for financial statements for the year beginning January 1, 2003. The Company has determined that the effect of FAS 143 is expected to be immaterial to its consolidated financial position, consolidated results of operations or cash flows.

         Effective June 2002, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 146 ("FAS 146"), "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and/or disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and the SEC has set forth in the Staff Accounting Bulletin (SAB) 100, "Restructuring and Impairment Charges". The initial adoption of this accounting requirement is expected to be immaterial to its consolidated financial position, consolidated results of operations or cash flows.

VIRBAC CORPORATION                                                       PAGE 14

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

RESULTS OF OPERATIONS

         The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates and judgements, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Management bases its assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

VIRBAC CORPORATION                                                       PAGE 15

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

                 (In thousands of dollars)            FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                   -------------------------     -------------------------
                                                      2002           2001           2002           2001
                                                   ----------     ----------     ----------     ----------
                  Net revenues                     $   15,883     $   14,695     $   47,421     $   45,656
                  Gross profit                          6,730          6,177         20,420         18,687
                  Gross profit %                           42%            42%            43%            41%
                  Operating expenses                    5,106          5,670         16,195         15,983
                  Operating expense %                      32%            39%            34%            35%
                  Interest and other expense              (81)          (147)          (272)          (447)
                  Income before taxes                   1,543            360          3,953          2,257
                  Income tax expense                     (596)          (154)        (1,560)          (974)
                  Net income                       $      947     $      206     $    2,393          1,283


QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

Net Revenues: Net revenues increased by approximately $1.2 million or 8% for the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001 due to increased sales in the Veterinary segment, which were partially offset by decreased sales in the Consumer Brands and PM Resources segments. Specifically, net revenues by segment were as follows:

VIRBAC CORPORATION                                                       PAGE 16


                                           FOR THE THREE MONTHS
                 (In thousands of dollars)  ENDED SEPTEMBER 30,
                                                    2002                CHANGE
                                           --------------------   ------------------
                                            2002       2001       DOLLARS       %
                                           -------   -------      -------    -------
                 Veterinary                $ 7,524   $ 5,829      $ 1,695      29%
                 Consumer Brands             3,892     3,899           (7)      0%
                 PM Resources                4,467     4,967         (500)    (10)%
                                           -------   -------      -------
                   Totals                  $15,883   $14,695      $ 1,188       8%
                                           =======   =======      =======


         o Veterinary net revenues were up mostly due to higher sales of parasiticide and dermatology products. Dermatology product sales were driven by growth in new products such as Allermyl; revenues in this category rose by $0.5 million or 20%. Parasiticide products were up by 84% or $0.9 million. This category's growth also comes from new products such as Iverhart Plus and the Company's flea and tick control products.

         o Consumer Brands net revenues were down due to lower sales in all product categories except Pet Tabs which almost completely offset the other sales shortfalls. This segment is experiencing extreme competitive pressures within the pet store sales channel and from competing products sold by mass-market stores. The Company is in the process of seeking new profitable sales opportunities outside the pet store sales channel. In particular, the Company will be seeking sales opportunities in mass-market stores such as grocery, drug and discount channels.

         o PM Resources net revenues were down because of the initial introduction of the livestock pour-on product, which occurred in 2001. Typically, when a new product is launched, the distributors buy an amount for normal inventory plus an extra amount to fill immediate demand. As a result, net revenues in the third quarter 2001 were about $0.4 million higher than in the same quarter of 2002.

Gross Profit: Gross profit increased by $553,000 or 9%. The increase in gross profit increase was attributable to increased net revenues and a more favorable mix of products sold. Gross profit as a percentage of net revenues remained unchanged at 42%. Specifically, gross profit by segment was as follows:




                    (In thousands of dollars)            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------
                                                           GROSS                      GROSS        DOLLAR
                                               2002       PROFIT %        2001       PROFIT %      CHANGE
                                             --------     --------      --------     --------      --------
                    Veterinary               $  4,422           59%     $  3,425           59%     $    997
                    Consumer Brands             1,135           29%        1,391           36%         (256)
                    PM Resources                1,173           26%        1,361           27%         (188)
                                             --------                   --------                   --------
                       Totals                $  6,730           42%     $  6,177           42%     $    553
                                             ========                   ========                   ========


o Veterinary gross profit increased almost entirely due to increases in sales volume in the parasiticide and dermatology categories. Gross margins in these categories are typically 65% to 70% and are higher than the other veterinary categories.

o Consumer Brands gross profit decreased almost entirely due to higher price competition in this segment. The Company expects the Consumer Brands gross profit to range between 30% and 33% for

VIRBAC CORPORATION                                                       PAGE 17


         the remainder of the year.

o PM Resources gross profit decreased due to lower sales volume and an unfavorable mix of products sold. The lower volume accounted for $131,000 of the variance and the poor mix accounted for $57,000 of the variance. The Company expects gross profits to range between 15% and 20% for the fourth quarter 2002 due to an unfavorable mix of products expected to be sold.

Operating Expenses: Operating expenses have decreased $564,000 or 10% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. As a percent of sales, operating expenses decreased to 32% compared to 39% in the year earlier quarter. Selling, general and administrative expenses ("SGA") accounted for $386,000 of the decrease in the operating expenses for the quarter. In 2001, the Company incurred large launch costs associated with Iverhart Plus of about $500,000; similar costs were not incurred in 2002. In addition, amortization expense for goodwill and indefinite-lived assets decreased by $126,000, due to the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Research and development expenses decreased by $161,000 compared to the corresponding quarter in 2001, due to the Company canceling a project that did not hold the promise of an appropriate return for the investment. Research and development expenses in the fourth quarter will be higher, as the Company will focus on other more promising projects. The Company expects research and development expenses to be approximately 6% to 7% of sales for the next several quarters. Warehouse and distribution expenses were down by $17,000 compared to the corresponding quarter in 2001. The decreased distribution costs were due to increased efficiency.

Interest Expense and Other Income (Expense): Interest expense was lower for the quarter than the prior year due to lower interest rates and borrowings in 2002 as compared with 2001. The interest rate on the Company's debt agreement was 5.25% at September 30, 2001 as compared with 3.62% at September 30, 2002.

Taxes: The Company has available net operating loss carryforwards totaling approximately $0.8 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense in the quarter ended September 30, 2002 and September 30, 2001 of $596,000 and $154,000, respectively, which reflects a 39% effective tax rate for 2002 and a 43% tax rate for 2001. The effective tax rate has declined in 2002 because the Company no longer amortizes goodwill or indefinite-lived intangible assets for financial reporting purposes.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES: Net revenues increased by approximately $1.8 million, or 4% for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 due to increased Veterinary sales, which were partially offset by decreased sales in the Consumer Brands and PM Resources segments. Specifically, net revenues by segment were as follows:

VIRBAC CORPORATION                                                       PAGE 18



                                                       FOR THE NINE MONTHS
                   (In thousands of dollars)           ENDED SEPTEMBER 30,
                                                                2002                     CHANGE
                                                       ---------------------     ----------------------
                                                         2002         2001       DOLLARS           %
                                                       --------     --------     --------      --------
                    Veterinary                         $ 24,273     $ 18,760     $  5,513          29%
                    Consumer Brands                      12,231       14,033       (1,802)        (13)%
                    PM Resources                         10,917       12,863       (1,946)        (15)%
                                                       --------     --------     --------
                       Totals                          $ 47,421     $ 45,656     $  1,765           4%
                                                       ========     ========     ========

o Veterinary net revenues were up due to higher sales of parasiticide products, which increased by 73%; dermatology products, which increased by 11%; and dental products, which increased by 5%.

o Consumer Brand net revenues were down due to lower sales in all product categories. This segment is experiencing extreme competitive pressures within the pet store sales channel and from competing products sold by mass-market stores. The Company is in the process of seeking new profitable sales opportunities outside the pet store sales channel. Namely, the Company will be seeking sales opportunities in mass-market stores such as grocery, drug and discount channels.

o PM Resources net revenues were down because the Company's strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to internal products, which has reduced sales. In addition, in the third quarter 2001, the livestock pour-on product was launched for sale. Typically, when a new product is launched, the distributors buy an amount for normal inventory plus an extra amount to fill immediate demand. As a result, the net revenues in the third quarter 2001 were about $0.4 million higher than in the same quarter 2002.

Gross Profit: Gross profit increased by $1.7 million or 9%. The increase in gross profit was attributable to increased net revenues and a more favorable mix of products sold, partially offset by lower sales volumes in Consumer Brands and PM Resources, an increase in the Company's obsolescence reserve, and higher production costs in the Consumer Brands segment. Gross profit as a percentage of net revenues increased from 41% to 43%. Specifically, gross profit by segment was as follows:



                    (In thousands of dollars)                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------
                                                                     GROSS                      GROSS         DOLLAR
                                                          2002      PROFIT %        2001       PROFIT %       CHANGE
                                                       --------     --------      --------     --------      --------
                    Veterinary                         $ 14,138           58%     $ 10,667           57%     $  3,471
                    Consumer Brands                       3,865           32%        5,263           38%       (1,398)
                    PM Resources                          2,417           22%        2,757           21%         (340)
                                                       --------                   --------                   --------
                       Totals                          $ 20,420           43%     $ 18,687           41%     $  1,733
                                                       ========                   ========                   ========


o Veterinary gross profit increased primarily due to increases in sales volume in the parasiticide category. This category delivers higher gross margins than the other veterinary categories.

o Consumer Brands gross profit decreased due to lower net revenues and higher production costs. The lower volume accounted for $569,000 of the decreased gross profit. In addition, the Company

VIRBAC CORPORATION                                                       PAGE 18

         increased its obsolescence and excess inventory reserve in this segment by $401,000, principally due to reduced demand for some of the segment's pesticide products. The gross profit further decreased due to higher production costs that were not passed on to the Company's customers. The Company expects the Consumer Brands gross profit percentage to range between 30% and 33% for the remainder of the year.

o PM Resources gross profit decreased due to lower sales that were somewhat offset by a favorable mix of products sold. The lower volume accounted for $431,000 of the variance and the more favorable mix accounted for $91,000 of the variance.

Operating Expenses: Operating expenses increased $212,000 or 1% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. As a percent of sales, operating expenses decreased from 35% in the year earlier period to 34%. Selling, general and administrative expenses ("SGA") increased by $374,000. Of this increase, $200,000 was incurred as a result of an effort to purchase the animal health business of a competitor. After careful due diligence and preliminary negotiations, the parties could not reach an agreement and the transaction was abandoned. Offsetting this increase was decreased amortization expense of $300,000 for goodwill and indefinite-lived assets, which is due to the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. The remaining SGA variance was primarily due to sales and marketing costs associated with the launch of new products. Research and development expenses decreased by $173,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to the Company canceling a project that did not hold the promise of an appropriate return for the investment. Research and development expenses in the fourth quarter will be higher, as the Company will begin work on future products. The Company expects research and development expenses to be approximately 6% to 7% of sales for the remainder of fiscal 2002.

Interest Expense and Other Income (Expense): Interest expense was lower for the nine months ended September 30, 2002 than the prior year due to lower interest rates and borrowings in 2002 as compared with 2001.

Taxes: The Company has available net operating loss carryforwards totaling approximately $0.8 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense for the nine months ended September 30, 2002 and September 30, 2001 of $1.6 million and $974,000, respectively, which reflects a 39% effective tax rate for 2002 and a 43% tax rate for 2001. The effective tax rate has declined in 2002 because the Company no longer amortizes goodwill or indefinite-lived intangible assets for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002, $5.9 million of cash was provided by operations. Of this amount, $2.4 million came from net income, $0.6 million from a provision for inventory obsolescence, $1.0 million from depreciation and amortization, and $1.6 million from the recognition of deferred tax assets. The remaining operating cash flow items tended to offset each other. Working capital provided $0.3 million of operating cash flows with reduced inventories providing most of this cash flow. The Company has made an effort this year to reduce its raw materials inventory and it will continue to focus on this area for improvement. Because it is difficult to predict demand for new products when they are first launched and the Company does not want to experience stock-outs, the Company typically carries larger inventories for new products for one year after their launch. This policy for new products could tend to offset future raw materials inventory reductions the Company may achieve.

         Cash flows used in investing activities during the nine months ended September 30, 2002 include capital improvements at the Company's St. Louis and Fort Worth facilities. The Company also invested in new products to be licensed-in from third parties. The Company received a milestone payment from Pfizer for the registration of Equell. This payment was received under the licensing agreement from August 2000.

VIRBAC CORPORATION                                                       PAGE 20


         Cash flows used in financing activities during the nine months ended September 30, 2002 primarily reflect net repayments of the revolving credit facility. This credit facility is used to fund the growth in accounts receivable and inventory.

         The Company's revolving credit facility contains financial covenants including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At September 30, 2002, the Company was in compliance with such covenants.

         On August 7, 2002, the Company and the financial institution entered into an amendment of the revolving credit facility that extended the expiration date of the agreement until July 31, 2005, increased the amount available under the facility from $10.8 million to $12.0 million and reduced the interest rate by 0.25%. At September 30, 2002, $5.8 million was available under the revolving credit facility and the interest rate was 3.62%.

         Management believes that the Company will have sufficient cash to meet the needs of its current operations for at least the next twelve months from cash flows from current operations and from existing financing facilities. In addition, the Company will be placing particular emphasis on reducing inventories and receivables through the end of 2002.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. The Company expects capital expenditures to be approximately $450,000 for the remainder of the year.

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some or all of which is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. This product license fee will be recognized over the longer of the contract period, 15 years, or the expected period of future benefits. The expected period of future benefits has not yet been determined, and the payments received have been reflected as unearned product license fees in the March 31, 2002 and December 31, 2001 Balance Sheet.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 141 and 142 ("FAS 141" and "FAS 142"). FAS 141 requires all business combinations be accounted for using the purchase method of accounting. FAS 141 also defines acquired intangible assets and requires a reassessment of a company's pre-existing acquired intangible assets and goodwill be evaluated and adjusted to conform with that definition. The adoption of FAS 141 did not have a significant impact on our consolidated financial position, consolidated results of operations and/or our consolidated cash flows. FAS 142 requires goodwill no longer be amortized under any circumstances. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of FAS
142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. FAS 142 requires a transitional goodwill impairment test and an annual goodwill impairment test. The Company completed the first phase of the transitional goodwill impairment test during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second phase is not necessary. The Company anticipates performing its annual goodwill and indefinite-lived intangibles impairment tests during the fourth quarter of 2002.

         Effective January 1, 2002, the Company adopted SFAS No. 144 ("FAS 144"), "Accounting for the Impairment of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of FAS 144 did not have an impact on our consolidated financial position, consolidated results of operations or cash flows.

VIRBAC CORPORATION                                                       PAGE 21


         In June 2001, the Financial Accounting Standards Board concluded deliberations and unanimously voted to issue SFAS No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value.

         FAS 143 will be effective for financial statements for the year beginning January 1, 2003. The Company has determined that the effect of FAS 143 is expected to be immaterial to its consolidated financial position, results of operations or cash flows.

         Effective June 2002, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 146 ("FAS 146"), "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and/or disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and the SEC has set forth in the Staff Accounting Bulletin (SAB) 100, "Restructuring and Impairment Charges". The initial adoption of this accounting requirement is expected to be immaterial to its consolidated financial position, results of operations or cash flows.

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

         The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At September 30, 2002, the Company had $6.2 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the three-month period ended September 30, 2002, the Company would have experienced additional interest expense of $16,000 for this three-month period. This assumes no change in the principal or a reduction of such indebtedness.


ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

VIRBAC CORPORATION                                                       PAGE 22
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION

/s/ Joseph A. Rougraff
------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
November 13, 2002

VIRBAC CORPORATION                                                       PAGE 23

                               OTHER INFORMATION

                                 CERTIFICATION

I, Thomas L. Bell, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Virbac
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas L. Bell
---------------------------
Thomas L. Bell
Chief Executive Officer
November 13, 2002

VIRBAC CORPORATION                                                       PAGE 24

                               OTHER INFORMATION

                                 CERTIFICATION

I, Joseph A. Rougraff, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Virbac
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Joseph A. Rougraff
------------------------------
Joseph A. Rougraff
Chief Financial Officer
November 13, 2002

                               INDEX TO EXHIBITS

EXHIBIT
   NO.        DESCRIPTION
-------       -----------
  10          Fourth Amendment to Credit Agreement

  99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Executive Officer

  99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer