Form 10-K
period 2002-12-31
VIRBAC CORP
filed 2003-03-13
CIK 922814

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange act Rule 12 b-2) YES   NO X

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2002 (computed by reference to the closing price of such stock on the NASDAQ/National Market) was $55,586,082.

                       DOCUMENT INCORPORATED BY REFERENCE*

         Definitive proxy statement for the registrant's 2003 annual meeting of stockholders, in Part III (items 10 - 13).

     * Only certain specified portions of such documents are incorporated by reference in this report.

================================================================================

                               VIRBAC CORPORATION

                                    FORM 10-K

                              CROSS REFERENCE SHEET

    ITEM                                                                                                PAGE
    ----                                                                                                ----
                                                     Part I

     1        Business.........................................................................          1

     2        Properties.......................................................................          7

     3        Legal Proceedings................................................................          7

     4        Submission of Matters to a Vote of Security Holders..............................          8

     4A       Executive Officers of the Registrant.............................................          8

                                                        Part II

     5        Market for Registrant's Common Equity and Related Stockholder Matters............          9

     6        Selected Financial Data .........................................................         10

     7        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................         11

     7A       Quantitative and Qualitative Disclosures About Market Risk.......................         23

     8        Financial Statements and Supplementary Data......................................         23

     9        Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure.........................................................         23

                                                        Part III

     10       Directors and Executive Officers of the Registrant...............................         24

     11       Executive Compensation...........................................................         24

     12       Security Ownership of Certain Beneficial Owners and Management...................         24

     13       Certain Relationships and Related Transactions...................................         24

     14       Controls and Procedures..........................................................         24


                                                        Part IV

     15       Exhibits, Financial Statement Schedules and Reports on Form 8-K..................         25

              Signatures.......................................................................         28

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

         The discussion that follows and the other documents incorporated by reference contain forward-looking information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those stated, including the following:

         o Unanticipated new competitive products or technological entries into the market could adversely affect sales forecasts.

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

         o The Company receives significant support from its majority owner, Virbac S. A. ("VBSA"), including product development; research expenditures made that benefit the Company, short-term borrowings, and worldwide distribution of the Company's products. The Company's results could be adversely affected if VBSA were to reduce this support.

         o The Company could experience a decrease in the demand for its products, which could result in reduced funding available under the Company's lines of credit.

         o Effects of other strategic initiatives, including acquisitions, divestitures, and restructurings.

         o The cost of compliance with newly issued SEC rules and corporate governance initiatives is uncertain and could adversely affect the Company's operating results in future periods.

Stockholders may obtain free of charge copies of the Company's Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission by requesting in writing to Joseph A. Rougraff, Secretary, Virbac Corporation, 3200 Meacham Boulevard, Forth Worth, TX 76137. Copies of all of these documents are also made available free of charge on the Company's website located at www.virbaccorp.com.

BUSINESS OVERVIEW

         Virbac Corporation ("Virbac" or "the Company"), based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticide, and dental products. Its PM Resources division ("PMR"), based in Bridgeton, Missouri, formulates products under private-label and third party contract manufacturing for use in the animal health and specialty chemicals industries. Some of the Company's products are manufactured and distributed under license from Virbac S.A. ("VBSA"), a French veterinary pharmaceutical manufacturer, which since 1999 has indirectly owned approximately 60% of the Company's outstanding common stock. The Company distributes and sells its products throughout the United States and Canada, and, through a distribution agreement with VBSA, in other foreign markets.

         The Company has three reportable segments. The Veterinary segment manufactures and distributes pet health products mainly to veterinarian offices. The Consumer Brands segment manufactures and distributes pet health products to pet stores, farm and fleet stores, and the mass retail market. PMR manufactures and distributes animal health and specialty chemicals under private label brands and for third parties. Detailed operating results for these segments may be found in Footnote 16 to the Company's annual financial statements.

         VBSA had annual sales in 2001 of approximately E.350 million (approximately $350 million at current exchange rates), ranking it among the top ten distributors of animal health products worldwide. VBSA focuses on two segments of the animal health market: the pet and companion animal segment, and the livestock segment. VBSA has 23 subsidiaries and distributes its products in more than 100 countries. VBSA has a multi-million dollar research and development budget for developing new products.

         Virbac also has the exclusive North American manufacturing and distribution rights to any new or existing products developed by VBSA intended for companion animals and livestock, for which it pays royalties to VBSA ranging from 2.5% to 6% of its sales of such products. In 2002 and 2001, those royalties totaled $0.1 million and $0.2 million, respectively. In 2000, VBSA reimbursed the Company $400,000 for costs incurred by the Company in readying VBSA products for distribution in North America. Beginning in 2001, the Company was responsible for all such costs.

PRODUCTS

         The Company's products are used to promote the health and hygiene of companion animals - principally, dogs, cats, and fish. The principal products manufactured by the Company include:

         o Dermatological products for dogs and cats, including anti-itch, anti-microbial, and anti-inflammatory lotions and shampoos,

         o Oral hygiene products for dogs and cats, including toothpaste and toothbrushes, sprays, and enzymatic rawhide chews,

         o Flea and tick products, including collars, shampoos, dip concentrates, and oral rinses,

         o    Canine heartworm preventatives,

         o Ear cleaners, including anti-microbial and anti-inflammatory treatments,

         o    Aquarium water conditioners and test strips,

         o    Pest control products, including rodenticides,

         o    Nutritional supplements to promote healthy coat and skin,

         o Anthelmintics, or dewormers, to treat gastrointestinal worms in livestock,

         o Gastrointestinal products for dogs and cats, including hairball remedies, and

         o    Specialty chemicals.

         The canine heartworm group of products contributed 13% of total revenues for 2002. These products, which were first introduced in December 2001, did not have significant sales prior to the year ended December 2002.

SALES AND MARKETING

         The Company markets three basic lines of products - a veterinary line sold at the retail level by veterinary clinics; consumer brand line sold by specialty pet retail stores and superstores, mass merchandisers, and farm and fleet distributors; and a livestock and contract manufacturing line sold through PM Resources. The Company sells all lines of products to national or regional wholesale distributors serving the animal health markets, specialty pet retail stores and superstores, mass merchandisers, and farm and fleet distributors. Sales are made through a combination of full-time sales persons and independent sales representatives, utilizing direct sales, telemarketing, and other means. Separate sales forces are employed for each of the veterinary and consumer brands lines, as well as for PMR.

         The Company estimates that there are currently 68 million dogs and 73 million cats owned by 63 million households in the United States. The small animal industry generates approximately $28.5 billion in annual sales, of which $13 billion is spent on food, $12.5 billion is spent on goods and services, and $2.9 billion is spent on highly regulated pharmaceuticals. The Company further estimates that the canine heartworm market generates approximately $330 million in annual sales to veterinary clinics.

         The Company's veterinary marketing and sales promotions target veterinarians through education and sampling to encourage veterinarians to prescribe and sell more of Virbac's products. The Company's principal veterinary line labels are Allerderm(R) dermatological products, C.E.T.(R) dental products, and Preventic(R) tick collars.

         The promotion of the Company's consumer brand line is focused on obtaining shelf space in retail outlets. The Company's principal consumer brand labels are St. JON(R), Zema(R), Mardel(R), Francodex(R), and Pet-Tabs(R).

         PMR's products are primarily contract manufactured for significant animal health and specialty chemical customers. In addition, PMR distributes animal health products to the farm and fleet market, rural, and urban feed and pet retailers.

         Members of one veterinary buying group (Vedco) represent the Company's largest group of customers and accounted for approximately 18% and 12% of net revenues in 2002 and 2001, respectively.

         In addition to its direct marketing and distribution activities, the Company licenses marketing and distribution rights to some of its products to third parties. During 2000, the Company sublicensed to Pfizer Inc. the North American distribution rights to two products, which will be manufactured by the Company under license from VBSA.

RESEARCH AND DEVELOPMENT

         Virbac maintains a research and development staff for the purpose of developing improved products and filings with various regulatory agencies. Currently, Virbac's product development efforts are focused on new formulations for dermatology. Virbac believes it is an international leader in pet dermatology product development. Virbac does not produce chemical compounds, but develops formulas adapted to the needs of companion animals, either from generic compounds or proprietary compounds licensed from others.

         The Company frequently uses third parties to perform certain research studies and developmental activities. The costs of these services are expensed as incurred and are included as part of the Company's research and development expense.

         Virbac also has the exclusive North American manufacturing and distribution rights to any new or existing products developed by VBSA intended for companion animals and livestock, for which it pays royalties to VBSA ranging from 2.5% to 6% of its sales of such products. In 2002 and 2001, those royalties totaled $0.1 million and $0.2 million, respectively. In 2000, VBSA reimbursed the Company $400,000 for costs incurred by the Company in readying VBSA products for distribution in North America. Beginning in 2001, the Company was responsible for all such costs.

         In developing new or improved products, the Company considers a variety of factors, including (i) existing or potential marketing opportunities for such products, (ii) the capability of Virbac to manufacture the products, (iii) whether the products complement existing products of Virbac, and (iv) the opportunities to leverage the products with the development of additional products. In 2000, 2001, and 2002, the Company spent (net of reimbursement from VBSA) approximately $1.3 million, $3.0 million, and $3.0 million, respectively, on research and development. Virbac also conducts research on VBSA products that have the potential to be distributed on a worldwide basis.

         In addition to developing its own products and obtaining North American manufacturing and distribution rights to products developed by VBSA, the Company obtains both North American and worldwide manufacturing and distribution rights with respect to products developed by third parties.

REGISTRATIONS, TRADEMARKS, AND PATENTS

         The Company has numerous Environmental Protection Agency ("EPA") and Food and Drug Administration ("FDA") product registrations, trademarks, and patents. Its EPA product registrations permit it to sell pesticide and rodenticide products, as well as ectoparasiticide products for the treatment of fleas and ticks on dogs and cats. While EPA registrations do not expire, registrants are required periodically to re-register certain products with the EPA. The Company's facilities are qualified as EPA-registered manufacturing sites, which permit the Company to manufacture products not only under its own EPA product registrations, but also under the registrations of other companies.

         The Company's FDA-approved new animal drug applications ("NADAs") permit it to sell medicated treatments, anthelmintics, feed additives, and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs' performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

         The Company's numerous trademarks relate primarily to its veterinary and consumer brands products, which are marketed under the St. JON(R), Mardel(R), Zema(R), and Allerderm(R) labels. The Company also has trademark registrations pending for various additional companion animal products.

         The Company also has several patents covering pet toothbrushes, tartar remover, and pet shampoo. In addition, the Company has the exclusive right to use several patents owned by others, most notably, patents relating to enzyme generation formulae for use in animal toothpaste, on rawhide chews, insect growth regulators, and VBSA's Spherulite technology, which enables active ingredients to be progressively discharged following application of the product.

PROCUREMENT OF RAW MATERIALS

         The active ingredients in the Company's products are not manufactured by the Company, but are generally purchased from large raw materials manufacturers. The Company generally purchases materials on an as-needed basis, as it is generally unnecessary for the Company to maintain large inventories of such materials in order to meet rapid delivery requirements or assure itself of adequate supply. The Company purchases certain raw materials from multiple suppliers; some materials, however, are proprietary, and the Company's ability to procure such materials is limited to suppliers with proprietary rights. The Company considers its relationship with its suppliers to be good. The Company also purchases certain raw materials, the availability of which, is subject to EPA, FDA, or other regulatory approvals. Some of the Company's customers provide the Company with the raw materials used in the production of their products.

COMPETITION

         The Company's competitors generally fall into four categories: manufacturers, formulators and blenders of animal health products; animal health product distributors; pet care product producers and suppliers; and specialty chemical and pest control manufacturers.

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

REGULATORY AND ENVIRONMENTAL MATTERS

         The Company's operations subject it to federal, state, and local laws and regulations relating to environmental affairs, health and safety. These laws and regulations are administered by the EPA, the FDA, the Occupational Safety and Health Administration ("OSHA"), the Department of Transportation, and various state and local regulatory agencies. Governmental authorities, and, in some cases, third parties, have the power to enforce compliance with health and safety laws and regulations, and violators may be subject to sanctions, including civil and criminal penalties and injunctions. While the Company believes that the procedures currently in effect at its facilities are consistent with industry standards, and that it is in substantial compliance with applicable health and safety laws and regulations, failure to comply with such laws and regulations could have a material adverse effect on the Company.

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

         Although the Company believes it is in material compliance with applicable environmental laws, regulations, and permits, and has a policy designed to ensure that it continues to operate in material compliance therewith, there can be no assurance that the Company will not be exposed to significant environmental liability. The Company could be held liable for property damage or personal injury caused by the release, spill, or other discharge of hazardous substances or materials, and could be held responsible for cleanup of any affected sites.

         The Company has environmental compliance programs addressing environmental and other regulatory compliance issues. Future developments, such as stricter environmental laws, regulations, or enforcement policies, could increase the Company's environmental compliance costs. While the Company is not aware of any pending legislation or proposed regulations that, if enacted, would have a material adverse effect on the Company, there can be no assurance that future legislation or regulation will not have such effect.

         The federal government has extensive enforcement powers over the activities of veterinary pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit sale of unapproved or non-complying products, and to halt manufacturing of any operations that are not in compliance with applicable laws and regulations. Virbac has not experienced any such restrictions or prohibitions. However, any such restrictions or prohibitions on sales, or withdrawal of approval of products marketed by Virbac, could materially adversely affect Virbac's business, financial condition, and results to operation.

         While Virbac believes that all of its current pharmaceuticals are in compliance with applicable FDA regulations and have received required government approvals for manufacture and sale, approvals are subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products are, in many circumstances, subject to additional approvals, which may be subject to a lengthy application process. Virbac's manufacturing facilities are subject to continual inspection by regulatory agencies, and manufacturing operations could be interrupted or halted in any such facilities as a result of such inspections.

         The product development and approval process, within applicable regulatory frameworks, may take a number of years to successfully complete and involves the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of any one or more of Virbac's products. Delays or rejections in obtaining regulatory approvals would adversely affect Virbac's ability to commercialize any product Virbac develops and Virbac's ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include limitations on the indicated uses for which the product may be marketed.

EMPLOYEES

         The Company has approximately 278 full-time employees, of which, approximately 165 are engaged in manufacturing activities, and 73 in sales and marketing activities. Sixty-five of the full-time employees located at the Bridgeton, Missouri facility are covered by collective bargaining agreements with international unions that will expire in the fourth quarter of 2004. The Company also employs workers on a temporary basis, the number of which fluctuates on an annual basis because demand for the Company's products is seasonal. The Company considers its employees and union relations to be good.

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

         The Company has a non-cancelable lease for a manufacturing, warehousing, and office facility in Harbor City, California. The lease expires August 2005. The Company also leases certain equipment under non-cancelable operating leases.

         In January 2003, the Company committed to a plan to close its leased Harbor City manufacturing facility and to move all of the future production at that facility to its Fort Worth facility. The Harbor City facility manufactured primarily oral hygiene products. The Company expects to reduce costs by this move. The Company began negotiations with the landlord for the Harbor City facility in January 2003, and, during that month, the Company and landlord agreed to terminate the lease as of February 28, 2003. The expected costs to close the facility are approximately $539,000 and consist mostly of leasehold improvement write-offs and costs to transfer existing equipment and inventory to the Fort Worth facility. The Company expects the closure of this facility to result in annual cost reductions of $700,000, consisting primarily of eliminated rent charges and reduced staffing levels.

         Management believes that the Company's facilities are adequate and suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to certain litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes that the final outcome of any current litigation or claim will not have a material adverse effect on the Company's financial position, cash flows, or income. See Note 13 to the Consolidated Financial Statements included in this Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers:

         Name                       Age              Position
         ----                       ---              --------
         Thomas L. Bell             44               President and Chief Executive Officer
         Joseph A. Rougraff         45               Vice President and Chief Financial Officer

         Thomas L. Bell has been President and Chief Executive Officer of the Company since May 1999. Mr. Bell held various management positions during the previous 13 years with Fort Dodge Animal Health/American Cyanamid, an international manufacturer and distributor of animal health pharmaceuticals and biologicals, and a subsidiary of Wyeth. Mr. Bell was most recently Vice President for the International Animal Health and Nutrition Division, where he was responsible for 26 worldwide profit centers.

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

                                                                High               Low
                                                                ----              ----
Year ended December 31, 2001
         First Quarter........................................  4.56              2.94
         Second Quarter.......................................  5.24              3.55
         Third Quarter........................................  5.17              4.35
         Fourth Quarter.......................................  5.04              4.23

Year ended December 31, 2002
         First Quarter........................................  5.65              4.65
         Second Quarter.......................................  6.86              5.16
         Third Quarter........................................  6.47              4.66
         Fourth Quarter.......................................  6.32              4.35

         The Company has never paid any dividends on its common stock. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, under its credit facility, the Company is prohibited from paying dividends without the consent of the Company's lender. As of March 3, 2003, the Company had a total of approximately 2,500 stockholders, including approximately 400 stockholders of record and approximately 2,100 persons or entities holding common stock in nominee name.

ITEM 6. SELECTED FINANCIAL DATA

         The Company is the result of a March 5, 1999 merger of Virbac, Inc. and Agri-Nutrition Group Limited. The following data has been derived from the Company's audited financial statements for each of the five years in the period ended December 31, 2002. The data should be read in conjunction with the Consolidated Financial Statements of the Company, and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included elsewhere in this report.

                                                            FISCAL YEAR ENDED DECEMBER 31, ($000'S, EXCEPT PER SHARE DATA)
                                                    ---------------------------------------------------------------------------
                                                       2002          2001(1)         2000(1)(4)      1999(2)          1998(3)
                                                    ----------      ----------      ------------    ----------      -----------

STATEMENT OF OPERATIONS DATA

Net revenues                                        $   63,752      $   60,628      $   52,965      $   43,718      $   15,051

Income (loss) from operations                            5,808           3,114           2,831              33          (1,239)

Income tax benefit, (expense)                           (2,099)         (1,211)          1,021              --              --
Income before cumulative effect of
accounting change                                        3,380           1,310           3,412              --              --
Cumulative effect of accounting change                      --              --            (469)             --              --
Net income, (loss)                                       3,380           1,310           2,943            (544)         (1,821)

Basic income, (loss) per share                            0.15            0.06            0.14           (0.03)          (0.14)
Basic weighted average number of common
shares outstanding                                      22,115          22,038          21,376          19,677          12,581

Diluted income, (loss) per common share                   0.15            0.06            0.13           (0.03)          (0.14)
Diluted weighted average number of common
shares outstanding                                      22,774          22,558          22,133          19,677          12,581

BALANCE SHEET DATA
     Cash                                           $      865      $      477      $      272      $      231      $      412
     Working capital (deficit)                          22,602          23,921          19,622          12,260            (855)
     Total assets                                       55,711          54,368          49,388          43,633          12,681
     Current portion of debt and notes payable               4             600             698           1,564           3,200
     Long-term debt, less current maturities             6,862           9,700           6,895           9,348           4,000
     Stockholders' equity                               34,592          30,837          29,162          25,641           1,891

----------

         (1) On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company records revenue. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss to common carriers. The net effect for fiscal 2000 of this change was to reduce sales by $763,000, and diluted earnings per share by $0.02. The pro forma amounts for 1999 and 1998 are not determinable due to the unavailability of the accounting records. During 2001, the Company changed its shipping terms with its customers so that ownership transferred to the customer at the time of shipment.

         (2) The results for the year ended December 31, 1999 include the operations of Virbac, Inc. plus the results of Agri-Nutrition Group Limited since March 5, 1999.

         (3) Earnings per share for the period ending December 31, 1998 has been restated to reflect the number of equivalent shares received by Virbac, Inc. in connection with the March 5, 1999 purchase of Agri-Nutrition Group Limited.

         (4) In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million and the Company recorded a net tax benefit of $1.2 million. The reduction was based on improved operating results in 2000 and projected operating results in 2001 and beyond.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company manufactures and distributes companion animal and livestock health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Zema, Mardel, Francodex, and Pet-Tabs brand names.

         On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss to the common carriers. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Income for the year ended December 31, 2000. The net effect for fiscal 2000 of this change was to reduce sales by $763,000, and diluted earnings per share by $0.02. During 2001, the Company changed its shipping terms with its customers so that ownership transferred at the time of shipment.

         Because of the accounting change discussed above, the Company recorded $1.8 million of sales and diluted earnings per share of $0.02 in the first quarter of 2001 when the risk of ownership had passed to its customers, while the product had shipped in the fourth quarter of 2000. During 2001, the Company changed its shipping terms with its customers so that the ownership transferred to the customer at the time of shipment. Therefore, there was not a similar offsetting amount in the fourth quarter of 2001 to be carried over to 2002.

RESULTS OF OPERATIONS

         The results of operations of the Company are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates and judgements, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies, and litigation. Management bases its assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

              o The Company has recorded unearned product license fees related to its distribution agreement with Pfizer. The ability of the Company to recognize this as income is dependent upon the Company obtaining registrations permitting it to sell these products from the appropriate governmental agencies. The Company also will record the income based upon estimates of when the sales of these products will occur. If the registrations are not received in a timely manner, or certain other conditions are not met, the Company would be required to repay some or all of the unearned product license fees to Pfizer. The Company began to recognize these product license fees into income in 2002.

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

RECENT DEVELOPMENTS

         In January 2003, the Company committed to a plan to close its leased Harbor City manufacturing facility and to move all of the future production at that facility to its Fort Worth facility. The Harbor City facility manufactured primarily oral hygiene products. The Company expects to reduce costs by this move. The Company began negotiations with the landlord for the Harbor City facility in January 2003, and, during that month, the Company and landlord agreed to terminate the lease as of February 28, 2003. The expected costs to close the facility, which will be recorded as an expense during the first quarter 2003, are approximately $539,000 and consist mostly of leasehold improvement write-offs and costs to transfer existing equipment and inventory to the Fort Worth facility. The Company expects the closure of this facility to result in annual cost reductions of $700,000, consisting primarily of eliminated rent charges and reduced staffing levels.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

                        (in thousands of dollars)                 For the Year Ended
                                                                     December 31,
                                                                2002               2001
                                                            ------------       ------------
                   Net revenues                             $     63,752       $     60,628
                   Gross profit                                   27,435             24,730
                   Gross profit %                                     43%                41%
                   Operating expenses                             21,627             21,616
                   Operating expense %                                34%                36%
                   Interest and other expense                       (329)              (593)
                   Income before taxes                             5,479              2,521
                   Income tax expense                             (2,099)            (1,211)
                   Net income                               $      3,380       $      1,310

Net Revenues

         Sales increased by approximately $3.1 million or 5% for the year ended December 31, 2002 compared with the year ended December 31, 2001 due to increased sales in the veterinary segment. As was previously discussed, the Company had a one-time sales benefit of $1.8 million in 2001 due to changed shipping terms with its customers. The specific net revenues by segment were as follows:

                                                For the Year Ended
                 (In thousands of dollars)         December 31,                      Change
                                             -------------------------     --------------------------
                                                2002           2001          Dollars            %
                                             ----------     ----------     ----------      ----------
                 Veterinary                  $   32,842     $   25,373     $    7,469              29%
                 Consumer Brands                 15,765         17,422         (1,657)            (10%)
                 PM Resources                    15,145         17,833         (2,688)            (15%)
                                             ----------     ----------     ----------
                    Totals                   $   63,752     $   60,628     $    3,124               5%
                                             ==========     ==========     ==========

     o Veterinary net revenues increased due to higher sales of dermatology products, which increased $2.1 million; parasiticide products, which increased $4.8 million; nutraceuticals, which increased $0.2 million; and dental products, which increased $0.4 million. The parasiticide line includes the Iverhart line of products, the Company's newly registered canine heartworm preventive products; shipments of these products commenced in December 2001. Net revenues of the dental line of products increased due to the Company's ongoing efforts to increase awareness about the importance of dental hygiene for dogs and cats. Net revenues in the dermatology segment increased due to the introduction of Genesis and Allermyl during 2002. These two products expanded the Company's offerings to treat chronic pruritis in dogs. The Company intends to continue to add a small number of new products to this line each year. Net revenues of the nutraceutical product line increased due to the launch of the products in Canada. The Company expects sales of this line to grow slightly in 2003.

     o Consumer Brands net revenues decreased due to lower sales in all product categories. This segment is experiencing extreme competitive pressures within the pet store sales channel and from competing products sold by mass-market stores. The Company is in the process of seeking new profitable sales opportunities outside the pet store sales channel. Namely, the Company will be seeking sales opportunities in mass-market stores such as grocery, drug, and discount channels. The Company expects revenues in this segment to remain flat or decrease slightly until it is successful in selling to the mass-market stores.

     o PM Resources net revenues were decreased because the Company's strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to internal veterinary products, which has resulted in reduced sales. In addition, beginning late in the third quarter 2001, the livestock pour-on product was launched for sale. Typically, when a new product is launched, the distributors buy an amount for normal inventory plus an extra amount to fill immediate demand. As a result, the net revenues in 2001 were $1.4 million higher than in 2002. The Company expects that revenues for this product will increase by $2 million in 2003, as the product has become more widely accepted by the market place.

Gross Profit

         Gross profit increased by $2.7 million or 11%. The gross profit increase was attributable to increased sales partially offset by a lower gross profit percentage. Gross profit as a percentage of net revenues increased from 41% to 43%. The increase in the gross profit percentage was due to higher sales from the veterinary segment, which have higher gross margins. The specific gross profit by segment was as follows:

                                                            For the Year Ended December 31,
                                              -------------------------------------------------------------
             (In thousands of dollars)                       Gross                      Gross      Dollar
                                                 2002       Profit %       2001        Profit %    Change
                                              ----------  ----------    ----------   ----------  ----------
             Veterinary                       $   18,802           57%   $  14,140         56%    $  4,662
             Consumer Brands                       4,976           32%       6,501         37%      (1,525)
             PM Resources                          3,657           24%       4,089         23%        (432)
                                              ----------                 ---------                --------
                Totals                        $   27,435           43%   $  24,730         41%    $  2,705
                                              ==========                 =========                ========

     o Veterinary products gross profit increased primarily due to increases in sales volume. The Company expects gross margins in this segment to average between 55% and 60% in the coming year.

     o Consumer Brands gross profit decreased due to lower net revenues and higher production costs. The lower volume accounted for $523,000 of the decreased gross profit. In addition, the Company increased its obsolescence and excess inventory reserve in this segment by $364,000 in 2002. The Company expects the Consumer Brands gross profit percentage to range between 30% and 35% for the next twelve months.

     o PM Resources gross profit decreased due to lower net revenues somewhat offset by a more favorable mix of products sold. The lower net revenues caused $649,000 of the decreased gross profits and the favorable mix increased gross profits by $216,000. The Company expects gross margins in this segment to range between 18% and 25% in the coming year.

Operating Expenses

         Operating expenses were essentially unchanged for the year ended December 31, 2002 compared to the year ended December 31, 2001. As a percentage of net revenues, operating expenses decreased to 34% in 2002 compared to 36% in 2001. Research and development expenses in 2002 and 2001 were 5% of net revenues. The Company expects research and development expenses to be approximately 5.5% to 6% of net revenues for the foreseeable future. Selling, general and administrative costs were also flat in 2002 compared to 2001. In 2003, the Company plans to spend up to $1.6 million to advertise its oral hygiene products on a national radio network. As a result, selling expenses in 2003 will be higher.

Interest Expense and Other Income (Expense)

         Interest expense for the years ended December 31, 2002 and December 31, 2001 was $0.3 million and $0.6 million, respectively, primarily due to lower borrowing levels in 2002 compared to 2001. The interest rate on the Company's credit agreement was 3.25% at December 31, 2002 compared to 4.0% at December 31, 2001. Based on the average debt for the year, the slightly lower interest rate in 2002 accounted for $64,000 of the lower interest expense.

Taxes

         Income tax expense increased from $1.2 million for 2001 to $2.1 million for 2002. The increase is due to higher income before tax in 2002 compared to 2001, partially offset by a lower effective income tax rate. The effective tax rate for 2002 was 38% compared to 48% for 2001, which was higher principally because the Company was amortizing goodwill that was not deductible for tax purposes and because of higher state income tax rates. At December 31, 2002, the Company has available net operating loss carryforwards totaling approximately $1.2 million, which expire in the years 2011 to 2019. The Company expects the net operating loss carryforwards to be deductible in future years, which will have the effect of reducing cash paid for income taxes. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The business tax credits and alternative minimum tax credits have the effect of reducing tax amounts due. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     (in thousands of dollars)                    For the Year Ended
                                                     December 31,
                                                2001                2000
                                             ------------       ------------
Net revenues                                 $     60,628       $     52,965
Gross profit                                       24,730             22,724
Gross profit %                                         41%                43%
Operating expenses                                 21,616             19,893
Operating expense %                                    36%                38%
Interest and other expense                           (593)              (440)
Income before taxes                                 2,521              2,391
Income tax benefit, (expense)                      (1,211)             1,021
Income before cumulative effect of                  1,310              3,412
accounting change
Cumulative effect of accounting                                         (469)
change
Net income                                   $      1,310       $      2,943


Net Revenues

         Sales increased by approximately $7.5 million or 14% for the year ended December 31, 2001 compared with the year ended December 31, 2000 due to increased sales in all segments. During 2001, the Company changed its shipping terms with its customers, which resulted in a one-time sales benefit of $1.8 million in 2001. The specific net revenues by segment were as follows:

                                             For the Year Ended
                 (In thousands of dollars)       December 31,                 Change
                                           -----------------------     -----------------------
                                             2001           2000        Dollars          %
                                           ---------     ---------     ---------     ---------
                 Veterinary                $  25,373     $  22,371     $   3,002            13%
                 Consumer Brands              17,422        16,234         1,188             7%
                 PM Resources                 17,833        14,360         3,473            24%
                                           ---------     ---------     ---------
                    Totals                 $  60,628     $  52,965     $   7,663            14%
                                           =========     =========     =========

     o Veterinary net revenues increased due to higher sales of Iverhart Plus, pesticide, and dental products. Net revenues of the Company's parasiticide line of products, which includes Iverhart Plus and pesticides, increased by $2.6 million. Shipments of Iverhart Plus, the Company's canine heartworm preventive product, commenced in December 2001. The increase in net revenues of pesticide products was due to increased sales in the Company's Preventic product line. The increase in Preventic sales occurred due to the introduction of a new product that controls both fleas and ticks and increased market share achieved from the existing Preventic products. Net revenues in the dental line of products increased by $1.1 million due to the Company's efforts to increase awareness about the importance of dental hygiene for dogs and cats. These sales were offset by lower sales of dermatology products (down $0.5 million) and nutraceutical products (down $0.2 million). The overall dermatology market is flat due to the availability of better flea and tick control products in the marketplace resulting in fewer skin ailments.

         The nutraceutical product line was revamped in 2001, and, as a result, sales were down.

     o Consumer Brands net revenues increased due to the full year impact of having Pet-Tabs for sale in 2001. Pet-Tabs were first sold in September 2000. Pet-Tab sales increased by $3.0 million for 2001 compared to 2000. All other product lines decreased due to weak economic conditions at the retail level.

     o PM Resources net revenues increased primarily due to sales of the Company's recently approved livestock parasiticide product, sold under the trade names of Virbamec or Bovimec.

Gross Profit

         Gross profit increased by $2.0 million or 9%. The gross profit increase was attributable to increased sales partially offset by a lower gross profit percentage. Gross profit as a percentage of net revenues declined from 43% to 41%. The decline in the gross profit percentage was due to the decline in the Consumer Brands segment. As discussed above in the sales analysis, the Company had a one-time gross profit benefit of $0.9 million due to changed shipping terms with its customers. Gross profit by segment was as follows:

                                                             For the Year Ended December 31,
             (In thousands of dollars)                       Gross                        Gross         Dollar
                                               2001        Profit %         2000         Profit %       Change
                                             ---------     ---------      ---------     ---------      ---------
             Veterinary                      $  14,140            56%     $  12,353            55%     $   1,787
             Consumer Brands                     6,501            37%         7,241            45%          (740)
             PM Resources                        4,089            23%         3,130            22%           959
                                             ---------                    ---------                    ---------
             Totals                          $  24,730            41%     $  22,724            43%     $   2,006
                                             =========                    =========                    =========


     o Veterinary products gross profit increased primarily due to increased sales volume.

     o Consumer Brands gross profit decreased due to higher production costs that were not passed on to the Company's customers. The sales volume increase accounted for $0.5 million of the gross profit variance and the decreased gross profit percentage accounted for $1.2 million.

     o PM Resources gross profit increased principally due to the sales volume of the livestock parasiticide product.

Operating Expenses

         Operating expenses increased $1.7 million or 9% for the year ended December 31, 2001 compared to the year ended December 31, 2000. As a percentage of sales, operating expenses decreased to 36% in 2001 compared to 38% in 2000. Research and development expenses increased by $1.7 million for the year due to the Company's efforts to obtain new product registrations from the FDA. In addition, the Company received a reimbursement of research and development costs from VBSA of $0.4 million in 2000 and no such reimbursement in 2001. Selling, general and administrative costs also increased by approximately $0.5 million, primarily due to costs incurred for the launch of the Company's canine heartworm product, Iverhart Plus. Sales of the canine heartworm product commenced in the fourth quarter of 2001. Warehouse and distribution expenses decreased by $0.5 million compared to the prior year. This was achieved by the Company's efforts to continue to manage expenses so that they grow at a slower rate than sales.

Interest Expense and Other Income (Expense)

         Interest expense for the years ended December 31, 2001 and December 31, 2000 was $0.6 million and $1.0 million, respectively, primarily due to lower interest rates in 2001. The interest rate on the Company's credit agreement was 4.0% at December 31, 2001 as compared to 9.0% at December 31, 2000.

Taxes

         In the fourth quarter 2000, the valuation allowance for net deferred tax assets decreased by $6.2 million. The reduction in the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond. At December 31, 2001, the Company had available net operating loss carryforwards totaling approximately $4.8 million, which expire in the years 2011 to 2019. The Company expects the net operating loss carryforwards to be deductible in future years, which will have the effect of reducing cash paid for income taxes. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The business tax credits and alternative minimum tax credits have the effect of reducing tax amounts due. The tax rate for 2001 was 48% and the Company expects the rate for 2002 to be 40% because the Company will no longer be amortizing goodwill and because of lower anticipated state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

FOR YEAR ENDED DECEMBER 31, 2002

         The Company's primary sources of liquidity during 2002 were cash flows from operations, which generated $7.1 million of cash. Net income, recognition of deferred tax expense, and depreciation and amortization generated operating cash flows of $6.8 million. Receivables increased by $1.2 million due to the increased sales volume the Company experienced in the fourth quarter 2002 compared to the same period in 2001. Inventory decreased by $1.5 million due to the Company's ongoing efforts to reduce inventory levels. The Company routinely gives extended payment terms to its customers for newly registered products or for products that are of a seasonal sales nature. At December 31, 2002, there were approximately $2.6 million of receivables for which extended payment terms had been granted by the Company. These receivables should be collected by June 30, 2003. Accounts payable decreased by $1.4 million due to lower raw material inventory levels at December 31, 2002. Accrued expenses increased by $1.9 million mostly due to accrued product license fees and accrued bonuses due to employees.

         The Company expects to meet its operating cash needs in 2003 from increased cash flow from operations in part due to its continuing efforts to reduce accounts receivable and inventory levels.

         The Company has entered into a one-year contract with a major radio network to spend up to $1.6 million in 2003 to promote the Company's oral hygiene products. The contract allows the Company to cancel its obligation after six or nine months at its sole discretion. If the contract is canceled, the Company would owe the radio network only for the advertising performed through the cancellation date. Since no advertising had been performed under this contract through December 31, 2002, no liability or expense has been recorded on the Company's financial statements.

         During 2002 and 2003, the Company entered into several agreements with third parties to conduct research studies on behalf of the Company. Under these agreements, the Company records expense as it is incurred. The obligations under the agreement total $0.5 million and the Company expects to pay this amount in 2003.

         Cash used for investing activities were primarily the acquisition of product license rights and equipment used in the Company's manufacturing operations. The Company expects capital expenditures in 2003 to range between $2 million and $3.5 million. The Company could also receive $2.5 million from Pfizer if the registration for an equine product is achieved by December 31, 2003.

         Cash flows from financing activities in 2002 reflect the activity of the Company's revolving bank line of credit. This line of credit is primarily used to fund working capital needs. The Company paid interest on the advance at 100 basis points below the prime rate then in effect in the United States.

         On August 7, 2002, the revolving credit facility was amended to extend the expiration date to July 31, 2005 and increase the amount available under the facility from $10.8 million to $12.0 million. There are no principal payments due until July 2005 when the full amount outstanding will be due and payable. At December 31, 2002, $6.8 million was outstanding under the facility. At December 31, 2002, there was $5.2 million available and the interest rate was 3.25%.

         The revolving credit facility contains financial covenants, including requirements to meet tangible net worth and interest coverage ratios, and restricts the payment of dividends. During 2002, and at December 31, 2002, the Company was in compliance with all of these covenants.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. The Company has historically purchased product license rights from third parties and intends to continue to pursue those opportunities that fit within the Company's strategy. The amounts or timing of those acquisitions cannot be determined at this time.

         The Company had net issuances of $0.2 million of common stock during 2002. These issuances were primarily related to the Company's Incentive Stock Option Plan that is available to most of the management of the Company.

         The Company expects to be able to fund its fiscal 2003 cash requirements through cash flows from operations and borrowings under the credit agreement. The Company believes that these sources of funds will be sufficient to meet its licensing fees commitments and capital expenditure needs.

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

FOR YEAR ENDED DECEMBER 31, 2001

         The Company's primary sources of liquidity during 2001 were cash flows from operations and bank borrowings. Net income, recognition of deferred tax expense, and depreciation and amortization generated operating cash flows of $4.1 million, which was offset by use of cash to fund increased accounts receivable. Receivables increased due to the increased sales volume the Company experienced in the fourth quarter 2001 compared to the same period in 2000, and to more liberal payment terms allowed on the sales of the newly registered products.

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

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. In fiscal 2001 and 2000, the Company made milestone payments of $0.5 million and $1.7 million, respectively, for such rights. During 2001, the Company entered into an agreement with the third party that eliminated any future milestone payments, reduced the amount of future royalties payable to the third party, and gave the Company ownership of all registrations and rights for the products. In return, the Company will bear the costs to complete the registration process for all future products.

FOR YEAR ENDED DECEMBER 31, 2000

         The Company's primary sources of liquidity during 2000 were cash flows from operations, sales of product licenses, and bank borrowings. Net income and depreciation and amortization generated operating cash flows of $4.7 million, which was partially offset by uses of cash to purchase inventory and to fund increased accounts receivable. The inventory increase was a planned increase of inventory so that product would be available for sale in the first quarter 2001 to meet expected demand resulting from an oral hygiene promotional campaign the Company was undertaking. Receivables increased due to the increased sales volume the Company experienced in the fourth quarter 2000 compared to the same period in 1999.

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

         In 1999, the Company acquired the rights to manufacture and sell products then in development by a third party for a period of 15 years. In fiscal 2000 and 1999, the Company made milestone payments of $1.7 million and $1.0 million, respectively, for such rights. See a further discussion concerning this agreement in the liquidity discussion for 2001.

         Cash flows from investing activities were favorably affected by the Pfizer agreement reached in 2000 and were unfavorably affected by the payments to a third party for rights to new products.

         Cash flows from financing activities in 2000 reflect the activity of the Company's bank revolving line of credit. During 2000, VBSA advanced, and the Company repaid, $1.5 million. The Company paid interest on the advance at the prime rate then in effect in the United States.

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

         Seasonal patterns of PM Resources operations are highly dependent on weather, feeding economics, and the timing of customer orders. The livestock pour-on product sales are typically higher in the second and third quarters each year.

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

         FAS No. 142 requires a transitional goodwill impairment test and an annual goodwill impairment test. The Company completed the first phase of the transitional goodwill impairment test during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second phase is not necessary. The Company performed its annual goodwill and indefinite-lived intangibles impairment tests during the fourth quarter of 2002 and found no impairment to its recorded goodwill. During the years ended December 31, 2001 and 2000, goodwill and indefinite lived intangibles amortization expense was approximately $0.4 million and $0.6 million, respectively.

         The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") in June 2002. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have a material impact on the Company's consolidated financial position, consolidated income, or cash flows.

         The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures," ("SFAS 148"), which amends SFAS 123 "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Company has not elected to change to the fair value-based method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 have been adopted for the year ended December 31, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for the three-month interim period ended March 31, 2003.

         The FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002. The provisions of FIN 45 are not expected to have a material impact on the Company's consolidated financial position, consolidated income, or cash flows.

         The FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The provisions of FIN 46 are not expected to have a material impact on the Company's consolidated financial position, consolidated income, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

         The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At December 31, 2002 and 2001, the Company had $6.9 million and $10.3 million, respectively, of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the twelve-month period ended December 31, 2002 or December 31, 2001, the Company would have experienced additional interest expense of $69,000 and $103,000, respectively, for these twelve-month periods. This assumes no change in the principal or a reduction of such indebtedness at December 31, 2002 or December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS

         The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 15(a)(1) and (2) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2003 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2003 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND DISCLOSURE OF EQUITY COMPENSATION PLANS

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2003 annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference to the Company's definitive proxy statement to be filed for the 2003 annual shareholders' meeting.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   (1)   LIST OF FINANCIAL STATEMENTS The following is a list of the financial statements included at pages F-1 through F-26 in this Report on Form 10-K:

                      Report of Independent Accountants
                      Consolidated Balance Sheets as of December 31, 2002
                        and 2001
                      Consolidated Statements of Income for the Years Ended
                        December 31, 2002, 2001, and 2000
                      Consolidated Statements of Cash Flows for the Years
                        Ended December 31, 2002, 2001, and 2000
                      Consolidated Statements of Shareholders' Equity for
                        Years Ended December 31, 2002, 2001, and 2000
                      Notes to Consolidated Financial Statements

            (2) LIST OF FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2002, Schedule II - Valuation and Qualifying Accounts and Reserves is furnished. All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

     (b) REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002:

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

  2.4(a) Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993

  2.5(a) Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993

  2.11(i) Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.

  3.1(b)    Restated Certificate of Incorporation

  3.2(b)    Amended and Restated By-Laws

  4(a)      Specimen Stock Certificate

  10.2(f) Fourth Restated Employment Agreement between Agri-Nutrition Group Limited and Bruce G. Baker, dated as of November 1, 1996

  10.10(a)  Form of Indemnification Agreement

  10.11(a)  1994 Incentive Stock Plan

  10.13(c)  Reload Option and Exchange Exercise Plan

  10.14(d)  1995 Incentive Stock Plan

  10.15(e)  1996 Incentive Stock Plan

  10.24(g) Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated May 14, 1998

  10.25(h) Amended Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated August 6, 1998

  10.26(j) Second Amendment to Credit Agreement by and between Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated October 2, 1998

  10.27(k) Second Amendment to Credit Agreement by and between Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated May 1, 2000

  10.28(l) Third Amendment to Credit Agreement by and between Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated April 4, 2001

  10.29(m) Fourth Amendment to Credit Agreement by and between Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 7, 2002

  21+       List of Subsidiaries

  23+       Consent of PricewaterhouseCoopers LLP

  99+ Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

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

(c) Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, File No. 33-86892, and incorporated herein by reference.

(d) Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-93340, and incorporated herein by reference.

(e) Filed as Exhibit of same number to the Registrant's Registration Statement on Form S-8, File No. 33-3192, and incorporated herein by reference.

(f) Filed as Exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended October 31, 1997, and incorporated herein by reference.

(g) Filed as Exhibit of the number to the Registrant's Form 10-Q for the Quarterly Period ended April 30, 1998, and incorporated herein by reference.

(h) Filed as Exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended July 31, 1998, and incorporated herein by reference.

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

(m) Filed as Exhibit of same number to the Registrant's Form 10-Q for the Fiscal Quarter ended September 30, 2002, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     VIRBAC CORPORATION


                                  BY: /s/ THOMAS L. BELL
                                      ------------------------------------------
                                          THOMAS L. BELL
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                        TITLE                                     DATE
---------                                        -----                                     ----
/s/ THOMAS L. BELL                               President, Chief Executive
-----------------------------------------        Officer, and Director
THOMAS L. BELL                                   (Principal Executive Officer)        February 28, 2003

/s/ JOSEPH A. ROUGRAFF                           Vice President and Chief
-----------------------------------------        Financial Officer
JOSEPH A. ROUGRAFF                               (Principal Accounting Officer)       February 28, 2003

/s/ PASCAL BOISSY                                Chairman of the Board                February 28, 2003
-----------------------------------------
PASCAL BOISSY

/s/ JEAN NOEL WILLK                              Director                             February 28, 2003
-----------------------------------------
JEAN NOEL WILLK

/s/ ERIC MAREE                                   Director                             February 28, 2003
-----------------------------------------
ERIC MAREE

/s/ ALEC L. POITEVINT, II                        Director                             February 28, 2003
-----------------------------------------
ALEC L. POITEVINT, II

/s/ PIERRE PAGES                                 Director                             February 28, 2003
-----------------------------------------
PIERRE PAGES

                                  CERTIFICATION

I, Thomas L. Bell, certify that:

1.       I have reviewed this annual report on Form 10-K of Virbac Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data, and have identified for the registrant's auditors, any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas L. Bell
------------------------------
Thomas L. Bell
Chief Executive Officer
February 28, 2003

                                  CERTIFICATION

I, Joseph A. Rougraff, certify that:

1.       I have reviewed this annual report on Form 10-K of Virbac Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data, and have identified for the registrant's auditors, any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Joseph A. Rougraff
--------------------------------
Joseph A. Rougraff
Chief Financial Officer
February 28, 2003

                          INDEX TO FINANCIAL STATEMENTS



    VIRBAC CORPORATION                                                                                    PAGE
                                                                                                          ----
         Report of Independent Accountants...........................................................      F-2

         Consolidated Balance Sheets as of December 31, 2002 and 2001................................      F-3

         Consolidated Statements of Income for Each of the Three Years Ended
               December 31, 2002.....................................................................      F-4

         Consolidated Statements of Cash Flows for Each of the Three Years Ended
               December 31, 2002.....................................................................      F-5

         Consolidated Statements of Shareholders' Equity for Each of the Three
               Years Ended December 31, 2002.........................................................      F-7

         Notes to Consolidated Financial Statements..................................................      F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and
Shareholders of Virbac Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 25 present fairly, in all material respects, the financial position of Virbac Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 25 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002. In addition, as discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting associated with revenue recognition effective October 1, 2000.


PricewaterhouseCoopers LLP
Fort Worth, Texas
February 28, 2003

                               VIRBAC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------



(amounts in thousands except share data)                                                     DECEMBER 31,
                                                                                         2002              2001
                                                                                     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $        865      $        477
   Accounts receivable, net                                                                14,970            12,905
   Accounts receivable - Virbac S. A. and subsidiaries                                        289             1,170
   Inventories, net                                                                        12,022            13,932
   Deferred income taxes                                                                      662             2,535
   Prepaid expenses and other assets                                                        2,135             1,338
                                                                                     ------------      ------------
Total current assets                                                                       30,943            32,357

Property, plant and equipment, net                                                         12,841            12,659
Goodwill, net                                                                               3,266             3,266
Intangible assets, net                                                                      6,497             3,886
Deferred income taxes                                                                       1,886             1,885
Other assets                                                                                  278               315
                                                                                     ------------      ------------
   TOTAL ASSETS                                                                      $     55,711      $     54,368
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and notes payable                               $          4      $        600
   Accounts payable
      Trade                                                                                 4,487             5,059
      Virbac S.A                                                                              119               982
   Accrued property taxes                                                                     196               198
   Accrued expenses                                                                         3,535             1,597
                                                                                     ------------      ------------
Total current liabilities                                                                   8,341             8,436

Long-term debt and notes payable                                                            6,862             9,700
Unearned product license fees                                                               5,916             5,395

Commitments and contingent liabilities (Note 13)

Shareholders' equity:
   Common stock ($.01 par value; 38,000,000 shares authorized;
     22,214,000 and 22,055,000 issued, respectively)                                          222               221
   Additional paid-in capital                                                              35,287            34,938
   Accumulated deficit                                                                       (837)           (4,217)
                                                                                     ------------      ------------
                                                                                           34,672            30,942
   Less:  Treasury stock at cost (16,000 and 28,000 shares, respectively)                     (80)             (105)
                                                                                     ------------      ------------
                                                                                           34,592            30,837
                                                                                     ------------      ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $     55,711      $     54,368
                                                                                     ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

(amounts in thousands except per share data)                               FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                      2002               2001              2000
                                                                ----------------   ----------------  ----------------
Net revenues                                                    $         63,752   $         60,628  $         52,965
Cost of goods sold                                                        36,317             35,898            30,241
                                                                ----------------   ----------------  ----------------
  Gross profit                                                            27,435             24,730            22,724

Operating expenses
   Sales and marketing                                                    10,806             10,684             8,904
   General and administrative                                              5,574              5,720             6,982
   Research and development, net of reimbursement                          2,950              2,997             1,331
   Warehouse and distribution                                              2,297              2,215             2,676
                                                                ----------------   ----------------  ----------------
      Operating expenses                                                  21,627             21,616            19,524

Income from operations                                                     5,808              3,114             2,831

Other income (expense)
   Interest expense                                                         (329)              (596)           (1,005)
   Other                                                                       0                  3               565
                                                                ----------------   ----------------  ----------------

Income before income tax (expense), benefit                                5,479              2,521             2,391

Income tax (expense), benefit                                             (2,099)            (1,211)            1,021
                                                                ----------------   ----------------  ----------------

Income before cumulative effect of accounting change                       3,380              1,310             3,412

Cumulative effect of accounting change                                                                           (469)
                                                                ----------------   ----------------  ----------------
Net income                                                      $          3,380   $          1,310  $          2,943
                                                                ================   ================  ================

Earnings per share before cumulative effect
   Basic income per share                                       $           0.15   $           0.06  $           0.16
                                                                ================   ================  ================
   Diluted income per share                                     $           0.15   $           0.06  $           0.15
                                                                ================   ================  ================

Cumulative effect per share
   Basic loss per share                                         $                  $                 $          (0.02)
                                                                ================   ================  ================
   Diluted loss per share                                       $                  $                 $          (0.02)
                                                                ================   ================  ================

Earnings per share
   Basic income per share                                       $           0.15   $           0.06  $           0.14
                                                                ================   ================  ================
   Diluted income per share                                     $           0.15   $           0.06  $           0.13
                                                                ================   ================  ================

Basic shares outstanding                                                  22,115             22,038            21,376
                                                                ================   ================  ================
Diluted shares outstanding                                                22,774             22,558            22,133
                                                                ================   ================  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------

(amounts in thousands)                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                  2002            2001             2000
                                                                               ----------      ----------      ----------

OPERATING ACTIVITIES:
Net income                                                                     $    3,380      $    1,310      $    2,943

Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Provision for excess and obsolete inventories                                   364             364               0
      Depreciation and amortization                                                 1,383           1,640           1,753
      Provision for doubtful accounts                                                 125             312             (49)
      Tax benefit realized by reversal of valuation allowance                                                      (1,051)
      Recognition of unearned product license fees                                   (129)
      Recognition of deferred tax expense                                           1,994           1,189
      Issuance of stock to directors as compensation                                   63              21              72
      Loss on disposal of assets                                                       12             103              25
      Changes in operating assets and liabilities
      Increase in accounts receivable, net                                         (1,309)         (6,161)         (2,196)
      (Increase) decrease in inventories, net                                       1,546             194            (717)
      (Increase) decrease in prepaid expenses and other                              (797)            104            (523)
      Increase (decrease) in accounts payable                                      (1,445)            992             693
      Increase (decrease) in accrued expenses                                       1,936            (430)           (585)
                                                                               ----------      ----------      ----------
Net cash provided by (used in) operating activities                                 7,123            (362)            365
                                                                               ----------      ----------      ----------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                          (1,504)         (1,331)         (1,110)
Acquisition of licensing rights                                                    (2,683)           (628)         (1,700)
Receipt of product license fees                                                       650             150           5,250
Other                                                                                  38            (294)           (146)
                                                                               ----------      ----------      ----------
Net cash provided by (used in) investing activities                                (3,499)         (2,103)          2,294
                                                                               ----------      ----------      ----------
FINANCING ACTIVITIES:
Proceeds from long-term debt and notes payable                                     11,921          13,816          18,740
Repayment of long-term debt and notes payable                                     (15,356)        (11,109)        (22,009)
Change in outstanding checks in excess of funds on deposit                             10            (109)            196
Advance from Virbac S.A.                                                                                            1,500
Repayment to Virbac S.A.                                                                                           (1,500)
Reissuance of treasury shares                                                                          32             101
Issuance of common stock                                                              189              40             631
Purchase and retirement of shares                                                                                    (277)
                                                                               ----------      ----------      ----------
Net cash provided by (used in) financing activities                                (3,236)          2,670          (2,618)
                                                                               ----------      ----------      ----------
Increase in cash and cash equivalents                                                 388             205              41
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          477             272             231
                                                                               ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $      865      $      477      $      272
                                                                               ==========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



        The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
(amounts in thousands)                                       2002          2001          2000
                                                           --------      --------      --------
Cash paid for interest                                     $    347      $    598      $  1,009
Cash paid for income taxes                                      126            78            --

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

         In order to maintain Virbac S. A.'s (VBSA") 60% ownership interest in the Company until the expiration, termination, or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Accordingly, 52,000, 0, and 606,000 shares were issued to VBSA in 2002, 2001, and 2000, respectively. No shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

         In September 2000, the Company repaid debt in the amount of $51,000 by issuing 13,000 shares, respectively, of the Company's common stock.



        The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

(amounts in thousands)                     COMMON STOCK                                      TREASURY STOCK
                                        ------------------                                --------------------
                                                             Additional
                                         Number        Par    Paid In      Accumulated     Number
                                        of Shares    Value    Capital        Deficit      of Shares     Amount     Total
                                        ----------   -----   ----------    -----------    ----------    ------    -------
Balance at end 1999                         20,976     210       33,999         (8,470)           43       (98)    25,641

Issuance for stock compensation plans          400       4          627                                               631

Shares issued to directors                      34                   71                                                71

Purchase of treasury shares                                                                       79      (277)      (277)

Issuance for stock compensation plans                               (72)                         (68)      174        102

Shares issued to retire debt                    13                   51                                                51

Shares issued to VBSA under anti-
dilution provisions of merger
agreement                                      606       6           (6)

Net income                                                                       2,943                              2,943
                                        ----------   -----   ----------    -----------    ----------    ------    -------
Balance at end 2000                         22,029     220       34,670         (5,527)           54      (201)    29,162

Shares issued to directors                                                                        (6)       21         21

Issuance for stock compensation plans           26       1           (4)                         (20)       75         72

Income tax benefit from stock option
exercises                                                           272                                               272

Net income                                                                       1,310                              1,310
                                        ----------   -----   ----------    -----------    ----------    ------    -------

Balance at end 2001                         22,055   $ 221   $   34,938    $    (4,217)           28    $ (105)   $30,837

Shares issued to directors                       6                   43                           (5)       20         63

Issuance for stock compensation plans          101       1          182                          (23)       85        268

Purchase of treasury shares                                                                       16       (80)       (80)

Income tax benefit from stock option
exercises                                                           124                                               124

Shares issued to VBSA under anti-
dilution provisions of merger
agreement                                       52

Net income                                                                       3,380                              3,380
                                        ----------   -----   ----------    -----------    ----------    ------    -------

Balance at end 2002                         22,214   $ 222   $   35,287    $      (837)           16    $  (80)   $34,592
                                        ==========   =====   ==========    ===========    ==========    ======    =======



        The accompanying notes are an integral part of these consolidated financial statements.

                               VIRBAC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Virbac Corporation (the "Company" or "Virbac") manufactures and distributes a wide variety of health, grooming, dental, and parasiticidal products for pets and other companion animals under the C.E.T., Allerderm, St. JON, Zema, Mardel, Pet-Tabs, and Francodex brand names.

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

         REVENUE RECOGNITION

                  The Company recognizes revenue when ownership transfers to the Company's customers. See the discussion in Note 4 regarding a change in accounting principle in 2000.

                  Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


                  Amounts reflected in the financial statements as unearned product license fees will be recognized into revenue over the term of the agreement based upon actual sales versus forecasted sales of the licensed product.

                  Accounts receivable consists of the amounts estimated to be collectible on sales, after allowance for uncollectible amounts based on historical experience. At December 31, 2002 and 2001, the allowance for uncollectible accounts was $98,000 and $106,000, respectively.

         SALES RETURNS

                  The Company records estimated reductions in revenue for product returns from its customers in the period that the sale occurs. The amount of returns for the years ended December 31, 2002, 2001, and 2000 was $1.8 million, $2.9 million, and $1.7 million, respectively.

         CASH AND CASH EQUIVALENTS

                  For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amounts outstanding under the revolving line of credit. At any given point in time, the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks in excess of funds on deposit are classified as accounts payable in the amounts of $1.2 million and $1.1 million at December 31, 2002 and December 31, 2001, respectively.

         CONCENTRATION OF CREDIT RISK

                  The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary buying group represent the Company's largest group of customers and accounted for approximately 18% and 12% of net sales in 2002 and 2001, respectively. Accounts receivable outstanding to this same buying group at years ended December 31, 2002 and December 31, 2001 were approximately $5.2 million and $3.8 million, respectively. The Company has another customer whose sales were less than 3% of total sales for 2002 and 2001, but whose receivable balance was $2.6 million and $1.7 million at December 31, 2002 and December 31, 2001, respectively.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

                  The Company has determined that the fair value of the Company's debt approximates book value at December 31, 2002 and 2001, based on terms currently available to the Company in financial markets.

         INVENTORIES

                  Inventories are stated at the lower of average cost or market, which approximates the first-in, first-out method. Inventoriable costs include materials, direct labor, and manufacturing overhead. Inventories are stated net of a reserve for estimated excess and obsolete inventories.

         PROPERTY, PLANT, AND EQUIPMENT

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

                  A summary of estimated useful lives used in computing depreciation for financial statement reporting is as follows:

                                                                                   Estimated
                                                                                   Useful life
                                                                                   -----------
         Building and leasehold improvements                                       5-39 years
         Production equipment                                                       5-7 years
         Furniture, computer equipment and software, and fixtures                   3-7 years
         Vehicles                                                                     4 years

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


         GOODWILL AND OTHER INTANGIBLE ASSETS

                  On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This test is performed in the fourth quarter of each year. The Company has determined that patents have determinable lives and product rights, and these assets are amortized over the period of expected future benefit.

         LONG-LIVED ASSETS

                  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" the Company's management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable, based on the undiscounted cash flows of operations over the remaining amortization period, then the carrying value of the asset will be reduced to fair value. Management believes that its long-lived and intangible assets are fully recoverable.

         ADVERTISING EXPENSE

                  Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 2002, 2001, and 2000 were $1.4 million, $2.4 million, and $1.5 million, respectively. Prepaid expenses at December 31, 2002 and December 31, 2001 included deferred advertising costs of $0.2 and $0.3 million, respectively, which will be expensed during the quarterly period that advertising first takes place.

         FREIGHT TO CUSTOMERS

                  During fiscal 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Costs." The Company has chosen to adopt this standard in the fourth quarter of 2000. Freight and handling expense for 2002, 2001, and 2000 was $1.3 million, $1.5 million, and $1.2 million, respectively, and is classified as warehouse and distribution expense.

         RESEARCH AND DEVELOPMENT EXPENSES, NET OF REIMBURSEMENT

                  Research and development costs are charged to expense when incurred. The costs mostly consist of labor and third party consulting fees. In 1999, the Company entered into a contract with VBSA to perform research and development services for specific

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


         products to be launched in 2001. For 2000, the Company was reimbursed $400,000 by VBSA for services performed in those years, and research and development costs, as presented in the accompanying statements of income, were reduced by such reimbursement. Beginning in 2001, the Company is responsible for all such costs.

         INCOME TAXES

                  The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Under the liability method, deferred taxes are recognized for the estimated future tax effects attributable to temporary differences between the book and tax basis of assets and liabilities, as well as carryforward items. These tax effects are measured based on provisions of enacted tax laws. The classification of any net deferred tax assets and/or liabilities (i.e., current or non-current) will be based primarily on the classification of the related assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets, will not be realized.

         EARNINGS PER SHARE

                  Basic EPS is based on the weighted average number of outstanding common shares during the period, but does not consider dilution for potentially dilutive securities, such as stock options and stock issuable under the antidilution provisions of the merger agreement with VBSA. Diluted EPS reflects dilutive potential common shares. Dilutive potential common shares arising from the effect of outstanding stock options are computed using the treasury stock method, if dilutive.

                  For fiscal 2002, 2001, and 2000, the number of weighted average shares and potential common shares is as follows:

(amounts in thousands)
                                               YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                2002     2001     2000
                                               ------   ------   ------
Weighted average shares - basic                22,115   22,038   21,376
Potential common shares
       Stock options                              351      144      309
       VBSA under antidilution provisions of
             merger agreement                     308      376      448
                                               ------   ------   ------
Total weighted average common and
      potential common shares - diluted        22,774   22,558   22,133
                                               ======   ======   ======

                  There were no antidiluted options during each of 2002, 2001, or 2000.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


         PREFERRED STOCK

                  The Company's Board of Directors may, without further action by stockholders, from time-to-time direct the issuances of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences, and limitations of each series. No shares of preferred stock have been issued as of December 31, 2002.

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

                  The former owners of PM Resources, Zema, and St. JON have indemnified the Company from environmental claims resulting from any liabilities or obligations arising from events occurring prior to the acquisitions of these three companies, which the Company did not expressly assume. The Company has been notified by certain state agencies of non-compliance with certain state and federal environmental regulations. However, management believes that the resolution of these issues will have no material effect on the Company's financial position, cash flows, or income.

         EMPLOYEE STOCK-BASED COMPENSATION

                  The Company has adopted FAS 123, which addresses accounting for stock options and warrant plans and selected the "intrinsic value based method" for valuing stock options granted to employees. Had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in FAS 123, the Company's net income and net income per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


(amounts in thousands except per share data)                 DECEMBER 31,
                                                 ------------------------------------
                                                    2002         2001         2000
                                                 ----------   ----------   ----------
Net income as reported                           $    3,380   $    1,310   $    2,943
Pro forma net income                                  3,095        1,102        2,813

Basic income per share as reported                      .15          .06          .14
Diluted income per share as reported                    .15          .06          .13
Pro forma basic income per share                        .14          .05          .13
Pro forma diluted income per share                      .14          .05          .13

Weighted average fair value of options granted   $     3.91   $     2.83   $     2.43

         SALES INCENTIVES

                  The Company offers sales incentive programs to its distributors based upon sales volumes generated by the distributors. The incentives earned under these programs are accrued in the period that the incentive is earned and are deducted from revenues. For 2002, 2001, and 2000, these rebates totaled $0.8 million, $0.2 million, and $0.6 million, respectively.

         NEW ACCOUNTING STANDARDS

                  The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") in June 2002. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have a material impact on the Company's consolidated financial position, consolidated income, or cash flows.

                  The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures," ("SFAS 148"), which amends SFAS 123 "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Company has not elected to change to the fair value-based method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 have been adopted for the year ended December 31, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for the three-month interim period ended March 31, 2003.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


                  The FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make new disclosures regarding guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002. The provisions of FIN 45 are not expected to have a material impact on the Company's consolidated financial position, consolidated income, or cash flows.

                  The FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The provisions of FIN 46 are not expected to have a material impact on the Company's consolidated financial position, consolidated income, or cash flows.

3. 2003 FACILITY CLOSURE

         In January 2003, the Company committed to a plan to close its leased Harbor City manufacturing facility and to move all of the future production at that facility to its Fort Worth facility. The Harbor City facility manufactured primarily oral hygiene products. The Company began negotiations with the landlord for the Harbor City facility in January 2003, and, during that month, the Company and landlord agreed to terminate the lease as of February 28, 2003. The expected costs to close the facility are approximately $539,000 and consist mostly of leasehold improvement write-offs and costs to transfer existing equipment and inventory to the Fort Worth facility.

4. CHANGE IN ACCOUNTING PRINCIPLE

         On December 3, 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company recorded revenues. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company's distribution facility due to the transfer of the risk of loss to common carriers. The cumulative effect of this change for periods prior to December 31, 2000 of $469,000, or $0.02 per share, is shown as the cumulative effect of accounting change in the Consolidated Statements of Income for the year ended December 31, 2000. The net effect for fiscal 2000 of this change was to reduce sales by $763,000, and diluted earnings per share by $0.02. During 2001, the Company changed its shipping terms with its customers so that ownership transferred to the customer at the time of shipment.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


5. INVENTORIES

         Inventories consist of the following:

(amounts in thousands)                                   DECEMBER 31,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
Raw materials                                        $  5,161    $  7,437
Finished goods                                          7,255       6,940
                                                     --------    --------
                                                       12,416      14,377
Less - reserve for excess and obsolete inventories       (394)       (445)
                                                     --------    --------
                                                     $ 12,022    $ 13,932
                                                     ========    ========

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

                                           DECEMBER 31,
                                      --------------------
(amounts in thousands)                  2002        2001
                                      --------    --------
Land                                  $  3,380    $  3,380
Building and leasehold improvements      7,897       7,593
Production equipment                     6,175       5,273
Vehicles                                    15           0
Furniture and fixtures                     871         840
Computer equipment and software          1,244       1,234
                                      --------    --------
                                        19,582      18,320
Less-accumulated depreciation           (6,741)     (5,661)
                                      --------    --------
                                      $ 12,841    $ 12,659
                                      ========    ========

         In 2002, 2001, and 2000, depreciation expense was $1.3 million, $1.2 million, and $1.2 million, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standard ("FAS") No. 141, "Business Combinations," and, effective January 1, 2002, the Company adopted the full provisions of FAS No. 141 and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill acquired prior to June 30, 2001 using the criteria of FAS No. 141, which resulted in no changes in the classification of goodwill at January 1, 2002. FAS No. 142 requires that purchased

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents have determinable lives, and product rights and other intangibles have indeterminate lives.

         FAS No. 142 requires a transitional goodwill impairment test and an annual goodwill impairment test. The Company completed the first phase of the transitional goodwill impairment test during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second phase is not necessary. The Company performed its annual goodwill and indefinite-lived intangibles impairment tests during the fourth quarter of 2002 and found no impairment to its recorded goodwill.

         In accordance with FAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year period, is as follows (in thousands, except per share amounts):

(in thousands)                               YEAR ENDED     YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,
                                                2001           2000
                                            ------------   ------------
Net income:
  Reported net income                       $      1,310   $      2,943
  Goodwill amortization                     $        169   $        301
  Indefinite-lived asset amortization       $         57   $         13
  Adjusted net income                       $      1,536   $      3,257

Basic earnings per share:
  Reported earnings per share               $       0.06   $       0.14
  Goodwill amortization                     $       0.01   $       0.01
  Intangible assets not amortized           $       0.00   $       0.00
  Adjusted earnings per share               $       0.07   $       0.15

Diluted earnings per share:
  Reported earnings per share               $       0.06   $       0.13
  Goodwill amortization                     $       0.01   $       0.01
  Intangible assets not amortized           $       0.00   $       0.00
  Adjusted earnings per share               $       0.07   $       0.15

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


         Goodwill and other intangibles, net consist of the following:

         Acquired Intangible Assets:

(in thousands)                                     AS OF DECEMBER 31, 2002       AS OF DECEMBER 31, 2001
                                                 ---------------------------   ---------------------------
                                                    GROSS                         GROSS
                                                   CARRYING      ACCUMULATED     CARRYING      ACCUMULATED
                                                    AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                                 ------------   ------------   ------------   ------------
Intangible assets subject to amortization:
         Patents                                 $        375   $         85   $        347   $         61
         Product rights                          $      2,375   $         48

Intangible assets not subject to amortization:
         Product rights and other                $      3,880                  $      3,600
                                                 ------------   ------------   ------------   ------------
Total intangible assets                          $      6,630   $        133   $      3,947   $         61
                                                 ============   ============   ============   ============

         Goodwill:

(in thousands)                                    CONSUMER
                                     VETERINARY    BRANDS     TOTAL
Goodwill, net at December 31, 2001   $    2,254   $  1,012   $ 3,266

Goodwill, net at December 30, 2002   $    2,254   $  1,012   $ 3,266

         Amortization expense for each of the next five years is expected to be (in thousands):

2003                            $          232
2004                                       309
2005                                       249
2006                                       205
2007                                       175
                                --------------
TOTAL AMORTIZATION              $        1,170
                                ==============

         Amortization expense for the year-ended December 31, 2002 was $72,000.

         During 2002, the Company acquired the rights to a new anti-pruritic product for $1.5 million. The product is patented, and, accordingly, is being amortized over the expected period of benefit, 15 years. In addition, the Company modified its agreement with the patent holder of its oral hygiene products. The original agreement required the Company to pay a royalty for each unit of product sold. The Company paid a lump sum payment of $0.7 million and therefore no longer has to make future periodic royalty payments. The Company will be amortizing the payment over the expected period of benefit, 15 years.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


8. LONG-TERM DEBT AND NOTES PAYABLE

                                                                       DECEMBER 31,
                                                                   --------------------
(amounts in thousands unless otherwise noted)                        2002        2001
                                                                   --------    --------
Revolving credit facility with a financial institution up to $12 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with
interest varying based upon covenant ratios (see below)            $  6,852    $ 10,300

Installment credit loan due September 2006, collateralized by an
automobile                                                               14
                                                                   --------    --------
                                                                      6,866      10,300
Less current portion                                                     (4)       (600)
                                                                   --------    --------
                                                                   $  6,862    $  9,700
                                                                   ========    ========

         On August 7, 2002, the revolving credit facility was amended to extend the expiration date to July 31, 2005 and increase the amount available under the facility from $10.8 million to $12.0 million. There are no principal payments due until July 2005, when the full amount outstanding will be due and payable. At December 31, 2002, $5.2 million was available under the credit facility and the interest rate was 3.25%.

         The weighted average interest rates for 2002 and 2001 were 3.81% and 5.69%, respectively.

         The interest rate and fees vary based upon the financial performance of the Company as measured by the ratio of EBITDA to interest expense paid and current maturities due. Interest rates can vary from prime plus 25 basis points to prime minus 100 basis points. At December 31, 2002, the Company was paying prime minus 100 basis points (3.25%) compared to 4.00% at December 31, 2001. A commitment fee, ranging from .25% to 1.25%, is calculated on the unused portion of the facility to be paid quarterly. In addition, a letter of credit commitment fee, ranging from 1% to 1.375% per annum, based upon financial performance ratios, is paid quarterly. At December 31, 2002, there was $195,000 in letters of credit outstanding under the credit facility.

         The revolving credit facility contains financial covenants, including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. During 2002 and at December 31, 2002, the Company was in compliance with all covenants.

         No interest was capitalized for each of the three years in the period ended December 31, 2002.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


9. COMMON STOCK TRANSACTIONS

         In 2002, 2001, and 2000, under certain antidilution provisions of the Merger Agreement, the Company issued 52,000, 0, and 606,000, shares of common stock, respectively, to VBSA. During 2002, 2001, and 2000, the Company also issued 6,000, 0, and 34,000 shares, respectively, of common stock to certain directors as part of their compensation for serving on the Company's Board of Directors. The Company charges as expense the closing value of the shares on the date they are granted to the directors. The shares granted to the directors will dilute earnings per share. The Company had several treasury stock transactions related to the issuance and purchase of shares of stock associated with the activity of its Incentive Stock Option Plan and for compensation to directors.

10. STOCK OPTIONS

         The Company has a Reload Option and Exchange Exercise Plan (the Reload
Plan), which permits employees holding options to elect, in accordance with terms of the Reload Plan, to pay the exercise price of such options by surrendering shares of the Company's common stock already owned by the employee. The shares surrendered are valued at the reported closing market price of the Company's common stock on the date that the employee provides the notice of intent to exercise the option and surrenders the shares in payment of the exercise price. The Reload Plan also provides for the issuance to the employee of a new option to acquire the number of shares of the Company's common stock surrendered in the option exercise with an exercise price per share equal to the per-share valuation applicable to the shares surrendered. There are 200,000 shares reserved for issuance under the Reload Plan. During 2002, 2001, and 2000, 15,000, 37,000, and 0, options, respectively, were granted under this plan to employees. With options granted in prior years, there are 148,000 shares available under the Reload Plan.

      Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. For the years ended December 31, 2002, 2001 and 2000 options granted under the plan were 151,000, 213,000, 113,000, respectively. Options generally vest over three years and have a maximum term of ten years. At December 31, 2002, a total of 1,900,000 shares were reserved for issuance under the plans.

         A summary of the Reload and Incentive Stock Option Plans' activity for the years shown is as follows:

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


                                             WEIGHTED AVERAGE
                                OPTIONS       EXERCISE PRICE
                               ----------    ----------------
Balance, December 31, 1999      1,077,750                1.64

      Granted                     150,953                3.08
      Exercised                  (468,334)               1.56
      Forfeited and canceled     (144,166)               2.48
Balance, December 31, 2000        616,203                1.85

      Granted                     212,812                3.43
      Exercised                   (46,066)               1.60
      Forfeited and canceled      (36,000)               2.69
Balance, December 31, 2001        746,949                2.26

      Granted                     112,841                5.02
      Exercised                  (122,475)               2.26
      Forfeited and canceled      (38,819)               3.60
Balance, December 31, 2002        698,496                2.63


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: For grants in fiscal 2002, a weighted average risk-free interest rate of 3.92%; weighted average expected volatility of 91.46%; no dividends and expected life of 6.4 years. For grants in fiscal 2001, a weighted average risk-free interest rate of 5.17%; weighted average expected volatility of 95.84%; no dividends and an expected life of seven years. For grants in fiscal 2000, a weighted average risk-free interest rate of 5.11%; weighted average expected volatility of 104.92%; no dividends and an expected life of five years. FAS 123 does not require pro forma disclosure of the effect of options and warrants granted in years prior to fiscal 1996. The pro forma effect of compensation costs using the fair value-based method is not indicative of future amounts when the new method will apply to all outstanding option and warrant grants.

         The following table summarizes information for stock options outstanding and exercisable at December 31, 2002:

                                          WEIGHTED AVERAGE                EXERCISABLE
                                        --------------------    --------------------------------
   RANGE OF             NUMBER          REMAINING   EXERCISE      NUMBER        WEIGHTED AVERAGE
EXERCISE PRICE        OUTSTANDING         LIFE       PRICE      OUTSTANDING      EXERCISE PRICE
--------------        -----------       ---------   --------    -----------     ----------------
$1.12 - $1.68             340,639       4.6 years   $   1.46        340,639     $           1.46
$1.68 - $2.52               9,000       7.1 years   $   2.34          6,000     $           2.34
$2.52 - $3.78             222,166       7.6 years   $   3.12        100,837     $           3.00
$3.78 - $5.67             126,691       9.2 years   $   4.90         22,110     $           4.79
                      -----------       ---------   --------    -----------     ----------------
                          698,496       6.4 years   $   2.63        469,586     $           1.96

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


11. INCOME TAXES

         The Company has recognized a net income tax provision, (benefit) as follows:

(amounts in thousands)     2002        2001
                         --------    --------
Current
   Federal               $    (22)   $     13
   State                      127           9
                         --------    --------
Total Current                 105          22

Deferred
   Federal                  1,744         949
   State                      250         240
                         --------    --------
Total Deferred              1,994       1,189
                         --------    --------
Total                    $  2,099    $  1,211
                         ========    ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(amounts in thousands)                      DECEMBER 31,

                                           2002       2001
                                         --------   --------
Deferred tax assets:
    Tax in excess of book goodwill          1,765   $  2,200
    Net operating loss carryforwards          440      1,748
    Inventory                                  98        169
    Deferred income                           603          0
    Other accruals and reserves               485        553
    Federal tax credits                        92        101
                                         --------   --------
Total deferred tax assets                   3,483      4,771

Deferred tax liabilities:
    Tax in excess of book depreciation        481        315
    Prepaid expense                           454          0
    Other                                       0         36
                                         --------   --------
Total deferred tax liabilities                935        351

Total net deferred tax assets            $  2,548   $  4,420
                                         ========   ========

         The Company has available net operating loss carryforwards totaling approximately $1.2 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

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

         The 2002 expense, 2001 expense, and 2000 benefit for income taxes is different than the amount computed using the applicable federal statutory income tax rate, with the differences summarized below:

(amounts in thousands)                                 YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
Tax expense at federal statutory rates              $  1,865   $    857   $    654
Adjustment due to:
      Change in valuation allowance                                         (1,930)
      Non-deductible goodwill amortization                 0        100        177
      State income taxes net of federal benefit          186        117        109
      Other                                               48        137        (31)
                                                    --------   --------   --------
Income tax expense, (benefit)                       $  2,099   $  1,211   $ (1,021)
                                                    ========   ========   ========

         The adjustment for the change in the valuation allowance for deferred tax assets is due to the Company determining in late 2000 that due to its profitability and its expectation of future profits, it was more likely than not that the Company would be able to realize the tax benefit from the deferred tax assets.

12. EMPLOYEE SAVINGS PLAN

         The Company sponsors two 401(k) savings plans (the Plans). Former employees of Virbac, Inc. and non-union former employees of AGNU participate in one plan, while union employees of PM Resources participate in a second plan. Substantially, all employees of the Company may participate in one of the Plans, subject to certain eligibility and entry requirements. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% or 20% of the employees' salaries, depending upon the Plan. The Plans permit various employer contributions. Employer contributions were approximately $424,000, $280,000, and $123,000 for 2002, 2001, and 2000,
respectively.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


13. COMMITMENTS AND CONTINGENT LIABILITIES:

OPERATING LEASES

         The Company leases facilities and certain machinery under non-cancelable operating leases that expire at various dates through December 2005 and have renewal options ranging from 1 to 5 years. Future lease payments under non-cancelable operating leases as of December 31, 2002 are as follows ($000's):

2003                                         $  351
2004                                            307
2005                                            190
2006                                             12
2007                                              3
                                             ------
TOTAL MINIMUM LEASE PAYMENTS                 $  863
                                             ======

         Total rent expense under operating leases was $374,000, $438,000, and $401,000 in fiscal years 2002, 2001, and 2000, respectively.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company was committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products, and the Company's future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimates those costs to be approximately $1.4 million and they will be recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, approximately $50,000 had been incurred by December 31, 2002. The Company began to amortize its payments to the third party over the period of expected future benefit in the second quarter of 2001. During 2001, $11,000 of amortization expense was recorded in the Statement of Income.

         Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," the Company determined that the $3.2 million previously paid to the third party has an indefinite life and will not be amortized. Instead, these costs will be reviewed for impairment each year in accordance with the Company's policy.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


PFIZER AGREEMENT

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, some, or all of which, is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by December 31, 2003. In September 2002, the Company received an additional payment of $0.7 million because a regulatory milestone had been achieved. These product license fees will be recognized over the contract period of 15 years. The payments received have been reflected as unearned product license fees in the September 30, 2002 and December 31, 2001 Balance Sheet and accretion of these fees was begun in the fourth quarter of 2002 and totaled $34,000.

LITIGATION

         The Company is subject to certain litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes that the final outcome of any current litigation or claim will not have a material adverse effect on the Company's financial position, cash flows, or income.

REGULATORY AND ENVIRONMENTAL MATTERS

         The Company is subject to certain rules and regulations of various governmental regulatory bodies. The Company believes that it is in compliance with these rules and regulations.

ADJUSTMENT OF THE MERGER SHARES

         In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination, or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger, and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of December 31, 2002, 221,000 pre-merger options were outstanding. In 2002, 58,000 pre-merger options were exercised. As a result, 52,000 shares were issued to VBSA. In the future, and, to the extent available, no shares will be issued to VBSA in the event that treasury shares are reissued to satisfy these pre-merger obligations.

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


ADVERTISING

The Company has committed to a one-year contract with a major radio network to spend up to $1.6 million in 2003 to promote the Company's oral hygiene products. The contract allows the Company to cancel its obligation after six or nine months at its sole discretion. If the contract is canceled, the Company would owe the radio network only for the advertising performed through the cancellation date. Since no advertising had been performed under this contract through December 31, 2002, no liability or expense has been recorded on the Company's financial statements.

14. SELECTED QUARTERLY DATA (UNAUDITED)

         The table below details quarterly results for each quarter for the last two years.

                                                 First    Second     Third     Fourth
(amounts in thousands, except per share)        Quarter   Quarter   Quarter   Quarter
                                                -------   -------   -------   -------

2001:
Sales                                           $14,987   $15,974   $14,695   $14,972
Gross Profit                                      5,960     6,550     6,177     6,043
Net income                                          581       497       206        26

Basic and diluted earnings per share            $  0.03   $  0.02   $  0.01   $  0.00


2002:
Sales                                           $15,889   $15,649   $15,883   $16,331
Gross Profit                                      6,808     6,882     6,730     7,015
Net income                                          786       660       947       987

Basic earnings per share                        $  0.04   $  0.03   $  0.04   $  0.04
Diluted earnings per share                      $  0.03   $  0.03   $  0.04   $  0.04


15. RELATED PARTY TRANSACTIONS

         The Company purchased raw materials and finished goods from VBSA and its related affiliates in the amount of $0.6 million, $2.5 million, and $1.1 million in 2002, 2001, and 2000, respectively. The Company had sales to VBSA and its related affiliates in the amounts of $1.4 million, $1.2 million, and $1.2 million in 2002, 2001, and 2000, respectively.

         In 2000, the Company was reimbursed $400,000 by VBSA for obtaining U.
S. registration and internal and external research and development costs that were incurred on behalf of VBSA. During 1999, the Company entered into an agreement with VBSA, giving the Company the exclusive U.S. and Canadian rights to manufacture and sell products currently in development and previously developed by VBSA. Beginning in 2001, the Company started

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


paying VBSA a royalty ranging from 2.5% to 6% on VBSA-developed products sold by the Company. In 2002 and 2001, those royalties totaled $0.1 million and $0.2 million, respectively.

         During 2000, the Company rented the land and building at the Company's Harbor City, California facility from the former owner of St. JON and the former president of the Company's Consumer Brands Segment. The lease, as amended, expired in August 2000 and the Company exercised an option to extend the term for an additional five years. Rent expense under this agreement was $167,000 in 2000. Subsequent to December 31, 2000, the building was sold to an unrelated third party.

         In 1999, the Company entered into an agreement with VBSA appointing VBSA as its exclusive distributor for its pet health care products outside of the U.S. and Canada.

16. SEGMENT AND RELATED INFORMATION

         The Company has three reportable segments. The Veterinary segment manufactures and distributes pet health products mainly to veterinarian offices. The Consumer Brands segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market. PM Resources (or "PMR") manufactures and distributes animal health and specialty chemicals under private label brands and for third parties.

         Each segment uses the accounting policies described in Note 2. In evaluating segment performance (excluding PM Resources), management focuses on income from operations excluding depreciation, amortization, interest, other expenses, (income), and taxes. Total assets are monitored by the Company's administrative segment (except for accounts receivable which are reviewed by Veterinary and Consumer Brands segments). Management separately monitors PM Resources' results and total assets.

         The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies.

         Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


                                                              Consumer                               Consolidated
                                                 Veterinary    Brands      PMR     Administration        Total
                                                 ----------   --------   -------   --------------    ------------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002
Revenues from external customers                 $   32,842   $ 15,765   $15,146                     $     63,752
Depreciation and amortization                                                510              873           1,383
Income (loss) from operations                        10,117        954     2,639           (7,902)          5,808
Interest and other expense                                                                   (329)           (329)
Tax expense                                                                                (2,099)         (2,099)
Net income                                                                                                  3,380

Total assets                                          9,622      1,977    15,752           28,360          55,711
Capital expenditures                                                         830              674           1,504

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001
Revenues from external customers                 $   25,373   $ 17,421   $17,833                     $     60,628
Depreciation and amortization                                                449            1,191           1,640
Income (loss) from operations                         6,610      1,838     2,633           (7,967)          3,114
Interest and other expense                                                                   (593)           (593)
Tax expense                                                                                (1,211)         (1,211)
Net income                                                                                                  1,310

Total assets                                          5,699      2,493    12,357           33,819          54,368
Capital expenditures                                                         652              679           1,331

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
Revenues from external customers                 $   22,237   $ 16,234   $14,360   $          134    $     52,965
Depreciation and amortization                                                418            1,335           1,753
Income (loss) from operations                         5,708      2,835     1,612           (7,324)          2,831
Interest and other expense                                                   321             (761)           (440)
Net income before tax and cumulative effect                                                                 2,391
Tax Benefit                                                                                 1,021           1,021
Cumulative change                                      (244)      (225)                                      (469)
Net income                                                                                                  2,943

Total assets                                          3,639      2,918    10,235           32,596          49,388
Capital expenditures                                                         344              766           1,110

         During 2002, 2001, and 2000, the Company sold its products in the U.S. and Canada. In addition, as a result of the merger, the Company recognized export sales, primarily to the United Kingdom and Germany. All property owned by the Company is located in the U.S. The following table presents revenue by country based on location of the customer:

(amounts in thousands)     2002       2001       2000
                         --------   --------   --------
United States            $ 59,630   $ 57,129   $ 50,306
Canada                      2,116      1,735      1,614
Export                      2,006      1,764      1,045
                         --------   --------   --------
Total revenue            $ 63,752   $ 60,628   $ 52,965
                         ========   ========   ========

                               VIRBAC CORPORATION

--------------------------------------------------------------------------------


17. OTHER INCOME


         Other income, (expense) consists of:

                                             FOR THE YEARS ENDED
amounts in thousands                            DECEMBER 31,
                                           2002     2001     2000
                                          ------   ------   ------
License fee for Bromethalin Rodenticide   $        $        $  196
Settlement on class action lawsuit                             125
Other                                          0        3      244
                                          ------   ------   ------
                                          $    0   $    3   $  565
                                          ======   ======   ======

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2002



      COLUMN A                   COLUMN B                       COLUMN C                          COLUMN D        COLUMN E

                                                                ADDITIONS
                                                 -----------------------------------------
                                BALANCE AT                                                                       BALANCE AT
                                BEGINNING        CHARGED TO COSTS       CHARGED TO OTHER         DEDUCTIONS        END OF
     DESCRIPTION                OF PERIOD          AND EXPENSES        ACCOUNTS - DESCRIBE       - DESCRIBE        PERIOD
     -----------                ----------       ----------------      -------------------       ----------      ----------
Inventory Reserve               $  445,000       $        364,000                                $  415,000(1)   $  394,000


Allowance for                   $  106,000       $        125,000                                $  133,000(2)   $   98,000
   Doubtful Accounts

(1) During the year, $415,000 of inventory was removed from stock and destroyed.

(2) Accounts receivable of $133,000 were written off during the year because they were deemed to be uncollectible.

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2001



      COLUMN A                   COLUMN B                       COLUMN C                          COLUMN D        COLUMN E

                                                                ADDITIONS
                                                 -----------------------------------------
                                BALANCE AT                                                                       BALANCE AT
                                BEGINNING        CHARGED TO COSTS       CHARGED TO OTHER         DEDUCTIONS        END OF
     DESCRIPTION                OF PERIOD          AND EXPENSES        ACCOUNTS - DESCRIBE       - DESCRIBE        PERIOD
     -----------                ----------       ----------------      -------------------       ----------      ----------
Inventory Reserve               $  407,000       $        364,000                                   326,000(1)   $  445,000


Allowance for                   $  100,000       $        312,000                                   306,000(2)   $  106,000
   Doubtful Accounts


(1) During the year, $326,000 of inventory was removed from stock and destroyed.

(2) Accounts receivable of 306,000 were written off during the year because they were deemed to be uncollectible.

VIRBAC CORPORATION
SCHEDULE II - RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2000



      COLUMN A                   COLUMN B                       COLUMN C                          COLUMN D        COLUMN E

                                                                ADDITIONS
                                                 -----------------------------------------
                                BALANCE AT                                                                       BALANCE AT
                                BEGINNING        CHARGED TO COSTS       CHARGED TO OTHER         DEDUCTIONS        END OF
     DESCRIPTION                OF PERIOD          AND EXPENSES        ACCOUNTS - DESCRIBE       - DESCRIBE        PERIOD
     -----------                ----------       ----------------      -------------------       ----------      ----------
FAS 109 Valuation               $2,422,000                             $         3,793,000(1)    $6,215,000(2)
   Allowance

Inventory Reserve               $  914,000                                                       $  507,000(3)   $  407,000


Allowance for                   $  171,000       $        (49,000)(5)                            $   22,000(4)   $  100,000
   Doubtful Accounts


(1) During the third quarter the Company recorded additional deferred tax assets and a corresponding increase in its valuation allowance.

(2) The reduction to the valuation allowance was based on improved operating results in 2000 and projected operating results in 2001 and beyond.

(3) During the year, inventory was removed from stock and destroyed. As a result, the reserve was reduced. In addition, the reserve was evaluated for appropriateness and an adjustment was made to reflect the current estimated balance needed.

(4) Accounts receivable written off during the year due to uncollectibility.

(5) Accounts receivable provisions during the year totaled $128,000. The reserve was reviewed for appropriateness and was reduced by $177,000 at December 31, 2000.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  2.4(a)    Warehousing and Distribution Agreement between Purina Mills, Inc.
            and PM Resources, Inc. dated September 9, 1993

  2.5(a)    Indemnity Agreement between Purina Mills, Inc. and PM Resources,
            Inc. dated September 9, 1993

  2.11(i)   Agreement and Plan of Merger, dated October 16, 1998, by and among
            Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.

  3.1(b)    Restated Certificate of Incorporation

  3.2(b)    Amended and Restated By-Laws

  4(a)      Specimen Stock Certificate

  10.2(f)   Fourth Restated Employment Agreement between Agri-Nutrition Group
            Limited and Bruce G. Baker, dated as of November 1, 1996

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

  10.25(h)  Amended Credit Agreement by and between Agri-Nutrition Group
            Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First
            Bank, dated August 6, 1998

  10.26(j)  Second Amendment to Credit Agreement by and between Agri-Nutrition
            Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and
            First Bank, dated October 2, 1998

  10.27(k)  Second Amendment to Credit Agreement by and between Virbac
            Corporation, PM Resources, Inc., St. JON Laboratories, Inc.,
            Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated
            May 1, 2000

  10.28(l)  Third Amendment to Credit Agreement by and between Virbac
            Corporation, PM Resources, Inc., St. JON Laboratories, Inc.,
            Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated
            April 4, 2001

  10.29(m)  Fourth Amendment to Credit Agreement by and between Virbac
            Corporation, PM Resources, Inc., St. JON Laboratories, Inc.,
            Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated
            August 7, 2002

  21+       List of Subsidiaries

  23+       Consent of PricewaterhouseCoopers LLP

  99+ Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

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

(c) Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, File No. 33-86892, and incorporated herein by reference.

(d) Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-93340, and incorporated herein by reference.

(e) Filed as Exhibit of same number to the Registrant's Registration Statement on Form S-8, File No. 33-3192, and incorporated herein by reference.

(f) Filed as Exhibit of same number to the Registrant's Form 10-K for the Fiscal Year ended October 31, 1997, and incorporated herein by reference.

(g) Filed as Exhibit of the number to the Registrant's Form 10-Q for the Quarterly Period ended April 30, 1998, and incorporated herein by reference.

(h) Filed as Exhibit of same number to the Registrant's Form 10-Q for the Quarterly Period ended July 31, 1998, and incorporated herein by reference.

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

(m) Filed as Exhibit of same number to the Registrant's Form 10-Q for the Fiscal Quarter ended September 30, 2002, and incorporated herein by reference.