Form 10-Q
period 2003-03-31
VIRBAC CORP
filed 2003-05-14
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

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


The number of shares of common stock outstanding at May 9, 2003 is 22,207,463 shares.

VIRBAC CORPORATION

                                      INDEX

                                                                                            PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheets -
       March 31, 2003 and December 31, 2002                                                   3

     Consolidated Statements of Operations -
       Three months ended March 31, 2003 and 2002                                             4

     Consolidated Statements of Cash Flows -
       Three months ended March 31, 2003 and 2002                                             5

     Consolidated Statement of Shareholders' Equity -
       Three months ended March 31, 2003                                                      6

     Notes to Consolidated Financial Statements                                               7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                13

Item 3. Qualitative And Quantitative Disclosures About Market Risk                           17

Item 4. Disclosure Controls and Procedures                                                   17

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                  18

Item 6. Exhibits and Reports on Form 8-K                                                     18

Signature and Certifications                                                                 18

Exhibit 99.1 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of
                 The United States Code                                                      21

Exhibit 99.2 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of
                 The United States Code                                                      22

PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (UNAUDITED)     PAGE 3


                                                                         MARCH 31,       DECEMBER 31,
(in thousands except share amounts)                                        2003              2002
                                                                       ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents                                              $        421      $        865
Accounts receivable, (net of an allowance of $90 and $98,
        respectively)                                                        16,784            14,970
Accounts receivable - Virbac SA                                                 438               289
Inventories, net                                                             12,069            12,022
Deferred income taxes                                                         1,068               662
Prepaid expenses and other assets                                             2,108             2,135
                                                                       ------------      ------------
Total current assets                                                         32,888            30,943

Property, plant and equipment, net                                           12,483            12,841
Goodwill, net                                                                 3,266             3,266
Intangibles, net                                                              6,736             6,497
Deferred income taxes                                                         1,886             1,886
Other assets                                                                    310               278
                                                                       ------------      ------------

Total assets                                                           $     57,569      $     55,711
                                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                      $          4      $          4
Accounts payable
         Trade                                                                4,759             4,487
         Virbac SA                                                              103               119
Accrued property taxes                                                          108               196
Accrued expenses                                                              2,374             3,535
                                                                       ------------      ------------
Total current liabilities                                                     7,348             8,341

Long-term debt                                                               10,379             6,862
Unearned product license fees                                                 5,890             5,916

Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock ($.01 par value; 38,000,000 shares
authorized; 22,221,000 and 22,214,000, respectively issued)                     222               222
Additional paid-in capital                                                   35,306            35,287
Treasury stock at cost (16,000 shares)                                          (80)              (80)
Accumulated deficit                                                          (1,496)             (837)
                                                                       ------------      ------------
                                                                             33,952            34,592
                                                                       ------------      ------------

Total liabilities and shareholders' equity                             $     57,569      $     55,711
                                                                       ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                         PAGE 4

                                                                             FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                       ------------------------------
(in thousands except per share data)                                       2003              2002
                                                                       ------------      ------------

 Net revenues                                                          $     15,437      $     15,889
 Cost of goods sold                                                           9,404             9,081
                                                                       ------------      ------------
 Gross profit                                                                 6,033             6,808

 Operating Expenses:
 Selling, general and administrative                                          5,340             4,119
 Research and development                                                     1,177               658
 Warehouse and distribution                                                     514               625
                                                                       ------------      ------------
 Total operating expenses                                                     7,031             5,402

 (Loss), income from operations                                                (998)            1,406
 Interest expense                                                               (66)             (100)
 Other income (expense)                                                           0                (4)
                                                                       ------------      ------------

 (Loss), income before income tax (benefit), expense                         (1,064)            1,310
 Income tax benefit, (expense)                                                  405              (524)
                                                                       ------------      ------------

 Net (loss), income                                                    $       (659)     $        786
                                                                       ============      ============

Earnings Per Share:
 Basic (loss), income per share                                        $      (0.03)     $       0.04
                                                                       ============      ============
 Diluted (loss), income per share                                      $      (0.03)     $       0.03
                                                                       ============      ============

 Basic shares outstanding                                                    22,216            22,073
 Diluted shares outstanding                                                  22,216            22,667


                   The accompanying notes are an integral part of these consolidated financial statements.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)        PAGE 5

(in thousands)                                                               FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
OPERATING ACTIVITIES
Net (loss), income                                                     $       (659)     $        786
Adjustments to reconcile net (loss), income to net cash
      used in operating activities:
Provision for excess and obsolete inventories                                     4                51
Depreciation and amortization                                                   409               329
Provision for doubtful accounts                                                  (4)               24
Recognition of unearned product license fees                                    (26)
Deferred income tax expense                                                    (406)              524
Issuance of stock to directors as compensation                                                     25
Loss on disposal of assets                                                      105
Net change in working capital                                                (3,036)           (2,069)
                                                                       ------------      ------------
Net cash used in operating activities                                        (3,613)             (330)
                                                                       ------------      ------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                       (91)             (279)
Acquisition of product licenses                                                (304)
Other                                                                           (31)              (23)
                                                                       ------------      ------------
Net cash used in investing activities                                          (426)             (302)
                                                                       ------------      ------------

FINANCING ACTIVITIES
Proceeds from long-term debt                                                  4,868             3,533
Repayment of long-term debt                                                  (1,351)             (495)
Change in outstanding checks in excess of funds on deposit                       59            (3,015)
Issuance of common stock                                                         19               138
                                                                       ------------      ------------
Net cash provided by financing activities                                     3,595               161
                                                                       ------------      ------------

Decrease in cash and cash equivalents                                          (444)             (471)
Cash and cash equivalents, beginning of period                                  865               477
                                                                       ------------      ------------

Cash and cash equivalents, end of period                               $        421      $          6
                                                                       ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)      PAGE 6

                                   Common Stock                               Treasury Stock
                            --------------------------    Additional    -------------------------
                              Number           Par          Paid-In       Number                     Accumulated
In thousands                 of Shares        Value         Capital      of Shares      Amount         Deficit         Total
                            -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance at
December 31, 2002                22,214    $       222    $    35,287            16   $       (80)   $      (837)   $    34,592

Shares issued for stock
  compensation plans                  7                            19                                               $        19

Net Income                                                                                                  (659)   $      (659)
                            -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balance at
March 31, 2003                   22,221    $       222    $    35,306            16   $       (80)   $    (1,496)   $    33,952
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2002 Form 10-K as filed with the Securities and Exchange Commission.

         REVENUE RECOGNITION

                  The Company recognizes revenue when ownership transfers to the Company's customers.

                  Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

         EMPLOYEE STOCK-BASED COMPENSATION

                  The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on a disclosure basis only. The Company measures compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in SFAS 123, the Company's net income and net income per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

                                                                    THREE MONTHS      THREE MONTHS
                                                                   ENDED MARCH 31,   ENDED MARCH 31,
         (in thousands except per share amounts)                         2003              2002
                                                                   ---------------   ---------------
         Net (loss), income as reported                              $       (659)     $        786
         Pro forma net (loss), income                                        (663)              717

         Basic (loss), income per share as reported                          (.03)              .04
         Diluted (loss), income per share as reported                        (.03)              .03
         Pro forma basic (loss), income per share                            (.03)              .03
         Pro forma diluted (loss), income per share                          (.03)              .03

         Weighted average fair value of options granted              $       4.16      $       3.89

VIRBAC CORPORATION                                                        PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVENTORIES (in thousands)

         Inventories consist of the following:

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2003              2002
                                                                         ------------      ------------
             Raw materials                                               $      6,349      $      5,161
             Finished goods                                                     6,043             7,255
                                                                         ------------      ------------
                                                                               12,392            12,416
             Less: reserve for excess and obsolete inventories                   (323)             (394)
                                                                         ------------      ------------
                                                                         $     12,069      $     12,022
                                                                         ============      ============

3.       LONG-TERM DEBT (in thousands)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2003              2002
                                                                                     ------------      ------------

Revolving credit facility with a financial institution up to $12 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon covenant ratios (see
below).                                                                              $     10,370      $      6,852

Other                                                                                          13                14
                                                                                     ------------      ------------
                                                                                           10,383             6,866

Less: current maturities                                                                       (4)               (4)
                                                                                     ------------      ------------

                                                                                     $     10,379      $      6,862
                                                                                     ============      ============

         The revolving credit facility expires on July 31, 2005. There are no principal payments due until July 2005, when the full amount outstanding will be due and payable. At March 31, 2003, $1.6 million was available under the credit facility and the interest rate was 3.25%. The weighted average interest rate for 2002 was 3.81%.

         The revolving credit facility contains financial covenants, including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2003, the Company was in compliance with all covenants.

         The Company has received net advances of $300,000 subsequent to March 31, 2003.

4.       STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years.

         For the three months ended March 31, 2003, 5,000 options were exercised. Of the options exercised, all were issued from previously unissued shares.

         Due to the loss the Company incurred in the quarter ended March 31, 2003, 666,000 potentially dilutive common shares were excluded from the fully diluted earnings per share calculation.

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

ADJUSTMENT OF MERGER SHARES

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA ("VBSA"), a French veterinary pharmaceutical manufacturer, and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of March 31, 2003, 221,000 pre-merger options were outstanding. During the first three months of 2003, no shares were issued for pre-merger options exercised. No newly issued shares will be issued to VBSA as long as treasury shares are available to satisfy these pre-merger obligations.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company was committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products, and the Company's future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimates those costs to be approximately $1.4 million and they will be recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, approximately $370,000 had been incurred by March 31, 2003.

         Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," the Company determined that the $3.2 million previously paid to the third party has an indefinite life and will not be amortized. Instead, these costs will be reviewed for impairment each year in accordance with the Company's policy.

PFIZER AGREEMENT

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, of which $4.25 is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by January 1, 2004. In September 2002, the Company received an additional payment of $0.7 million because a regulatory milestone had been achieved. These product license fees will be recognized over the contract period of 15 years. The payments received have been reflected as unearned product license fees in the accompanying Balance Sheets,

VIRBAC CORPORATION                                                       PAGE 10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


net of revenue recognized. The Company began recognition of these fees in the fourth quarter of 2002 of which $26,000 was recognized during the three months ended March 31, 2003.

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

         The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's annual report 10-K. In evaluating segment performance (excluding PM Resources), management focuses on income from operations excluding depreciation, amortization, interest, other expenses or (income), and taxes. All intercompany sales and transfers to the reportable segments are at cost. Such sales are eliminated in consolidation. Total assets are monitored by the Company's corporate personnel (except for accounts receivable which is reviewed by Veterinary and Consumer Brands segments). Management separately monitors PM Resources results and total assets. The Company's reportable segments utilize different channels of distribution. They are managed separately because each business distributes different products and each has different marketing strategies. During the three months ended March 31, 2003, the management of the Company reorganized the reporting structure for certain customers previously reported in the PM Resources segment into the Consumer Brands segment. All results reported below have been adjusted to reflect this change. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                          Consumer         PM                        Consolidated
(in thousands)                                            Veterinary       Brands       Resources   Administration      Total
                                                          -----------    -----------   -----------  --------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003
Net revenues                                              $     6,283    $     5,983   $     3,171                   $    15,437
Income (loss) from operations                                     425            804           405        (2,632)           (998)
Interest expense, other income, and tax expense, net                                                                         339
Net loss                                                                                                                    (659)

FOR THE THREE MONTHS ENDED MARCH 31, 2002
Net revenues                                                    8,430          4,532         2,927                        15,889
Income (loss) from operations                                   2,552            476           134        (1,756)          1,406
Interest expense, other income, and tax expense, net                                                                        (620)
Net income                                                                                                                   786

7.       OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

         The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amount outstanding under the revolving line of credit. At any given point in time, the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as accounts payable-trade in the amounts of $1.2 million and $1.2 million at March 31, 2003 and December 31, 2002, respectively.

VIRBAC CORPORATION                                                       PAGE 11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       INCOME TAXES

         As of March 31, 2003, the Company has available net operating loss carryforwards totaling approximately $2.2 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

9.       INTANGIBLE ASSETS AND GOODWILL

         For the three months ended March 31, 2003, no goodwill or other intangible assets were impaired or disposed. Goodwill and other intangibles, net consisted of the following:

         Acquired Intangible Assets:

(in thousands)                                    AS OF MARCH 31, 2003             AS OF DECEMBER 31, 2002
                                             -----------------------------     -----------------------------
                                                GROSS                             GROSS
                                               CARRYING       ACCUMULATED        CARRYING       ACCUMULATED
                                                AMOUNT        AMORTIZATION        AMOUNT        AMORTIZATION
                                             ------------     ------------     ------------     ------------
Amortized intangible assets:
         Patents                             $        402     $         92     $        375     $         85
         Product Rights                             2,625              107            2,375               48

Unamortized intangible assets:

         Product rights and other            $      3,908     $         --     $      3,880     $         --
                                             ------------     ------------     ------------     ------------
Total Intangible Assets                      $      6,935     $        199     $      6,630     $        133
                                             ============     ============     ============     ============

         Goodwill:

(in thousands)                                VETERINARY    CONSUMER BRANDS       TOTAL
                                             ------------   ---------------    ------------
Goodwill, net at December 31, 2002           $      2,254     $      1,012     $      3,266

Goodwill, net at March 31, 2003              $      2,254     $      1,012     $      3,266

Amortization expense for patents and product rights is expected to be the following for each of the next five years (in thousands):

           YEARS                   DOLLARS
           -----                   -------
           2003                      $263
           2004                       341
           2005                       282
           2006                       238
           2007                       215

VIRBAC CORPORATION                                                       PAGE 12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      WORKING CAPITAL

         The net change in working capital described earlier in the Consolidated Statements of Cash Flow consists of the following changes:


(in thousands)                                                   FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            ------------------------------
                                                                2003              2002
                                                            ------------      ------------
Increase in Accounts Receivable                             $     (1,959)     $     (1,858)
Increase in Inventories                                              (51)             (923)
Increase (decrease) in Prepaid Expenses and Other                     27              (575)
Increase in Accounts Payable                                         197             1,069
Increase (decrease) in Accrued Expenses                           (1,250)              218
                                                            ------------      ------------
Total Change in Working Capital                             $     (3,036)     $     (2,069)
                                                            ============      ============

VIRBAC CORPORATION                                                       PAGE 13


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Virbac Corporation (the "Company") manufactures and distributes companion animal health products. The Company is a leader in dermatological and oral hygiene products for companion animals, or pets, and provides a broad array of health care products to its customers under the C.E.T., Allerderm, St. JON, Iverhart, Mardel, Pet-Tabs, and Preventic brand names.

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

         o The Company receives significant support from its majority owner, Virbac SA ("VBSA"), including product development and research expenditures made that benefit the Company, short-term borrowings, and worldwide distribution of the Company's products. The Company's results could be adversely affected if VBSA were to reduce this support.

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

VIRBAC CORPORATION                                                       PAGE 14


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

                                                            FOR THE THREE MONTHS
         (In thousands)                                       ENDED MARCH 31,
                                                      -------------------------------
                                                          2003               2002
                                                      ------------       ------------
         Net revenues                                 $     15,437       $     15,889
         Gross profit                                        6,033              6,808
         Gross profit %                                         39%                43%
         Operating expenses                                  7,031              5,402
         Operating expense %                                    46%                34%
         Interest and other expense                            (66)               (96)
         (Loss), income before taxes                        (1,064)             1,310
         Income tax benefit, (expense)                         405               (524)
         Net (loss), income                           $       (659)      $        786

VIRBAC CORPORATION                                                       PAGE 15


QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

Net Revenues: Net revenues decreased by approximately $0.5 million or 3% for the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002 due to decreased sales in the Veterinary segment, which were partially offset by increased sales in the Consumer Brands and PM Resources segments. Specifically, net revenues by segment were as follows:

                                                FOR THE THREE MONTHS
         (In thousands)                            ENDED MARCH 31,                       CHANGE
                                            -----------------------------     ------------------------------
                                                2003             2002           DOLLARS              %
                                            ------------     ------------     ------------      ------------
         Veterinary                         $      6,283     $      8,430     $     (2,147)              (25)%
         Consumer Brands                           5,983            5,697              286                 5%
         PM Resources                              3,171            1,762            1,409                80%
                                            ------------     ------------     ------------
            Totals                          $     15,437     $     15,889     $       (452)               (3)%
                                            ============     ============     ============

During the three months ended March 31, 2003, the management of the Company reorganized the reporting structure for certain customers previously reported in the PM Resources segment into the Consumer Brands segment. As a result, revenue of $1.8 million that previously would have been reported for the PM Resources segment for the three months ended March 31, 2003, was reported for the Consumer Brands segment. All results reported below have been adjusted to reflect this change.

         o Veterinary net revenues decreased mostly due to high levels of backorders to our customers and due to lower Iverhart Plus sales. Backorders at March 31, 2003 were approximately $1.1 million higher than at March 31, 2002, due to production difficulties resulting from the closure of the Harbor City facility. The Company expects the backorders to be a temporary situation with future quarters having more normal backorder levels. In addition, the first quarter of 2002 had higher than normal sales associated with the initial launch of Iverhart Plus. The quarter ended March 31, 2003 had more normal levels of sales for this product.

         o Consumer Brands net revenues increased mostly due to higher sales of the Company's rodenticide product. This is a seasonal product and these incremental sales are not expected to be repeated in future quarters.

         o PM Resources net revenues increased because of higher livestock pour-on product and higher contract manufacturing business. The livestock pour-on product sales increased by $795,000 and are expected to be less than this in the second quarter due to seasonality of the product. The contract manufacturing sales increase was due to the addition of new customers. This business is expected be down slightly in future quarters from the first quarter level.

Gross Profit: Gross profit decreased by $775,000 or 11%. The decrease in gross profit increase was attributable to decreased net revenues and an unfavorable mix of products sold. Gross profit as a percentage of net revenues decreased to 39% from 43%. Specifically, gross profit by segment was as follows:

         (In thousands)                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------------------------------------------------------
                                                                GROSS                               GROSS              DOLLAR
                                                2003           PROFIT %            2002            PROFIT %            CHANGE
                                            ------------     ------------      ------------      ------------       ------------
         Veterinary                         $      3,567               57%     $      4,933                59%      $     (1,366)
         Consumer Brands                           1,979               33%            1,907                34%                72
         PM Resources                                487               15%              (32)               (2)%              519
                                            ------------                       ------------                         ------------
            Totals                          $      6,033               39%     $      6,808                43%      $       (775)
                                            ============                       ============                         ============

         o Veterinary gross profit decreased entirely due to decreases in sales volume in all categories due to increases in backorders and lower Iverhart Plus sales.

         o Consumer Brands gross profit increased almost entirely due to higher sales volume. The Company expects the Consumer Brands gross profit to range between 30% and 33% for the remainder of the year.

VIRBAC CORPORATION                                                       PAGE 16


o PM Resources gross profit increased due to higher sales volume and a favorable mix of products sold. The higher volume accounted for $217,000 of the variance and the improved mix accounted for $302,000 of the variance. The Company expects gross profits to range between 15% and 20% for the remainder of 2003.

Operating Expenses: Operating expenses have increased $1.6 million or 30% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. As a percent of sales, operating expenses increased to 46% compared to 34% in the year earlier quarter. Selling, general, and administrative expenses ("SGA") accounted for $1.2 million of the increase in the operating expenses for the quarter. The selling, general, and administrative expenses were higher due to $323,000 in costs to close the Company's Harbor City manufacturing facility and the remaining $898,000 was due to higher promotion costs related to the Company's dental and dermatological products. The Company anticipates that the closure of the Harbor City facility will reduce future operating expenses by approximately $700,000 annually. Research and development expenses increased by $519,000 compared to the corresponding quarter in 2002, due to the timing of expenditures related to the new product registration efforts the Company is undertaking. The Company expects research and development expenses to be approximately 6% to 7% of sales for the next several quarters. Warehouse and distribution expenses were down by $111,000 compared to the corresponding quarter in 2002. The decreased distribution costs were due to decreased sales volume and more efficient operations.

Interest Expense and Other Income (Expense): Interest expense was lower for the quarter than the prior year due to lower interest rates and borrowings in 2003 as compared with 2002. The interest rate on the Company's debt agreement was 3.81% at March 31, 2002 as compared with 3.25% at March 31, 2003.

Taxes: The Company has available net operating loss carryforwards totaling approximately $0.8 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax benefit in the quarter ended March 31, 2003 of $405,000 and income tax expense in the quarter ended March 31, 2002 of $524,000, which reflects a 38% effective tax rate for 2003 and a 40% tax rate for 2002. The rate is lower in 2003 because the of lower state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2003, $3.6 million of cash was used in operations. Of this amount, $659,000 came from net loss and $3.0 million was used for working capital. The Company carried higher accounts receivable of $2.0 million due to the seasonal impact of granting customers longer payment terms. Accounts receivable are expected to be reduced significantly during the next two quarters. Accrued expenses were down by $1.3 million due to the timing of payments made.

         Cash flows used in investing activities during the three months ended March 31, 2003 include payments made for proprietary dental product licenses and purchases of property, plant, and equipment.

         Cash flows provided by financing activities during the three months ended March 31, 2003 primarily reflect net borrowings of the revolving credit facility. This credit facility was used to fund the growth in accounts receivable and payments of accrued expenses.

         The Company's revolving credit facility contains financial covenants including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At March 31, 2003, the Company was in compliance with such covenants.

         At March 31, 2003, $1.6 million was available under the revolving credit facility and the interest rate was 3.25%.

         The Company had received net advances of $300,000 subsequent to March 31, 2003.

         Management believes that the Company will have sufficient cash to meet the needs of its current

VIRBAC CORPORATION                                                       PAGE 17


operations for at least the next twelve months from cash flows from current operations and from existing financing facilities. In addition, the Company will be placing particular emphasis on reducing inventories and receivables through the end of 2003.

         The Company has no current plans to significantly increase capacity of any of its plant facilities or to expend significant capital in modifying them. The Company expects capital expenditures to be approximately $3.0 million for the remainder of the year.

         In 2000, the Company reached an agreement to sublicense to Pfizer Inc. the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, of which, $4.25 million is subject to repayment if the Company has not obtained FDA approval to sell the products or certain other conditions are not met by January 1, 2004. The Company believes that the appropriate regulatory approvals will be received before December 31, 2003. In September 2002, the Company received an additional payment of $0.7 million because a regulatory milestone had been achieved. These product license fees will be recognized over the contract period of 15 years. The payments received have been reflected as unearned product license fees in the September 30, 2002 and December 31, 2001 Balance Sheet and accretion of these fees was begun in the fourth quarter of 2002. Accretion for the three months ended March 31, 2003 was $26,000.

         The Company has no plans to pay dividends to stockholders in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

         None

QUARTERLY EFFECTS AND SEASONALITY

         The results of operations of certain products in the Veterinary product line, including Virbac's flea and tick collars, have been seasonal with a lower volume of its sales and earnings being generated during the Company's first and fourth fiscal quarters. The results of operations of the Company's Consumer Brands segment have also been seasonal with a relatively lower volume of its sales and earnings being generated during the Company's fourth quarter. PM Resources operations are highly dependent on weather, livestock economics, and the timing of orders.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

         The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At March 31, 2003, the Company had $10.4 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the three-month period ended March 31, 2003, the Company would have experienced additional interest expense of $26,000 for this three-month period. This assumes no change in the principal or a reduction of such indebtedness.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

VIRBAC CORPORATION                                                       PAGE 18


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRBAC CORPORATION

/s/ Joseph A. Rougraff
------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
May 13, 2003

VIRBAC CORPORATION                                                       PAGE 19


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


/s/ Thomas L. Bell
------------------------------
Thomas L. Bell
Chief Executive Officer
May 13, 2003

VIRBAC CORPORATION                                                       PAGE 20


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


/s/ Joseph A. Rougraff
-------------------------------
Joseph A. Rougraff
Chief Financial Officer
May 13, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   99.1                  Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2                  Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.