Form 10-Q
period 2003-06-30
VIRBAC CORP
filed 2003-08-08
CIK 922814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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



The number of shares of common stock outstanding at August 4, 2003 is 22,243,650 shares.

VIRBAC CORPORATION

                                      INDEX

                                                                                                  PAGE

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
              Consolidated Balance Sheets -
              June 30, 2003 and December 31, 2002                                                   3

              Consolidated Statements of Income - Three months
              and six months ended June 30, 2003 and 2002                                           4

              Consolidated Statements of Cash Flows -
              Six months ended June 30, 2003 and 2002                                               5

              Consolidated Statement of Shareholders' Equity -
              Six months ended June 30, 2003                                                        6

              Notes to Consolidated Financial Statements                                            7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                    14

Item 3.    Qualitative And Quantitative Disclosures About Market Risk                              20

Item 4.    Disclosure Controls and Procedures                                                      20


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                     21

Item 6.    Exhibits and Reports on Form 8-K                                                        21

Signature                                                                                          21

           Exhibit 31.1 - Certification

           Exhibit 31.2 - Certification

           Exhibit 32.1 - Certification Pursuant to Section 1350 of Chapter
                               63 of Title 18 of The United States Code

           Exhibit 32.2 - Certification Pursuant to Section 1350 of Chapter
                               63 of Title 18 of The United States Code



VIRBAC CORPORATION

PART I - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (UNAUDITED)     PAGE 3


                                                                    JUNE 30,          DECEMBER 31,
(in thousands except share amounts)                                   2003                2002
                                                                    --------          ------------
ASSETS
Current assets:
Cash and cash equivalents                                           $  1,291          $    865
Accounts receivable, (net of an allowance of $59 and
   $98, respectively)                                                 17,993            14,970
Accounts receivable - Virbac SA                                          389               289
Inventories, net                                                      14,553            12,022
Deferred income taxes                                                    335               662
Prepaid expenses and other assets                                      1,834             2,135
                                                                    --------          --------
Total current assets                                                  36,395            30,943

Property, plant and equipment, net                                    12,229            12,841
Goodwill, net                                                          3,266             3,266
Intangibles, net                                                       6,837             6,497
Deferred income taxes                                                  1,886             1,886
Other assets                                                             292               278
                                                                    --------          --------

Total assets                                                        $ 60,905          $ 55,711
                                                                    ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

Current portion of long-term debt                                   $      4          $      4
Accounts payable
        Trade                                                          5,080             4,487
        Virbac SA                                                      1,029               119
Accrued property taxes                                                   213               196
Accrued expenses                                                       2,912             3,535
                                                                    --------          --------
Total current liabilities                                              9,238             8,341

Long-term debt                                                        10,627             6,862
Unearned product license fees                                          5,864             5,916

Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock ($.01 par value; 38,000,000 shares
authorized; 22,244,000 and 22,214,000, respectively issued)              222               222
Additional paid-in capital                                            35,257            35,287
Treasury stock at cost ( 0 and 16,000 shares, respectively)                0               (80)
Accumulated deficit                                                     (303)             (837)
                                                                    --------          --------
                                                                      35,176            34,592
                                                                    --------          --------

Total liabilities and shareholders' equity                          $ 60,905          $ 55,711
                                                                    ========          ========

                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)               PAGE 4

(in thousands except per share data)            FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                   ENDED JUNE 30,                      ENDED JUNE 30,
                                             --------------------------          --------------------------
                                               2003              2002              2003              2002
                                             --------          --------          --------          --------

 Net revenues                                $ 19,078          $ 15,649          $ 34,515          $ 31,538
 Cost of goods sold                            10,129             8,767            19,533            17,848
                                             --------          --------          --------          --------
 Gross profit                                   8,949             6,882            14,982            13,690

 Operating Expenses:
 Selling, general and administrative            4,887             4,354            10,227             8,473
 Research and development                       1,386               779             2,563             1,437
 Warehouse and distribution                       663               554             1,177             1,179
                                             --------          --------          --------          --------
 Total operating expenses                       6,936             5,687            13,967            11,089

 Income from operations                         2,013             1,195             1,015             2,601
 Interest expense                                 (87)              (98)             (153)             (198)
 Other income (expense)                             0                 3                 0                 7
                                             --------          --------          --------          --------

 Income before income tax expense               1,926             1,100               862             2,410
 Income tax expense                              (733)             (440)             (328)             (964)
                                             --------          --------          --------          --------

 Net income                                  $  1,193          $    660          $    534          $  1,446
                                             ========          ========          ========          ========

Earnings Per Share:
 Basic income per share                      $   0.05          $   0.03          $   0.02          $   0.07
                                             ========          ========          ========          ========
 Diluted income per share                    $   0.05          $   0.03          $   0.02          $   0.06
                                             ========          ========          ========          ========

 Basic shares outstanding                      22,228            22,106            22,222            22,090
 Diluted shares outstanding                    22,833            22,905            22,823            22,874



                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION


            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)             PAGE 5

(in thousands)                                                                        FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   ------------------------
                                                                                     2003             2002
                                                                                   -------          -------
OPERATING ACTIVITIES
Net income                                                                         $   534          $ 1,446
   Adjustments to reconcile net  income to net cash (used in), provided by operating activities:
Provision for excess and obsolete inventories                                           33              583
Depreciation and amortization                                                          818              661
Provision for doubtful accounts                                                         (4)             159
Recognition of prepaid product license fees                                            (52)
Deferred income tax expense                                                            328              964
Issuance of stock to directors as compensation                                                           53
Loss on disposal of assets                                                             105
Net change in working capital                                                       (4,104)          (2,599)

                                                                                   -------          -------
Net cash (used in), provided by operating activities                                (2,342)           1,267
                                                                                   -------          -------

INVESTING ACTIVITIES

Purchase of property, plant and equipment                                             (179)            (750)
Acquisition of product licenses                                                       (473)            (267)
Other                                                                                  (11)              35

                                                                                   -------          -------
Net cash used in investing activities                                                 (663)            (982)
                                                                                   -------          -------

FINANCING ACTIVITIES

Proceeds from long-term debt                                                         8,764            6,046
Repayment of long-term debt                                                         (4,998)          (7,157)
Change in outstanding checks in excess of funds on deposit                            (381)             473
Issuance of common stock                                                               112              174
Purchase of treasury stock                                                             (62)

                                                                                   -------          -------
Net cash provided by, (used in) financing activities                                 3,435             (464)
                                                                                   -------          -------

Increase, (decrease) in cash and cash equivalents                                      426             (179)
Cash and cash equivalents, beginning of period                                         865              477
                                                                                   -------          -------

Cash and cash equivalents, end of period                                           $ 1,291          $   298
                                                                                   =======          =======


                   The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION

       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)         PAGE 6

(in thousands)                         Common Stock                                Treasury Stock
                                       ------------                                --------------
                                                         Additional
                                  Number       Par        Paid-In         Number                      Accumulated
                                of Shares     Value       Capital       of Shares       Amount          Deficit         Total
                                ---------     -----      ----------     ---------      --------       -----------    --------
Balance at
December 31, 2002                 22,214      $ 222      $ 35,287             16       $    (80)      $   (837)      $ 34,592

Shares surrendered related
 to the stock
 compensation plans                                                           11            (62)                     $    (62)

Shares issued for stock
 compensation plans                   30                      (30)           (27)           142                      $    112

Net Income                                                                                                 534       $    534
                                --------      -----      --------       --------       --------       --------       --------

Balance at
June 30, 2003                     22,244      $ 222      $ 35,257              0       $      0       $   (303)      $ 35,176
                                ========      =====      ========       ========       ========       ========       ========





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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. This interim report should be read in conjunction with the Company's consolidated financial statements and notes related thereto included in the 2002 Form 10-K as filed with the Securities and Exchange Commission.

         REVENUE RECOGNITION

         The Company recognizes revenue when ownership transfers to the Company's customers.

         Revenue related to certain contract manufacturing customers, for whom the Company provides warehousing and/or distribution services, is contractually recognized upon the completion of the manufacturing process.

         CONCENTRATION OF CREDIT RISK

                  Members of one veterinary buying group of customers accounts for approximately 22% and 15% of net sales for the three months ended June 30, 2003 and 2002, respectively, and 19% of net sales for the six months ended June 30, 2003 and 2002, respectively. Accounts receivable outstanding to the same buying group as of June 30, 2003 and 2002 was $9.2 million and $2.2 million, respectively.

         EMPLOYEE STOCK-BASED COMPENSATION

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on a disclosure basis only. The Company measures compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

VIRBAC CORPORATION                                                        PAGE 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(in thousands except per share amounts)                 FOR THE THREE MONTHS      FOR THE SIX MONTHS ENDED
                                                           ENDED JUNE 30,                 JUNE 30,
                                                    --------------------------------------------------------
                                                       2003          2002           2003           2002
                                                    ---------      ---------      ---------      ---------
Net income as reported                                  1,193            660            534          1,446

Pro forma net income                                      919            654            256          1,371


Basic income per share as reported                  $    0.05      $    0.03      $    0.02      $    0.07

Diluted income per share as reported                $    0.05      $    0.03      $    0.02      $    0.06

Pro forma basic income per share                    $    0.04      $    0.03      $    0.01      $    0.06

Pro forma diluted income per share                  $    0.04      $    0.03      $    0.01      $    0.06

Weighted average fair value of options granted      $    4.63      $    4.12      $    4.63      $    3.91

2.       INVENTORIES (in thousands)

         Inventories consist of the following:

                                                           JUNE 30,          DECEMBER 31,
                                                             2003                2002
                                                           --------          ------------
Raw materials                                              $  7,436          $  5,161
Finished goods                                                7,427             7,255
                                                           --------          --------
                                                             14,863            12,416
Less:  reserve for excess and obsolete inventories             (310)             (394)
                                                           --------          --------
                                                           $ 14,553          $ 12,022
                                                           ========          ========

3.       LONG-TERM DEBT (in thousands)


                                                                                          JUNE 30,             DECEMBER 31,
                                                                                            2003                   2002
                                                                                          --------             ------------

Revolving credit facility with a financial institution up to $12 million based upon specified percentages of qualified accounts receivable and inventory, collateralized by accounts receivable, inventory, equipment, intangibles, and certain real estate, with interest varying based upon covenant ratios (see
below).                                                                                   $ 10,619             $ 6,852

Other                                                                                           12                  14
                                                                                          --------             -------
                                                                                            10,631               6,866

Less: current portion of long-term debt                                                         (4)                 (4)
                                                                                          --------             -------

                                                                                          $ 10,627             $ 6,862
                                                                                          =========            =======

VIRBAC CORPORATION                                                        PAGE 9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The revolving credit facility expires on July 31, 2005. There are no principal payments due until July 2005, when the full amount outstanding will be due and payable. At June 30, 2003, $0.9 million was available under the credit facility and the interest rate was 3.0%. The interest rate for 2002 was 4.0%.

         The revolving credit facility contains financial covenants, including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At June 30, 2003, the Company was in compliance with all covenants.

         The Company has repaid $0.4 million subsequent to June 30, 2003.

4.       STOCK OPTIONS AND COMMON STOCK TRANSACTIONS

         Under terms of the Company's Incentive Stock Option Plans, officers and certain other employees may be granted options to purchase the Company's common stock at the closing market price on the date that the option is granted. Options generally vest over three years and have a maximum term of ten years.

         The Company had a treasury stock transaction related to the issuance and purchase of shares of stock associated with the Incentive Stock Option Plan. For the six months ended June 30, 2003, 57,000 options were exercised. Of the options exercised, 30,000 were issued from previously unissued shares and 27,000 were issued from treasury.

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

ADJUSTMENT OF MERGER SHARES

         The Company is the result of the March 5, 1999 merger of Virbac, Inc., a subsidiary of Virbac SA ("VBSA"), a French veterinary pharmaceutical manufacturer, and Agri-Nutrition Group Limited ("AGNU"), a publicly held company. In order to maintain VBSA's 60% ownership interest in the Company until the expiration, termination or exercise of all options to purchase the Company's common stock outstanding as of the date of the merger and until the Company's last issuance of common stock pursuant to the "Mardel Merger Agreement", the Company will contemporaneously, with the issuance of common stock upon the exercise of pre-merger AGNU options or pursuant to the Mardel Merger Agreement, issue to VBSA a number of additional shares of common stock equal to the product of (a) the aggregate number of shares of common stock issued upon the exercise of such AGNU options or pursuant to the Mardel Merger Agreement and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current stockholders. As of June 30, 2003, 181,000 pre-merger options were outstanding. The pre-merger options will expire in the years 2005 to 2007. During the first six months of 2003, no shares were issued for pre-merger options exercised. No newly issued shares will be issued to VBSA as long as treasury shares are available to satisfy these pre-merger obligations.

ACQUISITION OF LICENSING RIGHTS

         In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. Depending upon the third party reaching certain milestones with respect to obtaining U. S. Food and Drug Administration ("FDA") approval to sell such products, the Company was committed to paying in fiscal 2001 and 2002 approximately $0.8 million and $0.7 million, respectively. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the

VIRBAC CORPORATION                                                       PAGE 10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


products, and the Company's future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimates those costs to be approximately $1.4 million and they will be recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, approximately $0.8 million had been incurred through June 30, 2003.

         Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," the Company determined that the $3.2 million previously paid to the third party has an indefinite life and will not be amortized. Instead, these costs will be reviewed for impairment each year in accordance with the Company's policy.

PFIZER AGREEMENT

         In 2000, the Company reached an agreement with Pfizer, Inc. to sublicense the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, of which $4.25 million was subject to repayment if the Company did not obtain FDA approval to sell the products or certain other conditions were not met by January 1, 2004. In July 2003, the Company received the FDA approval required to sell the product and the other conditions were met. Furthermore, the Company will receive an additional $2.8 million for achieving this regulatory milestone of which up to $1.0 million is subject to repayment if competitive products of third parties are introduced and sold into the marketplace before July 2006. In September 2002, the Company received a payment of $0.7 million because a separate regulatory milestone had been achieved. All of these product license fees will be recognized over the contract period of 15 years. The payments received have been reflected as unearned product license fees in the accompanying Balance Sheets, net of revenue recognized. The Company began recognition of these fees in the fourth quarter of 2002 and the Company recognized $26,000 and $52,000 of revenue during the three and six months ended June 30, 2003, respectively.

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

VIRBAC CORPORATION                                                       PAGE 11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Consumer           PM                        Consolidated
(in thousands)                                           Veterinary       Brands        Resources     Administration      Total
                                                         ----------       ------        ---------     --------------      -----

FOR THE THREE MONTHS ENDED JUNE 30, 2003
Net revenues                                             $   10,423     $    6,117     $    2,538                     $   19,078
Income (loss) from operations                                 3,259            623            807          (2,676)         2,013
Interest expense, other income, and tax expense, net                                                                        (820)
Net income                                                                                                                 1,193

FOR THE THREE MONTHS ENDED JUNE 30, 2002
Net revenues                                                  8,320          5,543          1,786                         15,649
Income (loss) from operations                                 2,606            844           (144)         (2,111)         1,195
Interest expense, other income, and tax expense, net                                                                        (535)
Net income                                                                                                                   660

FOR THE SIX MONTHS ENDED JUNE 30, 2003
Net revenues                                                 16,706         12,099          5,710                         34,515
Income (loss) from operations                                 3,682          1,427          1,212          (5,306)         1,015
Interest expense, other income, and tax expense, net                                                                        (481)
Net income                                                                                                                   534

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Net revenues                                                 16,749         11,240          3,549                         31,538
Income (loss) from operations                                 5,158          1,548           (237)         (3,868)         2,601
Interest expense, other income, and tax expense, net                                                                      (1,155)
Net loss                                                                                                                   1,446

7.       OUTSTANDING CHECKS IN EXCESS OF FUNDS ON DEPOSIT

         The Company uses a revolving credit facility to fund working capital needs. Under terms of this facility, the bank automatically sweeps the Company's checking accounts and either increases or reduces the amount outstanding under the revolving line of credit. At any given point in time, the Company has checks outstanding that have not been presented to the bank for payment. The Company's outstanding checks are classified as accounts payable-trade in the amounts of $0.8 million and $1.2 million at June 30, 2003 and December 31, 2002, respectively.

8.       INCOME TAXES

         As of June 30, 2003, the Company has available net operating loss carryforwards totaling approximately $0.3 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely.

9.       INTANGIBLE ASSETS AND GOODWILL

         For the six months ended June 30, 2003, no goodwill or other intangible assets were impaired or disposed. Goodwill and other intangibles, net consisted of the following:

VIRBAC CORPORATION                                                       PAGE 12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Acquired Intangible Assets:

(in thousands)                                    AS OF JUNE 30, 2003                 AS OF DECEMBER 31, 2002
                                            -------------------------------       ------------------------------
                                              GROSS                                GROSS
                                             CARRYING          ACCUMULATED        CARRYING          ACCUMULATED
                                              AMOUNT           AMORTIZATION        AMOUNT           AMORTIZATION
                                            ----------         ------------      ----------         ------------
Amortized intangible assets:
         Patents                            $      462         $       99         $      375         $       85
         Product Rights                          2,625                166              2,375                 48

Indefinite-lived intangible assets:
         Product rights and other           $    4,015         $       --         $    3,880         $       --
                                            ----------         ----------         ----------         ----------

Total Intangible Assets                     $    7,102         $      265         $    6,630         $      133
                                            ==========         ==========         ==========         ==========

         Goodwill:

                                                               CONSUMER
(in thousands)                             VETERINARY           BRANDS              TOTAL
                                           ----------           ------              -----

Goodwill, net at December 31, 2002         $    2,254         $    1,012         $    3,266

Goodwill, net at June 30, 2003             $    2,254         $    1,012         $    3,266



Amortization expense for patents and product rights is expected to be the following for each of the next five years (in thousands):


YEARS                    DOLLARS
-----                    -------

2003                      $265
2004                       343
2005                       284
2006                       240
2007                       217


10.      WORKING CAPITAL

         The net change in working capital described earlier in the Consolidated Statements of Cash Flow consists of the following changes:

VIRBAC CORPORATION                                                       PAGE 13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(in thousands)                                                  FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                          ------------------------------
                                                             2003                2002
                                                          ----------          ----------

Increase in Accounts Receivable                           $   (3,119)         $     (470)
Increase in Inventories                                       (2,564)             (1,295)
Increase (decrease) in Prepaid Expenses and Other                301                (298)
Increase (decrease) in Accounts Payable                        1,884              (1,211)
Increase (decrease) in Accrued Expenses                         (606)                675
                                                          ----------          ----------
Total Change in Working Capital                           $   (4,104)         $   (2,599)
                                                          ==========          ==========

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

         o Certain customer relationships represent a significant percentage of net revenues. The loss of the relationships could result in a significant reduction in future sales.

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

SIGNIFICANT ESTIMATES AND CRITICAL ACCOUNTING POLICIES

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

VIRBAC CORPORATION                                                       PAGE 15

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

         o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period such determination was made.

         o The Company has recorded unearned product license fees related to its distribution agreement with Pfizer. The Company will record the income based upon estimates of when the sales of these products will occur. The Company began to recognize these product license fees into income in 2002.

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

RESULTS OF OPERATIONS:

                                       FOR THE THREE MONTHS                  FOR THE SIX MONTHS
(in thousands)                            ENDED JUNE 30,                        ENDED JUNE 30,
                                   ----------------------------          ---------------------------
                                      2003               2002               2003               2002
                                   ---------          ---------          ---------          --------
Net revenues                       $ 19,078           $ 15,649           $ 34,515           $ 31,538
Gross profit                          8,949              6,882             14,982             13,690
Gross profit %                           47%                44%                43%                43%
Operating expenses                    6,936              5,687             13,967             11,089
Operating expense %                      36%                36%                40%                35%
Interest and other expense              (87)               (95)              (153)              (191)
Income before taxes                   1,926              1,100                862              2,410
Income tax (expense)                   (733)              (440)              (328)              (964)
Net income                         $  1,193           $    660           $    534           $  1,446

Vedco, a major customer of the Company, represented 22% of sales and 56% of the increase in sales for the quarter ended June 30, 2003. For the six months ended June 30, 2003, Vedco represented 19% of sales and 20% of the increase in sales. As of June 30, 2003, 51% of trade accounts receivable are from Vedco. Management believes that the Company will receive a substantial portion of these receivables, during the

VIRBAC CORPORATION                                                       PAGE 16

upcoming quarter ended September 30, 2003 and management expects the collection of the Vedco accounts receivable to be a source of liquidity.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

Net Revenues: Net revenues increased by approximately $3.4 million or 22% for the quarter ended June 30, 2003 compared with the quarter ended June 30, 2002 due to increased sales across all segments. Specifically, net revenues by segment were as follows:

                         FOR THE THREE MONTHS
(in thousands)              ENDED JUNE 30,                       CHANGE
                        -----------------------         -----------------------
                         2003            2002           DOLLARS            %
                        -------         -------         -------         -------
Veterinary              $10,423         $ 8,320         $ 2,103              25%
Consumer Brands           6,117           5,543             574              10%
PM Resources              2,538           1,786             752              42%
                        -------         -------         -------
   Totals               $19,078         $15,649         $ 3,429              22%
                        =======         =======         =======


During the quarter ended March 31, 2003, the management of the Company reorganized the reporting structure for certain customers previously reported in the PM Resources segment into the Consumer Brands segment. As a result, revenue of $2.0 million that previously would have been reported for the PM Resources segment for the three months ended June 30, 2003, was reported for the Consumer Brands segment. All results reported below have been adjusted to reflect this change.


         o Veterinary net revenues increased principally due to the fulfillment of the backorders to our customers that existed at March 31, 2003 of $1.1 million and due to incrementally higher sales in all product lines. Backorders at March 31, 2003 were higher than at March 31, 2002, due to production difficulties resulting from the closure of the Harbor City facility. At June 30, 2003, the backorders have returned to a more normal level of $200,000 to $300,000.

         o Consumer Brands net revenues increased principally due to higher sales of the Company's rodenticide product. Sales of the rodenticide product are expected to be lower in the second half of 2003 than the first half due to the seasonality of the product.

         o PM Resources net revenues increased mostly because of higher livestock pour-on product sales. The livestock pour-on product sales increased by $745,000 due to the addition of a distributor in late 2002. Sales in the third and fourth quarter 2003 of this product are expected to be lower due to the seasonality of the product.

Gross Profit: Gross profit increased by $2.1 million or 30%. The increase in gross profit increase was attributable to increased net revenues and a favorable mix of products sold. Gross profit as a percentage of net revenues increased to 47% from 44%. Specifically, gross profit by segment was as follows:

(in thousands)                            FOR THE THREE MONTHS ENDED JUNE 30,
                        --------------------------------------------------------------------
                                        GROSS                          GROSS          DOLLAR
                         2003          PROFIT %         2002          PROFIT %        CHANGE
                        ------         --------        ------         --------        ------

Veterinary              $6,207             60%         $4,784             58%         $1,423
Consumer Brands          1,876             31%          1,787             32%             89
PM Resources               866             34%            311             17%            555
                        ------                         ------                         ------
   Totals               $8,949             47%         $6,882             44%         $2,067
                        ======                         ======                         ======

VIRBAC CORPORATION                                                       PAGE 17

         o Veterinary gross profit increased almost entirely due to increases in sales volume in all categories due to decreases in backorders and incrementally higher sales in all product lines. In addition, the Company has also been implementing cost improvements in its Iverhart line to improve gross profits. Gross profits for this segment are expected to range between 58% and 62% in the future.

         o Consumer Brands gross profit increased due to higher sales volume offset by a weaker mix of products sold. The weaker mix of products sold results from higher sales of the rodenticide products, which generate lower gross margin rates than most of the other products sold in this segment. The higher volume accounted for $176,000 of the variance and the lower margin rate due to the mix of products sold was $87,000. The Company expects the Consumer Brands gross profit to range between 30% and 33% for the remainder of the year.

         o PM Resources gross profit increased due to higher sales volume and a favorable mix of products sold. The higher volume accounted for $257,000 of the variance and the improved mix accounted for $298,000 of the variance. The improved mix resulted from higher sales of the livestock pour-on product, which generates higher gross margins than the contract-manufactured products do. The Company expects gross profits to range between 15% and 20% for the remainder of 2003.

Operating Expenses: Operating expenses have increased $1.2 million or 22% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. As a percent of sales, operating expenses were flat quarter over quarter at 36%. Selling, general, and administrative expenses ("SG&A") accounted for $533,000 of the increase in the operating expenses for the quarter. The SG&A expenses were higher due to higher promotion costs related to the Company's dental and dermatological products. Research and development expenses increased by $607,000 compared to the corresponding quarter in 2002, due to the timing of expenditures related to the new product registration efforts the Company is undertaking. The Company expects research and development expenses to be approximately 6% to 7% of sales for the next several quarters. Warehouse and distribution expenses increased by $109,000 compared to the corresponding quarter in 2002. The increased distribution costs were due to increased sales volume.

Interest Expense and Other Income (Expense): Interest expense was lower for the quarter than the prior year due to lower interest rates in 2003 as compared with 2002. The interest rate on the Company's debt agreement was 4.0% at June 30, 2002 as compared with 3.0% at June 30, 2003.

Taxes: The Company has available net operating loss carryforwards totaling approximately $0.3 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense in the quarter ended March 31, 2003 of $733,000 compared to $440,000 in the quarter ended March 31, 2002, which reflects a 38% effective tax rate for 2003 and 40% for 2002. The effective tax rate is lower in 2003 due to revised estimates of the apportionment of taxable income to the states in which the Company operates.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Revenues: Net revenues increased by approximately $3.0 million or 9% for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 due to increased sales in Consumer Brands and PM Resources. Specifically, net revenues by segment were as follows:

                          FOR THE SIX MONTHS
(in thousands)              ENDED JUNE 30,                           CHANGE
                        -----------------------                      -------
                         2003            2002           DOLLARS                %
                        -------         -------         -------               ----
Veterinary              $16,706         $16,749         $   (43)               0%
Consumer Brands          12,099          11,240             859                8%
PM Resources              5,710           3,549           2,161               61%
                        -------         -------         -------
   Totals               $34,515         $31,538         $ 2,977                9%
                        =======         =======         =======

VIRBAC CORPORATION                                                       PAGE 18

During the three months ended March 31, 2003, the management of the Company reorganized the reporting structure for certain customers previously reported in the PM Resources segment into the Consumer Brands segment. As a result, revenue of $3.8 million that previously would have been reported in the PM Resources segment for the six months ended June 30, 2003, was reported in the Consumer Brands segment. All results reported below have been adjusted to reflect this change.

         o Veterinary net revenues were unchanged mostly due to Iverhart Plus sales being lower in the first six months of 2003 compared to the same period in 2002. Somewhat offsetting the lower Iverhart Plus sales was higher sales in the dermatology and dental lines within this segment. Iverhart was first launched in the first six months of 2002 and, as a result, achieved higher than normal sales levels. The 2003 volume reflects more normal sales levels of this product. The higher dermatology sales are the result of new product introductions. The higher dental sales are the result of a promotional campaign conducted by the Company in the first half of 2003.

         o Consumer Brands net revenues increased primarily due to higher sales of the Company's rodenticide product. These increased rodenticide sales are not expected to continue at such a high rate in the second half of 2003 due to the seasonality of the product.

         o PM Resources net revenues increased principally because of higher livestock pour-on product sales and higher contract manufacturing sales. The livestock pour-on product sales increased by $912,000 due to the addition of a distributor in late 2002. Sales are expected to be less than this for the remainder of the year due to seasonality of the product.

Gross Profit: Gross profit increased by $1.3 million or 9%. The increase in gross profit was attributable to increased net revenues. Gross profit as a percentage of net revenues remained at 43%. Specifically, gross profit by segment was as follows:



(in thousands)                          FOR THE SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------
                                         GROSS                            GROSS           DOLLAR
                         2003           PROFIT %          2002           PROFIT %         CHANGE
                        -------         --------         -------         --------         -------

Veterinary              $ 9,774              59%         $ 9,717              58%         $    57
Consumer Brands           3,854              32%           3,693              33%             161
PM Resources              1,354              24%             280               8%           1,074
                        -------                          -------                          -------
   Totals               $14,982              43%         $13,690              43%         $ 1,292
                        =======                          =======                          =======


         o Veterinary gross profit was mostly unchanged due to lower sales volumes of Iverhart Plus that were somewhat offset by other product lines, which have similar gross margin rates. The gross margin rates for this segment are expected to range between 58% and 62% for the remainder of the year.

         o Consumer Brands gross profit increased due to higher sales volume offset by a weaker mix of products sold. The higher volume accounted for $274,000 of the variance and the lower margin rate due to the mix of products sold was $113,000. The higher volume and lower margin rate resulted from higher sales of the rodenticide products, which also carry a lower gross margin rate. The Company expects the Consumer Brands gross profit to range between 30% and 33% for the remainder of the year.

         o PM Resources gross profit increased due to higher sales volume and a favorable mix of products sold. The higher volume accounted for $512,000 of the variance and the improved mix accounted for $562,000 of the variance. The higher volume and more favorable product mix results from higher

VIRBAC CORPORATION                                                       PAGE 19

             sales of the livestock pour-on product, which generates higher gross margins than the contract manufacturing lines do. The Company expects gross profits to range between 15% and 20% for the remainder of 2003.

Operating Expenses: Operating expenses have increased $2.9 million or 26% for the six months ended June 30, 2003 compared to the same period in 2002. As a percent of sales, operating expenses were 40% for the six months ended June 30, 2003 compared to 35% in the comparable period for 2002. Selling, general, and administrative expenses ("SG&A") accounted for $1.8 million of the increase in the operating expenses for the quarter. The SG&A expenses were higher due to $323,000 in costs to close the Company's Harbor City manufacturing facility and the remaining $1.5 million was due to higher promotion costs related to the Company's dental and dermatological products. Research and development expenses increased by $1.1 million for the first six months of 2003 compared to the corresponding six months in 2002, due to the timing of expenditures related to the new product registration efforts the Company is undertaking. The Company expects research and development expenses to be approximately 6% to 7% of sales for the next several quarters. Warehouse and distribution expenses were mostly unchanged compared to the corresponding six months in 2002 with the higher volumes being offset by more efficient operations.

Interest Expense and Other Income (Expense): Interest expense was lower for the six months ended Jun 30, 2003 than the comparable prior year period due to lower interest rates in 2003 as compared with 2002. The interest rate on the Company's debt agreement was 4.0% at June 30, 2002 as compared with 3.0% at June 30, 2003.

Taxes: The Company has available net operating loss carryforwards totaling approximately $0.3 million, which expire in the years 2011 to 2019. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.1 million. The general business tax credits expire in the years 2010 to 2020; the alternative minimum tax carryforwards may be carried forward indefinitely. The Company has recorded income tax expense in the quarter ended June 30, 2003 of $733,000 compared to $440,000 in the quarter ended June 30, 2002, which reflects a 38% effective tax rate for 2003 and a 40% tax rate for 2002. The effective tax rate is lower in 2003 due to revised estimates of the apportionment of taxable income to the states in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2003, $2.3 million of cash was used in operations; $4.1 million was used for working capital. The Company carried higher accounts receivable of $3.1 million due to the seasonal impact of granting customers longer payment terms. Inventories increased by $2.6 million due to the launches of new products and due to the seasonal nature of some of the Company's products. Inventory and accounts receivable are expected to be reduced significantly during the next two quarters. Somewhat offsetting these two increases were accounts payable, which rose by $1.9 million. The payables increase is a result of the higher inventory balances. Other favorable operating cash flows were $818,000 from depreciation expense, $328,000 from recognition of deferred taxes, and net income of $534,000.

         Cash flows used in investing activities during the six months ended June 30, 2003 include payments made for proprietary dental product licenses and purchases of property, plant, and equipment.

         Cash flows provided by financing activities during the six months ended June 30, 2003 primarily reflect net borrowings of the revolving credit facility. This credit facility was used to fund the growth in accounts receivable and payments of accrued expenses.

         The Company's revolving credit facility contains financial covenants including, but not limited to, tangible net worth and interest coverage ratios, and restricts the payment of dividends. At June 30, 2003, the Company was in compliance with such covenants.

         At June 30, 2003, $0.9 million was available under the revolving credit facility and the interest rate was 3.0%.

         The Company repaid $0.4 million subsequent to June 30, 2003.

VIRBAC CORPORATION                                                       PAGE 20

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

         In 2000, the Company reached an agreement with Pfizer, Inc. to sublicense the Company's North American distribution rights for two equine products. Under the terms of the agreement, the Company received an initial cash payment of $5.25 million, of which $4.25 million was subject to repayment if the Company did not obtain FDA approval to sell the products or certain other conditions were not met by January 1, 2004. In July 2003, the Company received the FDA approval required to sell the product and the other conditions were met. Furthermore, the Company will receive an additional $2.8 million for achieving this regulatory milestone of which up to $1.0 million is subject to repayment if competitive products of third parties are introduced and sold into the marketplace before July 2006. In September 2002, the Company received a payment of $0.7 million because a separate regulatory milestone had been achieved. All of these product license fees will be recognized over the contract period of 15 years. The payments received have been reflected as unearned product license fees in the accompanying Balance Sheets, net of revenue recognized. The Company began recognition of these fees in the fourth quarter of 2002 and the Company recognized $26,000 and $52,000 of revenue during the three and six months ended June 30, 2003, respectively.

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

         The Company's exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to long-term indebtedness, which bears interest at floating rates. At June 30, 2003, the Company had $10.6 million of indebtedness bearing interest at floating rates. If an unfavorable change of 100 basis points in the interest rate applicable to the Company's floating-rate indebtedness had occurred in the three-month period ended June 30, 2003, the Company would have experienced additional interest expense of $27,000 for this three-month period. This assumes no change in the principal or a reduction of such indebtedness.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal

VIRBAC CORPORATION                                                       PAGE 21

executive officers and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on April 24, 2003. At the meeting, the shareholders elected the following individuals as members of the Board of Directors: Thomas L. Bell and Pierre Pages. The voting results of the election of directors voted upon at the meeting are as follows:

                                               WITHHELD
        NOMINEE:              VOTES FOR       AUTHORITY
        --------              ----------      ---------
Thomas L. Bell                21,068,123       732,699
Pierre Pages                  21,240,895       559,927

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION

 /s/ Joseph A. Rougraff
--------------------------------------------------
Joseph A. Rougraff
Vice President and Chief Financial Officer
August 8, 2003