Form 10-K
period 2003-12-31
VIRBAC CORP
filed 2005-04-29
CIK 922814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMMISSION FILE NUMBER: 0-24312

VIRBAC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	43-1648680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 MEACHAM BOULEVARD
FORT WORTH, TEXAS	76137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 831-5030

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $0.01 PER SHARE	NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

      The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2003 was $49,900,000. (For purposes of determination of the aggregate market value, Interlab S.A.S. and directors and executive officers of Virbac Corporation have been deemed affiliates.)

      The number of shares outstanding of the registrant’s common stock, par value $0.01, as of March 31, 2005, was 22,325,406 shares.

Virbac Corporation

|
Item Page

Item
	Part I	Item

1.	Business	6
2.	Properties	16
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	19

	Part II

5.	Market for Registrant's Common Equity and Related Stockholder Matters.	20
6.	Selected Consolidated Financial Data	23
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
7A.	Quantitative and Qualitative Disclosures About Market Risk	52
8.	Financial Statements and Supplementary Data	53
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	53
9A.	Controls and Procedures	53
9B.	Other Information	57

	Part III

10.	Directors and Executive Officers of the Registrant	58
11.	Executive Compensation	61
12.	Security Ownership of Certain Beneficial Owners and Management	68
13.	Certain Relationships and Related Transactions	69
14.	Principal Accountant Fees and Services	72

	Part IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	74
	Signatures	81
1st Amendment to Credit Agreement
Agreement for Temporary Management Services
Employment Termination, Release and Cooperation Agreement - Joseph Rougraff
Employment Termination, Release and Cooperation Agreement - Thomas Bell
Employment and Consulting Agreement - David Eller
Code of Business Conduct and Ethics
Subsidiaries
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Charter of the Audit Committee of the Board of Directors
Supplement A to the Charter of the Audit Committee of the Board of Directors
Independent Auditor's Report and Statements
Unaudited Pro Forma Condensed Combined Financial Statements

Part I

EXPLANATORY NOTE

      During the course of its regular review of the operating results for the third quarter of 2003, Virbac Corporation’s and its wholly owned subsidiaries’ (the “Company” or “Virbac”), independent registered public accounting firm raised questions concerning the Company’s revenue recognition practices with the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). As a result, the Audit Committee initiated an internal investigation into Virbac’s accounting and financial reporting practices. The Audit Committee retained independent counsel to conduct the investigation.

      On November 12, 2003, the Company publicly disclosed the initiation of the internal investigation and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the United States Securities and Exchange Commission (the “SEC” or the “Commission”) to advise it of the internal investigation.

      On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued financial statements for the quarters ended March 31, 2003 and June 30, 2003 (the “Restatement”) and that its previously issued financial statements for these periods should no longer be relied upon.

      The continuation of the internal investigation resulted in various adjustments to the Company’s financial statements for the years 1998 through 2003. The Restatement is the result of accounting irregularities and errors, including: (i) improper revenue recognition; (ii) the understatement of sales related reserves; (iii) the understatement of inventory obsolescence reserves; (iv) the understatement of a deferred tax valuation allowance; (v) the impairment of goodwill; (vi) the improper capitalization of research and development expenses; and (vii) other miscellaneous accounting corrections.

      Revenue Recognition

      Virbac’s internal investigation revealed that certain of the Company’s revenue recognition practices were not in accordance with generally accepted accounting principles. A summary of the principal types of revenue recognition adjustments are as follows:

•	Virbac has restated its revenues and the related cost of sales for certain transactions in which product was sold to certain distributors in large quantities and with extended payment terms. These transactions were inappropriately recorded as sales despite: (i) an oral agreement with its customer to delay delivery; (ii) the Company paying for storage with a third party prior to delivery to a customer; (iii) the Company not pursuing collection from a customer after the shipped products shelf life had expired and were destroyed by the customer at the behest of the Company; and (iv) an understanding that these were consignment transactions. Virbac’s restated results reflect revenue recognition on these transactions only to the extent payment was received. If a refund was subsequently issued to the customer related to these transactions, the sale was reversed in the period recorded.

•	During the first two quarters of 2003, Virbac recognized revenue for shipments of products by shipping goods to customers after midnight on the final day of the applicable quarter. The sales for these products were recorded in the prior quarter, although the products had been shipped after the quarterly revenue cut-off date. Virbac has restated these transactions to exclude the sale and related cost of sales of any product shipped after midnight on the final day of the applicable quarter.

•	Certain sales transactions were improperly recorded as revenue at the time the product was shipped despite side agreements that these customers were not required to pay until the customer sold the product to its customers. Other transactions were improperly treated as “bill and hold” sales because the Company requested that the transactions be on a “bill and hold” basis which precludes revenue recognition. For various other transactions the Company has determined that collectibility was not reasonably assured at time of shipment, and, therefore, these transactions have been recorded as consignment sales transactions. Certain other sales transactions were improperly recorded as revenue at the time product was shipped, despite the Company paying for subsequent storage with a freight carrier before delivery to its customer. Virbac’s restated financial statements reflect revenue recognition and the related cost of sales on these transactions based upon when payment was received. If no payments were received, no revenue was recorded and the inventory was written off.

•	Virbac’s general policy is to recognize revenue at the time product is shipped. In connection with the Audit Committee’s internal investigation, Virbac determined that for certain customers, title and risk of loss did not pass until the product was delivered. The Company has restated these transactions to recognize revenue and the related cost of sales when the product was delivered to the customer.

•	During the first two quarters of 2003, Virbac accounted for certain arrangements with customers as contract manufacturing arrangements and recorded revenues and the related cost of sales upon completion of the manufacturing process rather than at the time of shipment. The Company has restated these transactions to properly recognize revenues and the related cost of sales at the time the product was shipped.

      Accordingly, Virbac’s restated financial statements include adjustments for these items. The effect of the Restatement reduced revenues by $3.5 million, $2.2 million and $2.3 million in 2001, 2002 and for the first six months of 2003, respectively, and reduced gross profit by $1.4 million, $2.3 million and $1.9 million in 2001, 2002 and for the first six months of 2003, respectively.

      Sales-Related and Product Replacement Reserves

      Virbac’s customer contracts and agreements provide certain rights of return upon authorization by Virbac, including the right to return product if its shelf life has expired. Virbac’s policy is to either credit the customer’s account for authorized returns, or, in the case of expired product, Virbac can elect to ship replacement product to the customer. Additionally, in the ordinary course of business, Virbac issues credits to customer accounts for damaged product, billing errors and shipping errors. Upon review and analysis of Virbac’s financial records, the Company determined that its sales-related reserves and replacement product reserves were not adequate relative to the actual rate of sales credits and replacement product issued. Accordingly, Virbac’s restated financial statements include adjustments to reflect the proper level of estimated sales related and product replacement reserves at the time of sale. The effect of this restatement adjustment reduced gross profit by $1.6 million through 2000, and $0.6 million and $0.1 million for 2002, and for the first six months of 2003, respectively, and increased gross profit by $0.1 million in 2001.

      Inventory Obsolescence Reserves

      Virbac’s analysis and review of its financial records indicated that its past estimates of inventory obsolescence reserves did not properly consider forecasted consumption and inventory quantities on hand. Accordingly, the Restatement includes adjustments to reflect the proper level of inventory obsolescence reserves. The effect of the Restatement increased cost of sales by $0.7 million, $0.6 million and $0.6 million, in 2001, 2002 and in the first six months of 2003, respectively.

      Deferred Tax Valuation Allowance

      In 2000, Virbac recorded a reversal of its deferred tax valuation allowance based on improved operating results and projected improved operating results in 2001 and beyond. In connection with the Restatement, the Company reassessed the reversal of the deferred tax valuation allowance in recognition of its restated 2000 and subsequent period operating results and determined that such reversal was no longer appropriate. Accordingly, the Restatement includes a deferred tax valuation allowance of $7.4 million at December 31, 2000. The recognition of the deferred tax valuation allowance resulted in an increase in goodwill of $4.2 million as these were deferred tax assets of Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”), a predecessor of Virbac. See Item 1. “Business — Background” for further information. The remaining amount was recorded as income tax expense in 2000.

      Goodwill Impairment

      The Company re-evaluated its goodwill for impairment and determined that as a result of the aforementioned adjustment to goodwill related to the valuation allowance for the Agri-Nutrition deferred tax assets and lower actual and forecasted results, the goodwill allocated to the Consumer Brand segment was impaired. A non-cash charge for $2.3 million was therefore recorded to write-off the goodwill. The impairment was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles (“SFAS No. 142”).

      Research and Development Expenses

      In 1999, the Company acquired the rights to manufacture and sell products in development by a third party for 15 years. In 1999, 2000 and 2001, the Company paid $1.0 million, $1.7 million and $0.5 million, respectively, for such rights and capitalized the payments as intangible product rights. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products, and the Company’s future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of obtaining FDA approval of one of the products. Prior to the adoption of SFAS No. 142, the Company began to amortize this asset over its estimated useful life of 15 years. Upon the adoption of SFAS No. 142, the Company ceased amortization of this asset as it was considered to be an indefinite-lived intangible asset.

      Upon review and analysis of the agreements related to the acquisition of the right to manufacture and sell products in development, the Company determined that the Company’s payments should be classified as research and development expenses rather than capitalized as intangible product rights since the products that are the subject of the agreement were not immediately salable at the date of the Company’s payments and required regulatory approval by the FDA. Accordingly, Virbac’s restated financial statements include adjustments to properly reflect the Company’s payments as research and development expenses. The effect of these restatement adjustments increases research and development expenses by $1.0 million, $1.7 million and $0.4 million, in 1999, 2000 and 2001, respectively.

      Other Miscellaneous Accounting Corrections

      The Company’s review and analysis of its financial records indicated that certain miscellaneous accounting accruals were not properly stated at the end of the reporting period. These accounts included bonus, royalty, employee benefit plan and other accruals. Additionally, Virbac determined that its patent and trademark account balances included amounts that were impaired or could not be identified and, therefore, should have been written off. Accordingly, the restated financial statements include adjustments to correct these estimates and valuations. The effect these adjustments had on the Restatement was to reduce net income by $0.5 million, $0.3 million and $0.2 million, in 2001, 2002 and in the first six months of 2003, respectively.

      Additionally, the Company determined that borrowings under Virbac’s Credit Agreement with First Bank dated as of September 7, 1999, as amended (the “Credit Agreement”) should have been classified as a current liability in accordance with EITF 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”. The borrowings under the Credit Agreement are classified as a current liability since the Credit Agreement with its lenders contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the Credit Agreement. Borrowings under the Credit Agreement are also subject to acceleration due to the Company’s violations of various covenants. Also, certain marketing related sales incentives should have been classified as selling, marketing and administrative costs instead of cost of sales for all periods presented. Accordingly, as part of the Restatement, reclassification adjustments have been made to correctly classify these items in the financial statements.

      Virbac has restated its financial statements to account for and correct the foregoing adjustments. Therefore, with this Annual Report on Form 10-K, the Company is filing its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003. In addition, this filing also includes restated unaudited financial data for the years 1998 through 2000. The Company has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the quarterly periods affected by the Restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

      All financial information contained in this filing gives effect to the Restatement. See Item 6. “Selected Consolidated Financial Data,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3. “Restatement of Consolidated Financial Statements” of the “Notes to Consolidated Financial Statements” for additional information on the effect of the Restatement. See Item 9A. “Controls and Procedures” for discussion related to the identification of material weaknesses.

DEVELOPMENTS RELATED TO THE RESTATEMENT OF FINANCIAL STATEMENTS

      SEC Investigation

      On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred. The Company, its officers, directors and employees have, under a directive from the Company’s Board of Directors, cooperated with the SEC in its investigation.

      On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intends to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.

      The Company has been in settlement discussions with the staff of the SEC regarding the terms of a proposed settlement of the previously announced investigation. The proposed settlement, which the staff has indicated that they intend to recommend that the SEC accept, includes the following principal terms:

•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.

      As a result of these settlement discussions, the Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the civil money penalty that may be assessed in connection with the proposed settlement. The proposed settlement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved.

      Additionally, the staff of the SEC has also notified the Company that, if the Company does not file its periodic reports for fiscal year 2004 with the SEC on or before August 31, 2005, the staff of the SEC may recommend that the SEC institute an administrative proceeding to deregister the Common Stock pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended. The Company continues to cooperate with the SEC in connection with its investigation.

      Putative Securities Class Action Lawsuit and Shareholder Derivative Lawsuit

      The Company has been named as a defendant in various lawsuits related to the effect the Company’s past accounting practices had on its financial statements. See Item 3. “Legal Proceedings,” for further discussion.

      NASDAQ Delisting

      As a result of its inability to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the Company’s Common Stock, $0.01 par value per share (the “Common Stock”) was delisted from the NASDAQ National Market, effective January 23, 2004.

      The Company intends to file a new listing application with NASDAQ once it is deemed that the Company has filed all necessary reports under the federal securities laws, including those Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, with the SEC. Although the Company currently believes it will satisfy all relevant requirements for listing the Common Stock on NASDAQ, there can be no assurance that its application will be approved, or, if approved, when the Common Stock will be re-listed for trading on NASDAQ.

      Management Changes

      In connection with its internal investigation, Virbac requested and received the resignations of Thomas L. Bell, formerly the President, Chief Executive Officer and a member of the Board of Directors, and Joseph A. Rougraff, formerly Vice President, Chief Financial Officer and Secretary of the Company, both of which were effective as of January 27, 2004. Mr. Bell was initially replaced by David G. Eller, who served as President and Chief Executive Officer until October 1, 2004, when Dr. Erik R. Martinez was named as President and Chief Executive Officer. Effective June 14, 2004, Jean M. Nelson was named the Company’s Executive Vice President and Chief Financial Officer.

      Annual Meeting of Shareholders

      The Company did not hold its 2004 Annual Meeting of Shareholders due to the delay in the filing of its 2003 financial statements. Failure to hold the 2004 Annual Meeting of Shareholders, among other things, contributed to the continuing negative publicity related to the Company, which may adversely affect its business and the market price of its Common Stock. The Company, however, expects to hold its 2005 Annual Meeting of Shareholders during the last half of 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Statements contained herein (and other statements made by the Company) are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including:

•	statements contained or incorporated herein regarding possible or assumed future results of operations of the Company’s business, pricing trends, the markets for Virbac products, anticipated capital expenditures, regulatory developments, or competition;

•	statements preceded by, followed by, or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “ plans,” “projects,” “should,” “could” or similar expressions; and

•	other statements contained or incorporated by reference herein regarding matters that are not historical facts.

      Investors are cautioned not to place undue reliance on these statements, which speak only as of the date this Annual Report on Form 10-K is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to matters arising out of the putative securities class action and other lawsuits and the ongoing SEC investigation related to the previously announced Restatement in this Annual Report on Form 10-K. A discussion of the risk factors that may cause actual results to differ materially from management’s expectation is located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Although the Company considers its estimates and assumptions to be reasonable based upon information currently available to it, due to these and other risks and uncertainties, actual future events may deviate from the estimates and assumptions on which the forward-looking statements are based. Deviation between actual future events and Virbac’s estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward-looking statements. Virbac does not intend to update these forward-looking statements to reflect actual future events.

ITEM 1. BUSINESS

Background

      The business now operated by Virbac was initiated in 1993, when Agri-Nutrition acquired the animal health industries business of Purina Mills, Inc. In July 1994, Agri-Nutrition completed an initial public offering of its Common Stock.

      On October 16, 1998, Agri-Nutrition entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Virbac S.A., a French corporation engaged in the veterinary pharmaceutical manufacturing business (“VBSA”); Virbac, Inc., a Delaware corporation (“Virbac Inc.”)

and Interlab S.A.S., a French corporation (“Interlab”), pursuant to which Virbac Inc. was merged with and into Agri-Nutrition (the “Merger”) with Agri-Nutrition being the surviving corporation. At the effective date of the Merger, March 5, 1999, Virbac Inc. was a wholly-owned subsidiary of Interlab and Interlab was a wholly-owned subsidiary of VBSA. Also, pursuant to a contribution agreement between the Company and its wholly-owned Delaware subsidiary, Virbac AH (“Virbac AH”), contemporaneous with the Merger, the Company transferred all of the operating assets of Virbac Inc. to Virbac AH.

      Upon consummation of the Merger, Agri-Nutrition changed its name to “Virbac Corporation.” Pursuant to the Merger, the issued and outstanding shares of Virbac Inc. common stock, then held by Interlab, automatically converted into the right to receive 12,580,918 shares of Common Stock, or approximately 58% of the outstanding Common Stock after the effectiveness of the Merger. Moreover, the Merger Agreement required the Company to complete a tender offer to repurchase up to 1,000,000 shares of the Common Stock at a price of $3.00 per share, within 60 days after the effective time of the Merger. The Company repurchased all 1,000,000 shares and, as a result, VBSA indirectly owned approximately 60% of the outstanding Common Stock after the Merger; therefore, Virbac, Inc. was considered the acquirer of Agri-Nutrition in a purchase business combination for financial reporting purposes.

      The Merger Agreement further provides that in order to maintain Interlab’s proportionate ownership interest in the Company until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger options to purchase Common Stock, issue to Interlab a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Consequently, VBSA, through Interlab, indirectly now owns approximately 60% of the outstanding Common Stock.

Business Overview

      Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment which is operated by PM Resources, Inc., a Missouri corporation (“PMR” or the “Contract Manufacturing segment”), which is a wholly-owned subsidiary of the Company. PMR is based in a 176,000 square-foot facility in Bridgeton, Missouri, which is registered with the U.S. Food and Drug Administration, (“FDA”) and the U.S. Environmental Protection Agency (“EPA”) and formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies. Detailed operating results for the Company’s segments may be found in Note 17. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”

      Virbac has developed its product portfolio through acquisitions, licensing arrangements and internal development activities. Some of the Company’s products are manufactured and distributed under licenses granted by VBSA. Virbac has the exclusive North American manufacturing and distribution rights to any new or existing products developed by VBSA that are intended for companion animals and livestock, for which it pays royalties to VBSA ranging from 2.0% to 6.0% of its sales of such products. In 2003 the royalties paid totaled $0.1 million. See Item 13. “Certain Relationships and Related Transactions” for further information. The Company distributes and sells its products throughout the United States and Canada, and, through a distribution agreement with VBSA, in other foreign markets.

Products

      The Company’s products are used to promote the health and hygiene of companion animals - primarily, dogs, cats, fish and certain livestock. The principal products manufactured by the Company include:

•	Dermatological products for dogs and cats, including anti-itch, anti-microbial, and anti-inflammatory lotions and shampoos;

•	Oral hygiene products for dogs and cats, including toothpaste and toothbrushes, sprays, oral rinses, enzymatic rawhide chews and chlorhexidine rawhide chews;

•	Flea and tick products, including collars, shampoos and dip concentrates;

•	Canine heartworm preventives;

•	Ear cleaners;

•	Endocrinology treatments, including canine thyroid replacements;

•	Humane euthanasia drugs, for veterinary purposes only;

•	Aquarium water conditioners, medications and test strips;

•	Pest control products, including rodenticides;

•	Nutritional supplements to promote healthy coat and skin;

•	Anthelmintics, or de-wormers, to treat gastrointestinal worms in livestock;

•	Gastrointestinal products for dogs and cats, including hairball remedies; and

•	Specialty chemicals.

Sales and Marketing Strategy

      The Company’s product marketing strategy varies for each of its three segments. Following is a discussion of each segment.

      Veterinary Segment

      The Company manufactures a significant amount of its pharmaceutical products that are sold to the veterinary channel and also purchases finished product directly from outside third party manufacturers. This segment’s marketing and sales promotions target veterinarians through education and sampling to encourage veterinarians to prescribe and sell more of the Company’s products. The Company’s principal veterinary line labels are ALLERDERM® dermatological products, C.E.T.® dental products, IVERHART® PLUS canine heartworm preventive, SOLOXINE® endocrinology products and PREVENTIC® tick collars. This segment generated 45% of the Company’s revenue in 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Effects and Seasonality” for further information.

      Members of a veterinary distributor consortium, named Vedco, represent the Company’s largest group of customers and accounted for approximately 20% of net revenues in 2003. Before formation of the Vedco consortium, individual members of the Vedco group purchased products directly from Virbac, rather than through the consortium. In the event the Vedco consortium disbands or discontinues purchasing Virbac products, there could be a material adverse effect on the operating results of Virbac’s Veterinary segment. However, the Company believes that individual members of the consortium would have the ability to purchase directly from the Company, which would substantially mitigate the loss of the purchases by the Vedco consortium.

      Consumer Brand Segment

      The Consumer Brand segment sells more than 300 product presentations to pet specialty retail stores, superstores, mass merchandisers and farm and fleet stores. Under the Company’s principal consumer brand labels of Petrodex®, Mardel®, Petromalt®, Francodex®, Zema®, Healthy Companion® and Pet Relief®, the Company sells health care products for dogs, cats, horses, tropical fish, birds and various other animals. Some of these products are manufactured by Virbac, while others are contract manufactured by third parties or purchased. The promotion of the Company’s Consumer Brand segment is focused on obtaining shelf space in store locations by creating consumer brand awareness and demand.

      In 2001, the Company consolidated its over-the-counter brands under the corporate umbrella of the Virbac name while maintaining the established, individual brands. As a result, in addition to each of the over-the-counter products carrying their respective individual brand label, such products now carry the Virbac label. In 2003, the Consumer Brand segment contracted with an independent, nationwide team to provide store-detailing support at the retail level and conduct monthly visits to chain stores. The segment generated 34% of the Company’s net revenue in 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Effects and Seasonality” for further information.

      The Company also markets and sells its Veterinary and Consumer Brand segment products in Canada and markets outside the U.S. The Company sells its products directly to its Canadian customers. Canadian sales are invoiced in U.S. dollars and amounted to $1.1 million in 2003. Virbac’s products are sold in markets outside the U.S. and Canada directly to customers and through a distribution agreement with VBSA and its affiliates. These export sales are invoiced in U.S. dollars and amounted to $2.2 million in 2003.

      Contract Manufacturing Segment

      The Contract Manufacturing segment products are generally highly regulated pharmaceuticals and pesticides manufactured for significant animal health and specialty chemical customers. This segment distributes animal health products to the farm market, as well as rural, and urban pet feed retailers. It also produces private label products, whereby the Company produces the product and then labels it with the customer’s label. This segment performs a broad range of formulation, development, manufacturing, packaging and distribution activities. The Company holds over 140 FDA and EPA product registrations. The Contract Manufacturing segment generated 21% of the Company’s revenue in 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Effects and Seasonality” for further information.

Distribution

      The Company utilizes different distribution channels for its three segments. In the Veterinary segment, which has its own sales force, the products are generally shipped from the Company to distributors who sell principally to veterinarians. For the Consumer Brand segment, which also has its own sales force, the Company sells primarily to large multi-chain retail stores or large pet-store distributors who then sell to smaller retail pet and pet supply stores. The Company’s Contract Manufacturing segment either ships the product directly to the customer or to a destination chosen by the customer.

      On December 3, 1999, the Company entered into an agreement appointing VBSA and its affiliates as the sole and exclusive distributor of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. Under the terms of the distribution agreement, the Company can distribute directly to certain customers at the election of VBSA. Under the terms of the distribution agreement, the Company agrees to manufacture certain pet healthcare products and VBSA agrees to use its best efforts to promote, sell and distribute the Company’s products internationally. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. Under the renewed terms of the distribution agreement, the purchase prices of the products were set at 12.6% over the Company’s current cost. During 2003 Virbac recorded

$1.2 million of product sales to VBSA and its affiliates under the terms of the distribution agreement. See Item 13. “Certain Relationships and Related Transactions” for further information.

Research and Development

      The Company’s research and development strategy is focused on developing highly regulated proprietary and generic products mainly for the pet and companion animal market. This strategy also includes developing less regulated cosmetic products, mainly dermatological and oral hygiene products, where the Company believes it has a market leadership position.

      The Company maintains a research and development staff for the purpose of developing both registered and non-registered products. A regulatory department is responsible for filing the required product dossiers with various regulatory agencies. The Company develops formulas adapted to the needs of companion animals, either from off-patent compounds or proprietary compounds licensed from others. Virbac believes it is an international leader in pet dermatology product development.

      The Company frequently uses third parties to perform certain research studies and developmental activities. The Company has collaborated, and continues to collaborate, not only with a number of companies, but also with veterinary specialists and other practicing veterinarians to test products in development and to validate the utility of the Company’s existing products in the marketplace. The costs of these services are expensed as incurred and are included as part of the Company’s research and development expense.

      In developing new or improved products, the Company considers a variety of factors, including (i) existing or potential marketing opportunities for such products; (ii) the capability of the Company to manufacture the products; (iii) whether such new or improved products complement its existing products; and (iv) the possibility of leveraging such products with the development of additional products. In 2003 the Company spent approximately $4.9 million on research and development. Virbac also conducts research on VBSA products that have the potential to be distributed in North America.

      Virbac also has the exclusive North American manufacturing and distribution rights to any new or existing products that are developed by VBSA and intended for companion animals and livestock. VBSA maintains research and development facilities, which are dedicated exclusively to researching animal health products. These facilities have developed more than 1,000 products for the prevention and treatment of animal health diseases. In many instances, the Company’s manufacturing and distribution rights to such products have served to reduce the time to market and cost of regulator approval in North America. See Item 13. “Certain Relationships and Related Transactions” for further information.

      In addition to developing its own products and obtaining North American manufacturing and distribution rights to products developed by VBSA, the Company obtains North American and worldwide manufacturing and distribution rights with respect to certain products developed by third parties.

Registrations, Trademarks and Patents

      The Company considers its intellectual property protection to be material to its ability to successfully commercialize its life-sciences innovations and to protect the capital investments that the Company makes in those innovations. The Company owns or licenses a number of patents relating to products, product uses, formulations and manufacturing processes. There is no assurance that patents previously granted or patents that may be granted will be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes may not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with the Company’s patented products.

      The Company holds numerous trademarks relating primarily to its Veterinary and Consumer Brand products, including PetRelief®, Petrodex®, Petromalt®, Mardel®, Zema®, ALLERDERM®, SOLOXINE®, Euthasol®, IVERHART® PLUS, and C.E.T.®. Virbac also has permission to use trademarks held by VBSA including HealthyCompanions®, Francodex® and PREVENTIC®.

      The Company holds patents for technologies such as pet toothbrushes, pet shampoos and systemic and topical control of parasites. The Company also has exclusive licenses to use other patents including enzyme generation formulae for use in animal toothpaste and rawhide chews, insect growth regulators, VBSA’s Spherulite® technology — which provides for the prolonged delivery of active ingredients contained in various products — and others.

Procurement of Raw Materials and Finished Goods

      The active ingredients in the Company’s products are generally purchased from large suppliers. The Company generally purchases materials on an as-needed basis, as it is usually unnecessary for the Company to maintain large inventories of such materials. The Company purchases certain raw materials from multiple suppliers; some materials, however, are proprietary, and may only be acquired from one source. The Company also purchases certain finished products from outside manufacturers under supply agreements. The Company considers its relationship with its suppliers to be good. The Company also purchases certain raw materials, the availability of which are subject to EPA, FDA, or other regulatory approvals. Some of the Company’s contract manufacturing customers provide the Company with the raw materials used in the production of the customer’s products.

Competition

      The Company’s competitors generally fall into four categories: (i) manufacturers, formulators and blenders of animal health products; (ii) animal health product distributors; (iii) pet care product producers and suppliers; and (iv) specialty chemical and pest control manufacturers.

      The Company faces intense competition in that many of its competitors are larger and have significantly more financial resources than the Company. Moreover, regulatory surveillance and enforcement are accelerating, which is likely to result in only a few competitors that individually possess significantly greater resources than others in the market.

      Each of the Company’s three segments competes in its respective market based on differing criteria. Many of the Company’s products in the Veterinary segment are highly regulated. While there are a large group of competitors in the veterinary market, the Company believes its products are of a high quality and that others are deterred from entering the market due to regulatory requirements. The Veterinary segment competes based on high quality products with premium value and pricing. For some product lines, such as dermatology and dentistry, the Company holds a significant portion of the market share. For other product lines within the veterinary market, such as heartworm medications and nutraceuticals, the Company holds only a small portion of the market share.

      The Consumer Brand segment competes based on the market’s expectation of consumer brand awareness, price and quality. The Company does not hold a significant portion of the market in the Consumer Brand segment but has strength in its consumer brand offerings. The Consumer Brand segment has strong relations with stores nationwide. Competitors in this segment range from large national companies to small regional companies.

      Competition in the Contract Manufacturing segment is based on price and service. Due to capital demands and governmental requirements for certain products manufactured by the Company, there are few significant competitors in this market. Price, along with the ability of the Company to quickly adapt its facilities in order to provide service is a competitive advantage. The Company’s Bridgeton, Missouri facility formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.

Regulatory and Environmental Matters

      The Company’s operations subject it to federal, state, and local laws and regulations relating to health and safety and environmental affairs. These laws and regulations are administered by the EPA, the FDA, the Occupational Safety and Health Administration (“OSHA”), the Department of Transportation, and various state and local regulatory agencies. Governmental authorities, and, in some cases, third parties, have the power to enforce compliance with environmental and health and safety laws and regulations, and violators may be subject to sanctions, including civil and criminal action, fines or penalties, orders and injunctions. Although the Company has been notified by state agencies from time to time of violations of these laws or regulations, the Company believes it has taken action to respond appropriately in each instance. The Company does not believe any of these violations has had or will have a material adverse effect on the Company. While the Company believes that the procedures currently in effect and operations at its facilities are consistent with industry standards, and that these are in substantial compliance with applicable environmental and health and safety laws and regulations, failure to comply with such laws and regulations or significant changes in such laws and regulations could have a material adverse effect on the Company.

      Product Regulation

      The federal government has extensive enforcement powers over the activities of veterinary pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved products or products which are not in compliance and to halt any manufacturing operations that are not in compliance with applicable laws and regulations. Any such restrictions or prohibitions on sales, or withdrawal of approval of products marketed by Virbac, could have a material adverse effect on Virbac’s business, financial condition, and results of operation.

      While Virbac believes that all of its current pharmaceuticals are in compliance with applicable FDA regulations and has received required government approvals for manufacture and sale, approvals are subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products are, in many circumstances, subject to additional approvals, which may be subject to a lengthy application process. Virbac’s manufacturing facilities are subject to continual inspection by regulatory agencies, and manufacturing operations could be interrupted or halted in either such facility as a result of such inspections. If previously received regulatory approvals were subsequently revoked, the revocation could have a material adverse effect on Virbac’s business, financial condition and results of operation.

      The product development and approval process, within applicable regulatory frameworks, may take a number of years to successfully complete and involves the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of any one or more of Virbac’s products. Delays or rejections in obtaining regulatory approvals would adversely affect Virbac’s ability to commercialize any product Virbac develops and would limit Virbac’s ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include limitations on the indicated uses for which the product may be marketed.

      The Company has numerous EPA and FDA product registrations. Its EPA product registrations permit it to sell pesticide and rodenticide products, as well as ectoparasiticide products for the treatment of fleas and ticks on dogs and cats. While EPA registrations do not expire, registrants are required periodically to re-register certain products with the EPA. The Company’s Bridgeton, Missouri facility is qualified as an EPA-registered manufacturing site, which permits the Company to manufacture products not only under its own EPA product registrations, but also under the registrations of other companies.

      The Company’s FDA-approved new animal drug applications (“NADAs”) permit it to sell medicated treatments, anthelmintics, feed additives, and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs’ performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.

      Environmental Matters

      The Company’s operations are subject to numerous environmental laws and regulations administered by the EPA, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Toxic Substances Control Act, as well as various state and municipal environmental laws and regulations.

      Although the Company believes it is in material compliance with applicable environmental laws, regulations, and government approvals, and has a policy governing compliance, there can be no assurance that the Company will not be exposed to significant environmental liability or will not be required to incur significant costs of compliance. The Company also could be held liable for property damage or personal injury caused by the release, spill, transport, disposal, or other discharge of hazardous substances or materials, and could be held responsible for cleanup of any affected sites. In addition, the Company could be liable for fines, penalties, orders or injunctions, both civil and criminal.

      The Company has environmental compliance programs, which address environmental and other regulatory compliance issues. Future developments, such as changes to environmental laws, regulations, governmental approval requirements, or enforcement policies, could increase the Company’s environmental compliance costs. While the Company is not aware of any pending legislation or proposed regulations that, if enacted, would have a material adverse effect on the Company, there can be no assurance that future legislation or regulation will not have such effect.

      PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. The majority of the costs to comply with the Consent Order have already been incurred and reimbursed pursuant to third party indemnity obligations from the previous owner of the facility. The Company has requested and received reimbursement for costs incurred of $397,000 through 2003. The Company expects that all future remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order will have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or income.

Employees

      As of December 31, 2003, the Company had approximately 262 full-time employees, of which, approximately 143 were engaged in manufacturing activities, 73 in sales and marketing activities, and 46 employees employed in research and development or administrative functions. Sixty of the full-time employees located at the Bridgeton, Missouri facility are covered by collective bargaining agreements with international unions that were renewed in the fourth quarter of 2004 with no material changes. The

Company also employs workers on a temporary basis, the number of which fluctuates during the year because demand for the Company’s products is seasonal. The Company considers its employee and union relations to be good.

Business Combinations and Recent Developments

      Delmarva Acquisition

      On August 15, 2003, the Company completed the acquisition of 100% of the outstanding shares of the common stock of Delmarva Laboratories, Inc. (“Delmarva”), for a base purchase price of $2.5 million in cash and an additional contingent purchase price of up to $2.5 million, payable, if at all, upon satisfaction of specified requirements related to the acquired business. These conditions are described in the stock purchase agreement between the Company and Delmarva. Delmarva’s product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Biomox® (amoxicillin tablets and suspension). The Company also received as part of the Delmarva acquisition, the FDA product registrations for Clintabs™ tablets and Clinsol™ liquid, which are products containing the antibiotic clindamycin. The Delmarva acquisition was funded with cash and with borrowings under its Credit Agreement.

      King Acquisition

      On September 8, 2003, the Company completed the acquisition of assets relating to the animal health products of King Pharmaceuticals, Inc. (“King”), for a purchase price of $15.2 million in cash. The acquired assets include certain product assets, unfilled customer orders, inventories, manufacturing equipment and intellectual property. The product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement and Pancrezyme®, Tumil-K®, Uroeze® and Ammonil® which are pancreatic and nutritional supplements. The acquisition was funded with borrowings under the Credit Agreement.

      Restatement of Financial Statements

      During the course of its regular review of the Company’s operating results for the third quarter of 2003, the Company’s independent registered public accounting firm raised questions concerning the Company’s revenue recognition practices with the Company’s management and the Audit Committee. As a result, the Audit Committee initiated an internal investigation into Virbac’s accounting and financial reporting practices.

      On November 12, 2003, the Company publicly disclosed the initiation of the internal investigation and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the SEC to advise it of the internal investigation.

      The Audit Committee retained independent counsel to conduct the internal investigation and the independent counsel retained a forensic accounting firm to assist in this effort. The independent review included the performance of a number of forensic accounting procedures, a review of internal documents and communications, as well as interviews with both current and former employees and consultants.

      On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued quarterly financial statements for the quarters ended March 31, 2003 and June 30, 2003, and that its previously issued financial statements for these periods should no longer be relied upon.

      The continuation of the internal investigation resulted in various adjustments to the Company’s financial statements for 1998 through 2003. The Restatement is the result of accounting irregularities and errors, including: (i) improper revenue recognition; (ii) the understatement of sales related reserves; (iii) the understatement of inventory obsolescence reserves; (iv) the understatement of a deferred tax valuation; (v) the impairment of goodwill; (vi) the improper capitalization of research and development expenses; and (vii) other miscellaneous accounting corrections.

      With this Annual Report on Form 10-K, the Company is filing its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003. This filing also includes restated unaudited financial data for 1998 through 2000. The Company’s previously released financial statements for each of these periods should not be relied upon. Contemporaneously with the filing of this Annual Report on Form 10-K, the Company is also filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

      SEC Investigation

      On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred. The Company, its officers, directors and employees have, under a directive from the Company’s Board of Directors, cooperated with the SEC in its investigation.

      On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intends to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.

      The Company has been in settlement discussions with the staff of the SEC regarding the terms of a proposed settlement of the previously announced investigation. The proposed settlement, which the staff has indicated that they intend to recommend that the SEC accept, includes the following principal terms:

•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.

      As a result of these settlement discussions, the Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the civil money penalty that may be assessed in connection with the proposed settlement. The proposed settlement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved.

      Additionally, the staff of the SEC has also notified the Company that, if the Company does not file its periodic reports for fiscal year 2004 with the SEC on or before August 31, 2005, the staff of the SEC may recommend that the SEC institute an administrative proceeding to deregister the Common Stock pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended. The Company continues to cooperate with the SEC in connection with its investigation.

      Putative Securities Class Action Lawsuit and Shareholder Derivative Lawsuit

      The Company has been named as a defendant in various lawsuits related to the effect the Company’s past accounting practices had on its financial statements. See Item 3. “Legal Proceedings” for further discussion.

      NASDAQ Delisting

      As a result of its inability to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the Common Stock was delisted from the NASDAQ National Market, effective January 23, 2004.

      The Company intends to file a new listing application with NASDAQ once it is deemed that the Company has filed all necessary reports under the federal securities laws. Although the Company currently believes it will satisfy all relevant requirements for listing the Common Stock on NASDAQ, there can be no assurance that its application will be approved, or, if approved, when the Common Stock will be re-listed for trading on NASDAQ.

      Management Changes

      In connection with its internal investigation, Virbac requested and received the resignations of Thomas L. Bell, formerly President, Chief Executive Officer and a member of the Board of Directors, and Joseph A. Rougraff, formerly Vice President, Chief Financial Officer and Secretary of the Company, both which were effective January 27, 2004. Mr. Bell was initially replaced by David G. Eller, who served as President and Chief Executive Officer until October 1, 2004 when Dr. Erik R. Martinez was named as President and Chief Executive Officer. Effective June 14, 2004, Jean M. Nelson was named the Company’s Executive Vice President and Chief Financial Officer.

Available Information

      Shareholders may obtain, free of charge, copies of the Company’s Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission by a request in writing to Jean M. Nelson, Executive Vice President and Chief Financial Officer, Virbac Corporation, 3200 Meacham Boulevard, Fort Worth, TX 76137. Copies of all of these documents are also made available free of charge on the Company’s website located at www.virbaccorp.com. The documents that Virbac files with or furnishes to the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information may be obtained regarding operation of the Public Reference Room by calling 1-800-SEC-0330. The documents that Virbac files with or furnishes to the SEC are also available on the SEC’s website at www.sec.gov. The information on the Company’s website is not incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

      The Company owns the Fort Worth, Texas and the Bridgeton, Missouri manufacturing facilities where substantially all of the Company’s products are produced. The Fort Worth facility is a 127,000 square foot manufacturing, warehousing, distribution and office facility. Most of the Company’s non-EPA regulated products are manufactured at the Fort Worth facility. The Bridgeton facility, at which the Contract Manufacturing segment’s operations are conducted and most EPA and FDA regulated products are produced, is an EPA and FDA registered facility and consists of a 176,000 square foot manufacturing and warehousing building located on 37 acres. Both the Fort Worth and Bridgeton facilities, along with the land on which they are located, have been pledged as collateral under the Credit Agreement.

      In the first quarter of 2003, the Company vacated its leased Harbor City, California manufacturing facility and moved all of the production at that facility to its Fort Worth, Texas facility. The Harbor City facility primarily manufactured oral hygiene products. The costs to close the facility were approximately $333,000 and consisted mostly of leasehold improvement write-offs and costs to transfer existing equipment and inventory to the Fort Worth facility.

      Management believes that the Company’s facilities are adequate and suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

      Virbac is a party to various claims and litigation, the significant items of which are discussed below. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results.

      Putative Securities Class Action Litigation

      On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act (“Rule 10b-5”), and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the court appointed lead counsel for the plaintiffs.

      On September 10, 2004, plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”), asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) under the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. Plaintiffs generally allege in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Company’s Common Stock sharply declined, allegedly damaging plaintiffs. Plaintiffs seek to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the court may deem just and proper.

      Virbac believes that it has meritorious defenses to the plaintiffs’ claims, and it filed a motion to dismiss the Amended Complaint on December 10, 2004, as did defendants Bell and Rougraff. Defendants VBSA and Boissy filed a joint motion to dismiss on December 14, 2004. On February 11, 2005, plaintiffs filed a consolidated opposition against all defendants’ motions to dismiss. On March 11,

2005, Virbac, Bell, and Rougraff each filed separate replies to plaintiffs’ consolidated opposition. Defendants VBSA and Boissy filed a joint reply on March 11, 2005.

      At the present time, Virbac is unable to predict the outcome of the lawsuit and cannot provide an estimate of losses likely to be incurred in connection with it, or its financial impact, if any.

      Shareholder Derivative Lawsuit

      On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits derivatively on behalf of the Company against Virbac, as a nominal defendant, and Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors and Joseph A. Rougraff, a former officer of the Company. These two lawsuits have been consolidated in the United States District Court for the Northern District of Texas, Fort Worth Division. On December 3, 2004, the court appointed lead counsel for plaintiffs. On March 1, 2005, plaintiffs filed a consolidated amended derivative shareholder complaint (the “Amended Derivative Complaint”), asserting all claims against: defendants Bell and Rougraff for improper financial reporting under the Sarbanes-Oxley Act of 2002 (“SOX”); all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.

      Plaintiffs generally allege in the Amended Derivative Complaint that the individual defendants caused Virbac to issue financial statements, press releases, and other public statements that were false and materially misleading, caused Virbac to miss required financial reporting deadlines under SOX, and sold stock on inside information. As a result, plaintiffs allege, the Company’s market capitalization and share price were severely devalued; the Company was subjected to a formal investigation and a potential civil action brought by the SEC; the Company faces tens of millions of dollars in legal, accounting, and other professional fees; and the Company’s overall credibility, reputation, and goodwill were irreparably damaged. Plaintiffs seek, on behalf of nominal defendant Virbac, to recover monetary compensation, including a disgorgement of all profits and bonuses the defendants allegedly earned in the relevant time period, as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the court may deem just and proper.

      Virbac has until May 2, 2005 to file a responsive pleading. At the present time, Virbac is unable to predict the outcome of the lawsuit and cannot provide an estimate of losses likely to be incurred in connection with it, or its financial impact, if any.

      Virbac intends to defend vigorously against the putative shareholder class action and shareholder derivative lawsuits. Virbac cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company or on its operations. The Company has notified its insurance carriers of these lawsuits and submitted expenses incurred in defending the lawsuits as claims under the relevant insurance policies.

      SEC Investigation

      On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred. The Company, its officers, directors and employees have, under a directive from the Company’s Board of Directors, cooperated with the SEC in its investigation.

      On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intends to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.

      The Company has been in settlement discussions with the staff of the SEC regarding the terms of a proposed settlement of the previously announced investigation. The proposed settlement, which the staff has indicated that they intend to recommend that the SEC accept, includes the following principal terms:

•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.

      As a result of these settlement discussions, the Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the civil money penalty that may be assessed in connection with the proposed settlement. The proposed settlement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved.

      Additionally, the staff of the SEC has also notified the Company that, if the Company does not file its periodic reports for fiscal year 2004 with the SEC on or before August 31, 2005, the staff of the SEC may recommend that the SEC institute an administrative proceeding to deregister the Common Stock pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended. The Company continues to cooperate with the SEC in connection with its investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of 2003.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Common Stock was historically traded on the NASDAQ National Market under the symbol “VBAC.” On November 12, 2003, the Company publicly disclosed that it would not be able to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 on or before the November 14, 2003 filing deadline. Based on the Company’s disclosure, the NASDAQ National Market halted trading in the Company’s securities effective November 13, 2003, due to Virbac’s failure to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14). On January 21, 2004, NASDAQ notified the Company that the Common Stock would be de-listed from the NASDAQ National Market, effective at the opening of business on January 23, 2004.

      The Common Stock is currently traded on the Pink Sheets under the symbol “VBAC” on an unsolicited trading basis. The market for the Common Stock is subject to significant fluctuations and only a limited and volatile trading market exists. Shareholders seeking to sell shares of the Common Stock are not likely to find an active market and therefore may not be able to sell a significant volume of the Common Stock.

      The following table sets forth the quarterly range of high and low closing sales prices per share for the Common Stock during the periods indicated. The Common Stock was quoted in the Pink Sheets after the Common Stock was de-listed from the NASDAQ National Market on January 22, 2004. As a result, the Common Stock prices for 2004 are Pink Sheet prices. The Pink Sheet prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer, and may not represent actual transactions.

	High	Low
Year ended December 31, 2001 (NASDAQ National Market)
First Quarter	4.56	2.93
Second Quarter	5.24	3.55
Third Quarter	5.17	4.35
Fourth Quarter	5.04	4.23

Year ended December 31, 2002 (NASDAQ National Market)
First Quarter	5.65	4.65
Second Quarter	6.86	5.16
Third Quarter	6.47	4.66
Fourth Quarter	6.32	4.35

Year ended December 31, 2003 (NASDAQ National Market)
First Quarter	5.90	5.20
Second Quarter	6.17	5.01
Third Quarter	8.22	5.56
Fourth Quarter (1)	8.53	6.50

Year ended December 31, 2004 (Pink Sheets)
First Quarter	6.50	2.26
Second Quarter	3.15	2.50
Third Quarter	3.14	2.45
Fourth Quarter	3.95	2.70

Year ending December 31, 2005 (Pink Sheets)
First Quarter	3.90	3.32

      (1) The NASDAQ National Market halted trading in the Company’s securities effective November 13, 2003.

      As of March 31, 2005, the Company had 222 record holders of Common Stock.

      The Company has never paid any dividends on the Common Stock. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, under the terms of the Credit Agreement, the Company is prohibited from paying dividends without the consent of the Company’s lenders.

Securities Authorized for Issuance under Equity Compensation Plans

      The Company has two equity compensation plans, the Virbac Corporation Incentive Stock Plan (the “Virbac Incentive Plan”) and the PM Agri-Nutrition Group Limited 1994 Incentive Stock Plan (the “1994 Plan”) (collectively, the “Equity Compensation Plans”). The 1994 Plan expired prior to December 31, 2003 and the Virbac Incentive Plan expired in the first quarter of 2005, however, there are stock options outstanding under each of the Equity Compensation Plans that may still be exercised. The following table sets forth information concerning stock options outstanding under the Equity Compensation Plans as of December 31, 2003. The Equity Compensation Plans have been approved by the Company’s shareholders.

	Number of Securities	Weighted Average	Number of Securities Remaining
	to be Issued Upon	Per Share Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in the First Column)
Equity Compensation Plans	936,247	$3.68	270,021
Approved by Security Holders

Equity Compensation Plans
Not Approved by Security Holders	None	None	None

Total	936,247	$3.68	270,021

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

      The Company did not sell any unregistered securities during 2003, the period covered by this Annual Report on Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data has been derived from the Company’s consolidated financial statements and related notes thereto that are included elsewhere in this Annual Report on Form 10-K, except for the summarized unaudited financial information for 1999 and 2000. All financial information set forth below reflects the Restatement for 2001, 2002 and the first two quarters of 2003 as discussed below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3. “Restatement of Consolidated Financial Statements” of the “Notes to Consolidated Financial Statements.” The Restatement also affects periods prior to 2001 and, accordingly, Virbac revised its selected consolidated financial data for 1999 and 2000. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Virbac has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the quarterly periods affected by the Restatement. The information that has previously been filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

      A significant portion of the Company’s outstanding debt is due in May and October of 2005. The continuity and viability of the Company is dependent on the extension or renewal of these credit facilities. A discussion of the risks related to these credit facilities is located in the general discussion of the factors that may affect the Company’s future results in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For The Year Ended December 31,
(In thousands, except per share data)	2003 (1)	2002 (5)	2001 (2)	2000 (2)(4)	1999 (2)(3)(4)
		(As restated)	(As restated)	(As restated)	(As restated)
STATEMENT OF OPERATIONS DATA
Net revenues	$67,077	$60,923	$56,944	$51,486	$43,341
(Loss) income from operations	(4,288)	1,712	(231)	(135)	(1,520)
Income tax expense	(84)	(361)	(16)	—	—
(Loss) income before cumulative effect of change in accounting principle	(5,004)	985	(897)	(575)	(2,097)
Cumulative effect of change in accounting principle	—	(2,308)	—	(469)	—
Net loss	(5,004)	(1,323)	(897)	(1,044)	(2,097)
Basic loss per share	$(0.23)	$(0.06)	$(0.04)	$(0.05)	$(0.11)
Basic weighted average number of shares outstanding	22,234	22,115	22,038	21,376	19,677
Diluted loss per share	$(0.23)	$(0.06)	$(0.04)	$(0.05)	$(0.11)
Diluted weighted average number of shares outstanding	22,234	22,774	22,038	21,376	19,677

BALANCE SHEET DATA
Cash	$4	$865	$477	$272	$231
Working capital (deficit)	(13,851)	6,195	6,844	7,048	1,895
Goodwill, net	5,571	4,826	7,445	7,962	8,239
Other intangible assets, net	21,089	2,917	316	537	572
Total assets	65,145	45,245	47,791	44,983	42,409
Borrowings under revolving lines of credit and notes payable	25,357	6,854	10,300	7,593	10,912
Notes payable, less current maturities	7	10	—	—	—
Shareholders’ equity	16,145	21,033	22,104	22,909	23,376

(1)	The balance sheet data at December 31, 2003, and statement of operations data for the year ended December 31, 2003, include the operations of Virbac plus results of Delmarva for the period from August 15, 2003 to December 31, 2003, and results for the period from September 8, 2003 to December 31, 2003, of the acquisition of assets relating to the animal health products of King.

(2)	On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 (“SAB 101”), which became effective for the Company during the fourth quarter of 2000. This pronouncement required a change in the way in which the Company records revenue. Prior to the implementation of SAB 101, the Company recognized revenues when the product was shipped from the Company’s distribution facility, due to the transfer of the risk of loss to common carriers. The net effect for 2000 of this change was to reduce sales by $763,000, and diluted earnings per share by $0.02. The Company does not believe that it is feasible to provide pro forma amounts for 1999 due to, among other factors, the significant turnover in the Company’s finance personnel, changes in accounting systems, documentation weaknesses, and the passage of time generally. During 2001, the Company changed its shipping terms with its customers so that ownership transferred to the customer at the time of shipment.

(3)	The results for the year ended December 31, 1999, include the operations of Virbac, Inc. plus the results of Agri-Nutrition for the period from March 5, 1999 to December 31, 1999.

(4)	The selected consolidated financial data for 1999 and 2000 have been revised to reflect adjustments related to the Restatement described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3. “Restatement of Consolidated Financial Statements” of the “Notes to Consolidated Financial Statements.” In the accompanying financial statements for the year ended December 31, 2001, these net income adjustments are reflected as opening adjustments to the Consolidated Statement of Shareholders’ Equity. The table below reflects the amounts as originally reported for 2000 and 1999, which are not otherwise disclosed in this Annual Report on Form 10-K.

	For The Year Ended December 31,
(In thousands, except per share data)	2000	1999
	(As reported)	(As reported)
STATEMENT OF OPERATIONS DATA
Net revenues	$52,965	$43,718
Income from operations	2,831	33
Income tax benefit	1,021	—
Income (loss) before cumulative effect of change in accounting principle	3,412	(544)
Cumulative effect of change in accounting principle	(469)	—
Net income (loss)	2,943	(544)
Basic income (loss) per share	$0.14	$(0.03)
Basic weighted average number of shares outstanding	21,376	19,677
Diluted income (loss) per share	$0.13	$(0.03)
Diluted weighted average number of shares outstanding	22,133	19,677

BALANCE SHEET DATA
Cash	$272	$231
Working capital	19,622	12,260
Goodwill and other intangibles, net	6,929	9,953
Total assets	49,388	43,633
Current portion of debt and notes payable	698	1,564
Long-term debt, less current maturities	6,895	9,348
Shareholders’ equity	29,162	25,641

(5)	In connection with the Restatement, the Company re-evaluated its goodwill for impairment and determined that the goodwill allocated to its Consumer Brand segment was impaired and accordingly, recorded a charge to income. The impairment was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Notes” within this Item 7. refer to the Notes to the Company’s Consolidated
Financial Statements in Item 15.

Restatement of Financial Statements

      During the course of its regular review of Virbac’s operating results for the third quarter of 2003, the Company’s independent registered public accounting firm raised questions concerning the Company’s revenue recognition practices with the Company’s management and the Audit Committee. As a result, the Audit Committee initiated an internal investigation into Virbac’s accounting and financial reporting practices. The Audit Committee retained independent counsel to conduct the investigation.

      On November 12, 2003, the Company publicly disclosed the initiation of the internal investigation and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the SEC to advise it of the internal investigation.

      On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued financial statements for the quarters ended March 31, 2003 and June 30, 2003, and that its previously issued financial statements for these periods should no longer be relied upon.

      The continuation of the internal investigation resulted in various adjustments to the Company’s financial statements for the years 1998 through 2003. The Restatement is the result of accounting irregularities and errors, including: (i) improper revenue recognition; (ii) the understatement of sales related reserves; (iii) the understatement of inventory obsolescence reserves; (iv) the understatement of a deferred tax valuation allowance; (v) the impairment of goodwill; (vi) the improper capitalization of research and development expenses; and (vii) other miscellaneous accounting corrections.

      With this Annual Report on Form 10-K, the Company is filing its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003. This filing also includes restated unaudited financial data for the years 1998 through 2000. The Company’s previously released financial data for each of these periods should not be relied upon.

      As a result of its inability to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the Common Stock was de-listed from the NASDAQ National Market, effective January 23, 2004.

      The Company intends to file a new listing application with NASDAQ once it is deemed that the Company has filed all necessary reports under the federal securities laws, including those Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, with the SEC. Although the Company currently believes it will satisfy all relevant requirements for listing of the Common Stock on NASDAQ, there can be no assurance that its application will be approved, or, if approved, when the Common Stock will be re-listed for trading on NASDAQ.

Overview

      Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. Its Bridgeton, Missouri facility also formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.

      The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment, which offers a broad range of services and specialized expertise in the manufacture of highly regulated products as well as direct sales of livestock products. Detailed operating results for these segments may be found in Note 17. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.” See introductory language to Item 6. “Selected Financial Data” for further information.

      The Veterinary segment includes dermatological products, oral hygiene products, flea and tick products, ear cleaners, nutritional supplements, gastrointestinal products and certain pharmaceutical products, including canine heartworm preventatives, endocrinology treatments and euthanasia drugs. The Company considers the Veterinary segment to be its core business and devotes most of its management time and other resources to improving the prospects for this segment. A significant amount of the Company’s sales and marketing expenses are in the Veterinary segment and the vast majority of the research and development spending is dedicated to this segment, as well. Virbac has devoted substantial resources to the research and development of innovative products in the Veterinary segment, where the Company strives to develop high value products.

      Virbac’s product development strategy has included in-house development, licensing and the direct acquisition of products. Virbac’s products are widely recognized by veterinarians for their quality and proven effectiveness. Virbac’s core products in this segment have historically been dermatological and dental care products. In the past few years, Virbac has expanded its product offerings to include pharmaceutical products.

      The majority of the Company’s animal health products in the Veterinary segment are sold to or through veterinarians. Virbac provides veterinarians with a suggested retail price for the sale of the product to the consumer. The Company’s veterinary products are sold to veterinarians exclusively through distributors. The Company considers its relationships with both the distributors and veterinarians to be crucial to its success.

      The Consumer Brand segment sells more than 300 product presentations in pet specialty retail stores, superstores, mass merchandisers and farm and fleet stores. Under the Company’s principal consumer brand labels of Petrodex®, Mardel®, Petromalt®, Francodex®, Zema®, Healthy Companion® and Pet Relief®, the Company sells health care products for dogs, cats, tropical fish, birds and various other animals. Some of these products are manufactured by Virbac, while others are contract manufactured or purchased. The promotion of the Company’s Consumer Brand segment is focused on obtaining shelf space in retail locations by creating consumer brand awareness and demand. In 2001, the Company consolidated its over-the-counter brands under the corporate umbrella of the Virbac name while maintaining the established, individual brands. The Company sells its Consumer Brand segment products directly to retailers or through distributors. The Company considers its relationship with major retailers such as PETCO and PETsMART, critical to the success of its Consumer Brand segment.

      The Contract Manufacturing segment’s products are generally regulated pharmaceuticals and pesticides and primarily manufactured for significant animal health and specialty chemical customers. This segment distributes animal health products to the farm and fleet market, as well as rural and urban pet feed retailers. It also produces private label products, whereby the Company produces the product and then labels it with the customer’s label. This division performs a broad range of formulation, development, manufacturing, packaging and distribution activities. The Company holds over 140 FDA and EPA product registrations.

      The Contract Manufacturing segment includes a 176,000 square foot production facility in Bridgeton, Missouri that is licensed with both the EPA and FDA. The Company views this facility as a strategic asset, which allows it to control the cost of goods that are manufactured for both the Veterinary and Consumer Brand segments. Over the past several years, the Company’s strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to internal Veterinary and Consumer Brand products. Virbac expects this transition to continue in the future as it expands its product portfolio.

Critical Accounting Policies and Estimates

      The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities and the reported amounts of net revenues and expenses. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Management bases its assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      Revenue Recognition

      The Company recognizes revenue when the following four criteria have been met. These include: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable; and (iv) collectibility is reasonably assured.

      Virbac recognizes revenue at the time of shipment to its veterinary distributors, certain of its Consumer Brand distributors and direct customers, and all of its Contract Manufacturing customers where Virbac has ownership of the inventory, as title and risk of loss pass to the customers on delivery to the common carrier. Virbac recognizes revenue for certain Consumer Brand customers when the product is delivered. Revenue related to certain Contract Manufacturing customers, for which the Company provides warehousing and/or distribution services, is recognized upon the completion of the manufacturing process when the customer accepts all risks of ownership but requests, due to the nature of the inventory, that the Company hold the inventory for a short period of time and all the other necessary conditions for revenue have been met.

      In connection with the Restatement, the Company determined it was more appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales, during 2003, 2002 and 2001, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. In addition, the Company recognized revenue at the time of cash collection for all sales transactions during 2003, 2002 and 2001 for which there was a warehousing arrangement in connection with the delivery.

      Sales Related and Product Replacement Reserves

      The Company’s gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to its customers and expected returns. These deductions and returns represent estimates of the related obligation and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. The sensitivity of the estimates can vary by program, type of customer and geographic location. Estimates associated with certain veterinary products with limited expiration periods are at-risk for material adjustment because the customers may return unsold expired products. Other products with longer shelf lives have longer return periods which makes the determination of their ultimate return rate more difficult.

      The Company generally records marketing related sales incentives, such as co-op advertising, as a charge to selling, general and administrative expenses at the time the related revenues are recorded or when the incentive is offered, whichever is later. Virbac estimates the cost of sales incentives based on historical experience with similar incentive programs.

      The Company’s sales related and product replacement reserves are recorded as liabilities in the Consolidated Balance Sheets, as opposed to a reduction in accounts receivable, as the sales to which they pertain have generally been collected and these reserves represent liabilities for future performance.

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts is estimated based on historical charge-off experience, evaluation of customers’ delinquency status and assumptions regarding probable credit losses. Such estimates are reviewed monthly and may be impacted by actual performance of trade receivables and changes in any of the factors discussed above. The Company believes that the allowance for doubtful accounts is adequate to cover probable losses inherent in its receivables; however, because the allowance for doubtful accounts is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

      Inventories and Inventories on Consignment

      Inventories include material, labor and overhead and are stated at the lower of average cost or market. Inventory is written-down for estimated obsolescence when warranted based on estimates of future demand and the shelf life of products. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required. Inventories on consignment represent finished goods delivered to customers in transactions for which revenue recognition is not appropriate.

      Valuation of Long-Lived and Intangible Assets and Goodwill

      In 2002, the Company adopted SFAS No. 142 and as a result, ceased to amortize goodwill along with certain other intangibles such as trademarks and certain licenses. In lieu of recording amortization expense on these intangible assets, the Company is required to perform an annual impairment review. For additional information, see Note 9. “Goodwill and Other Intangible Assets” of the “Notes to Consolidated Financial Statements”.

      On January 1, 2003, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). SFAS No. 144 requires the Company to evaluate property, plant and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset.

      In accordance with the above accounting provisions, the Company assesses the impairment of long-lived and intangible assets, and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to the following:

•	Significant under-performance compared to historical or projected future operating results;

•	Failure to obtain regulatory approval of certain products;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant increase in the discount rate assumed to calculate the present value of future cash flows;

•	Significant negative industry or economic trends; and

•	Significant advancements or changes in technology.

      Unearned Product License Fees

      The Company has received payments on two products related to its distribution agreement with Pfizer, Inc. (“Pfizer”). The payments received for both products have been reflected as unearned product license fees in its Consolidated Balance Sheets. Upon the Company obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses.

      Assessment of Loss Contingencies

      The Company has legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. Virbac has provided for losses in situations where it has concluded that it is probable a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter that could have a material adverse effect on the results of operations, financial position or cash flows of the Company. For additional information, see Note 4. “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements”.

      Income Taxes

      Virbac accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For additional information, see Note 13. “Income Taxes” of the “Notes to Consolidated Financial Statements.”

      Certain of Virbac’s deferred tax assets are comprised of net operating loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income that will ultimately be generated in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets.

      Business Combinations

      Virbac has accounted for business combinations using the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”). Prior to the July 1, 2001, adoption of SFAS No. 141, the Company accounted for business combinations in accordance with the provisions of APB Opinion No. 16, Business Combinations. The results of operations of the acquired business are included in the consolidated results of operations from the date of acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired companies based on their respective fair values. Any excess of the purchase price over estimated fair values of the tangible and identified intangible assets acquired has been recorded as goodwill. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.

      Although Virbac generally uses independent third party valuation specialists to determine the fair values of acquired assets and assumed liabilities for purposes of performing purchase price allocations, such valuations are based in large part on management estimates and assumptions that the Company believes to be reasonable, but which are inherently uncertain. The most significant of these assumptions involves the estimation of future cash flows of acquired product rights and the discounting of such cash flows to estimate the fair value of acquired intangible assets such as goodwill and product rights.

      Other significant estimates and assumptions are required to value acquired receivables, inventories, other assets and various assumed liabilities. The fair values reflected in the Company’s purchase price allocations impact depreciation, amortization, impairment charges and other components of Virbac’s ongoing operating results. Accordingly, variations in the estimates and assumptions from the amounts reflected in the final purchase price allocations would result in changes to the Company’s operating results. In this regard, different classes of assets have varying impacts on the Company’s operating results. For example, goodwill is no longer amortized. For additional information, see Note 5. “Acquisitions” of the “Notes to Consolidated Financial Statements.”

Results of Operations

      The following table sets forth, for the periods presented, the Company’s revenue and expenses as a percentage of net revenue:

	For the Year Ended December 31,
	2003	2002	2001
		(As restated)	(As restated)
Net revenues	100%	100%	100%
Cost of goods sold	62	61	60

Gross profit	38	39	40

Operating expenses:
Selling, general and administrative	34	27	30
Research and development	7	5	6
Warehouse and distribution	3	4	4

Total operating expenses	44	36	40

(Loss) income from operations	(6)	3	—
Interest expense and other income	(1)	(1)	(2)

(Loss) income before income tax expense	(7)	2	(2)
Income tax expense	—	—	—

Loss (income) before cumulative effect of change in accounting principle	(7)	2	(2)
Cumulative effect of accounting change	—	(4)	—

Net loss	(7)%	(2)%	(2)%

Comparison of the Years Ended December 31, 2003, 2002 and 2001

Net Revenues

      Net revenues increased from $56.9 million in 2001 to $60.9 million in 2002, an increase of 7% from 2001, and increased to $67.1 million in 2003, an increase of 10% from 2002. The specific net revenues by segment were as follows:

	For the year ended			Change
	December 31,			2003 vs 2002		2002 vs 2001
	2003	2002	2001	Dollars	%	Dollars	%
		(As restated)	(As restated)
Veterinary	$29,831	$28,726	$24,377	$1,105	4%	$4,349	18%
Consumer Brand	22,850	22,794	24,034	56	0%	(1,240)	(5)%
Contract Manufacturing	14,396	9,403	8,533	4,993	53%	870	10%

Totals	$67,077	$60,923	$56,944	$6,154	10%	$3,979	7%

•	Veterinary net revenues increased in 2002, as compared to 2001, due principally to increased sales of the Company’s heartworm preventative product, IVERHART® PLUS. IVERHART® PLUS was launched in December 2001. Revenues for this product increased approximately $4.9 million in 2002, as compared to 2001. Other product categories which reported increased revenues in 2002 over 2001, included dermatology products, which increased $2.1 million; dental products, which increased $0.8 million; and nutraceuticals, which increased $0.1 million. Revenues in the dermatology category increased due to the introduction of GENESIS® and ALLERMYL® during 2002. These two products expanded the Company’s offerings to treat chronic pruritus in dogs. Revenues in the nutraceutical product line increased due to the launch of new products in Canada. The increased veterinary revenues were offset by decreased revenues in the pesticide product category which includes the Company’s tick collar product, PREVENTIC®. The decrease was due to further competition in this product category. Net revenues in 2002 were also negatively impacted by an increase in the sales return reserve due to higher product return reserve requirements for IVERHART® PLUS.

Veterinary net revenues increased in 2003, as compared to 2002, principally due to product revenues related to the King and Delmarva acquisitions in August and September of 2003, respectively. The King product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement, and Pancrezyme®, Tumil-K®, Uroeze® and Ammonil® which are pancreatic and nutritional supplements. The Delmarva product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products and Clintabs™ and Clinsol™. These acquisitions contributed approximately $1.9 million in incremental revenues in 2003. Existing product categories which reported an increase in revenues in 2003, as compared to 2002, included dental products. These increases were offset by decreases in 2003 revenues, as compared to 2002 in the Company’s pesticide, nutraceuticals, dermatology and heartworm preventative products.

•	Consumer Brand net revenues decreased in 2002, as compared to 2001, due principally to lower sales in its dermatology, pesticide, gastro-intestinal, and fish product categories. Additionally, sales in 2003, as compared to 2002, were negatively affected by an increase in sales related discounts and return reserve requirements. This segment is experiencing extreme competitive pressure within the pet store channel and from competing products sold by mass-merchandising stores.

•	The Contract Manufacturing segment includes net revenues from the Company’s contract manufacturing operations as well as livestock de-wormer product sales and equine products sold exclusively to Pfizer.

Manufacturing operation revenues declined in 2002, due to decreased manufacturing for certain key customers, one customer’s inability to obtain an approved source for an active ingredient used in one of its products which is manufactured by the Company and the discontinuation of another product by another customer, which negatively impacted revenues by $1.9 million. Manufacturing operation revenues increased in 2003, as compared to the preceding year due to the addition of two new customers and resolution of the active ingredient sourcing issue, which affected 2002 revenues. The Company’s strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to internal veterinary products; thus the Company does not expect contract manufacturing net revenues to continue to increase in the future.

As previously mentioned, the Company’s livestock de-wormer revenues are recorded at the time of cash collection. This product was launched in the third quarter of 2001; thus net revenues were minimal. In 2002, the Company reported $2.7 million in livestock de-wormer revenues. This amount increased to $4.8 million in 2003.

Equine product net revenues increased significantly in 2003 as compared to 2002 once the Company obtained FDA approval for the second of two products in July 2003. The first product was launched in the fourth quarter of 2002. Net revenues of this product category increased from $0.4 million in 2002 to $1.8 million in 2003.

The Company expects that 2004 revenues will be higher, principally as a result of increased net revenues from the King and Delmarva acquisitions completed by the Company in late 2003. For additional information, see Note 5. “Acquisitions” of the “Notes to Consolidated Financial Statements.”

Gross Profit

      Gross profit increased by $1.2 million, or 5%, in 2002 compared with 2001 and decreased 1 percentage point of net revenues over the same period. Gross profit increased by $1.8 million, or 8%, in 2003 compared to 2002 and decreased 1 percentage point of net revenues over the same time period. The specific gross profit by segment was as follows:

	For the year ended December 31,						Change
							2003 vs. 2002		2002 vs. 2001
(In thousands)	2003	Gross Profit %	2002	Gross Profit %	2001	Gross Profit %	$	%	$	%
			(As restated)		(As restated)
Veterinary	$16,337	55%	$15,318	53%	$14,058	58%	$1,019	7%	$1,260	9%
Consumer Brand	6,274	27%	7,175	31%	8,684	36%	(901)	(13)%	(1,509)	(17)%
Contract Manufacturing	3,042	21%	1,327	14%	(112)	(1)%	1,715	129%	1,439	1285%

Totals	$25,653	38%	$23,820	39%	$22,630	40%	$1,833	8%	$1,190	5%

•	Veterinary segment gross profit margins decreased in 2002, as compared to 2001, principally due to increased inventory obsolescence reserves and product replacement reserves. On increased revenues in 2003, margins were only slightly higher as compared to 2002, due principally to increased inventory obsolescence reserves and product replacement reserves.

•	Consumer Brand segment gross profit decreased year over year due principally to lower revenues in 2002, as compared to 2001, and because margins declined in each of the last three years due principally to increased inventory obsolescence reserves.

•	Contract Manufacturing segment gross profit margins increased in 2002, as compared to 2001, due principally to margins realized on the sale of the Company’s livestock de-wormer product. As previously mentioned, this product was launched in the third quarter of 2001, however, the Company has recognized the sale and related cost of sale of this product at the time of cash collection. Contract Manufacturing margins continued to increase in 2003, as compared to 2002, due to increased net revenues of the livestock de-wormer product and net revenues related to equine products sold to Pfizer.

      The Company expects that gross profit margins will increase slightly in 2004, as a result of a full year of product revenues from the two acquisitions made by the Company in late 2003. Both of these product families, which include pharmaceutical products, have higher overall gross profit margins compared to non pharmaceutical products such as the Company’s dermatology and dental product lines.

Operating Expenses

      Total operating expenses decreased to $22.1 million in 2002 from $22.9 million in 2001. As a percentage of revenues, operating expenses decreased to 36% in 2002 from 40% in 2001. Selling, general and administrative expenses, as a percentage of revenues, were down in 2002 as compared to 2001 due to higher revenues and warehouse and distribution expenses remained essentially unchanged year over year. Research and development expenses in 2002 and 2001 were 5% and 6%, respectively, of net revenues.

      Total operating expenses increased to $29.9 million in 2003, from $22.1 million in 2002. Operating expenses in 2003 include a potential non tax-deductible fine of $0.5 million to be paid to the SEC in settlement of a civil money penalty claim. See Note 18. “Subsequent Events” in the “Notes to Consolidated Financial Statements” for a further discussion of the SEC settlement fine.

      As a percentage of revenues, operating expenses increased to 44% in 2003 as compared to 36% in 2002. Selling, general and administrative costs increased to $22.7 million in 2003, as compared to $16.7 million in 2002. Principal reasons for the increase in selling, general and administrative costs were due to legal and outside consulting costs incurred in the fourth quarter of 2003, in connection with the Audit Committee’s internal investigation; higher marketing related costs associated with the Company’s two acquisitions in late 2003; and an estimated $0.5 million civil money penalty with respect to potential violations of the federal securities laws. Research and development expenses increased to $4.9 million in 2003, or 7% of revenues, as compared to $3.1 million, or 5% of revenues in 2002. The principal reason for the increase in research and development expenses was due to higher clinical study expenses associated with the Company’s research activities related to IVERHART® PLUS and higher product registration costs for various products. Warehouse and distribution expenses remained nearly flat year over year.

      The Company expects that operating expenses will increase significantly in 2004 due principally to audit and legal fees incurred in connection with the Restatement. These increased costs will be offset by slightly lower research and development costs due to lower costs for clinical studies.

Interest Expense and Other Income

      Interest expense and other income decreased $0.3 million, or 44%, in 2002 compared to 2001, and remained approximately 1% of revenue over the same time period. Interest expense and other income increased $0.3 million, or 74%, in 2003 compared to 2002, and remained approximately 1% of revenue over the same time period. The principal reason for the increase was due to higher borrowings in the fourth quarter of 2003 as a result of the acquisition of King and Delmarva.

      The Company expects that interest expense in 2004 will be significantly higher due to increased borrowings and increased borrowing rates. See “Liquidity” section below for further discussion.

Taxes

      The Company does not currently record a federal tax provision or benefit because the Company has recorded a full valuation allowance against its deferred tax assets. Currently, and in the foreseeable future as the Company incurs tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The tax provision recorded by the Company in 2001 and 2003 principally represents state income tax expense. The tax provision recorded by the Company in 2002 principally represents the recognition of deferred tax assets related to Agri-Nutrition for which any changes are recorded as a reduction of goodwill. See Note 13. “Income Taxes” of the “Notes to Consolidated Financial Statements” for further discussion.

Goodwill Impairment

      As a result of the Restatement, the Company’s goodwill was increased due to the reinstatement of the Company’s valuation allowance against the deferred tax assets related to Agri-Nutrition. Upon completing its goodwill impairment analysis, which included an evaluation of the discounted future cash flows of the Consumer Brand segment as compared to the segment’s carrying value, the Company determined that the goodwill related to the Consumer Brand segment was impaired and accordingly, the Company recorded a non-cash charge to income of $2.3 million to write-off the goodwill. The impairment was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142.

Liquidity and Capital Resources

      In 2001, operating activities utilized approximately $1.0 million of cash. Cash utilization was mainly due to increases in accounts receivable and consigned inventories totaling approximately $4.8 million. These operating uses of cash were offset by inflows of cash from operations of approximately $2.5 million after adjusting for non-cash charges to operating results, increases in accounts payable, and inventories.

      In 2002, operating activities generated $7.8 million in cash. Principal operating sources of cash flows included cash from operations of $5.1 million after adjusting for non-cash charges to operations, product license right receipts, a decrease in inventories and accounts receivables and an increase in accrued expenses. The non-cash charges to operations included a charge of $2.3 million for the write-off of goodwill related to the Consumer Brand segment that was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle. Operating sources of cash flow were offset by a decrease in accounts payable and an increase in prepaid expenses and other current assets.

      In 2003, operating activities utilized approximately $0.7 million in cash. Principal reasons included an increase in inventories of $4.5 million and an increase in prepaid expenses and other current assets and a decrease in sales related reserves. The increase in inventories was due principally to the purchase of large quantities of a dental care product for which the Company had forecasted significant revenues. The uses of cash were offset by inflows of cash from operations of approximately $0.2 million after adjusting for non-cash charges, the receipt of $1.7 million for product license rights under an agreement with Pfizer and a decrease in accounts receivable and an increase in accrued expenses.

      Cash used in investing activities in 2001 and 2002, was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product licenses and patents. In 2002, the Company made one significant product license acquisition and made lump sum payments under an existing product license agreement thereby eliminating future royalty payments. These product license arrangements are more fully discussed in Note 9. “Goodwill and Other Intangible Assets” in the “Notes to Consolidated Financial Statements”. In 2003, cash used in investing activities included the acquisitions of King and Delmarva. Both of these acquisitions are viewed as strategic by the Company and represent the Company’s further entrance into the pharmaceutical product market. The Company believes that pharmaceutical products carry higher gross profit margins and continually evaluates other opportunities to complement its existing portfolio of pharmaceutical and non-pharmaceutical product offering to leverage its existing sales and distribution channels.

      Cash flows from financing activities in all years presented principally reflect the activity under the Credit Agreement, which is used primarily to fund working capital needs. In 2003 the Credit Agreement was also used to fund the Delmarva and King acquisitions. The Company had planned to substitute the additional short-term borrowing for these acquisitions with a longer term facility at more favorable rates. However, shortly after completing these acquisitions, the Company informed its lenders that it was not able to meet its September 30, 2003 10-Q reporting period covenant. See below for further discussion.

      On August 7, 2002, the Credit Agreement was amended to extend the expiration date to July 31, 2005, and increase the amount available under the Credit Agreement from $10.8 million to $12.0 million. On August 11, 2003, an additional amendment was made to the Credit Agreement increasing the amount available under the facility from $12.0 million to $14.5 million. The existing maturity date of the Credit Agreement of July 31, 2005, was left unchanged. The increased availability was used to fund the acquisition of Delmarva. See Item 1. “Business — Business Combinations and Recent Developments” for further information.

      On September 3, 2003, a further amendment to the Credit Agreement was entered into in order to increase the amount available under the Credit Agreement from $14.5 million to $30.0 million and to accelerate the maturity date from July 31, 2005 to February 27, 2004. The increased borrowings were used to fund the acquisition of the animal health products of King. See Item 1. “Business — Business Combinations and Recent Developments” for further information.

      In the fourth quarter of 2003, Virbac notified its lenders that the Company would not meet the September 30, 2003 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004.

      On April 9, 2004, the Company entered into a Forbearance Agreement under its Credit Agreement (the “Forbearance Agreement”) with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.

      The Company agreed that during the standstill period it would make additional payments of principal to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base, as defined in the Credit Agreement. On May 10, 2004, the Company entered into an amendment to the Forbearance Agreement with its lenders for the purpose of reducing the amount available under the Credit Agreement from $30.0 million to $20.0 million and extending the standstill period termination date to August 9, 2004. The standstill period has currently been extended to May 6, 2005. Other key terms under the Forbearance Agreement include interest at prime plus 1% and compliance with certain key financial covenants. The Company is currently in compliance with all covenants under the Forbearance Agreement; however, there can be no assurance that the Company will continue to remain in compliance with the covenants in the future.

      In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in the first half of 2004, executed three secured subordinated promissory notes with VBSA (the “VBSA Notes”), its indirect majority stockholder. The total borrowings under the VBSA Notes are $9.0 million, and each VBSA Note has a maturity date of October 9, 2005. Under the terms of the VBSA Notes, interest accrues at a base rate of 5.5% per year, which is adjusted monthly based on the LIBOR Reference Rate or the EURIBOR Reference Rate.

      The Company’s cash requirements during 2004, and through the first quarter of 2005, have been unusual due to elevated legal and accounting fees associated with the investigation initiated by the Audit Committee in late 2003, the Restatement of the Company’s historical financial statements and the legal costs associated with the SEC investigation and the shareholder lawsuits. To date, the Company has been able to fund these additional cash requirements from operating cash, the additional borrowings provided by VBSA, and insurance coverage provided by its directors’ and officers’ insurance policy.

      While the Company’s cash flow from operations has been sufficient to fund its normal cash requirements, there can be no assurance the Company has sufficient capital to continue to fund the ongoing unusual cash requirements. The Company does not currently have sufficient cash on hand nor does it anticipate it will have sufficient cash to repay its borrowings due to VBSA at the maturity date of October 9, 2005. The Company expects that it will be able to negotiate an extension to the Forbearance Agreement or a new credit facility with its lenders before May 6, 2005, once it has met its reporting requirements with the SEC, however there can be no assurance the Company’s lenders will agree with either of these arrangements. If the Company’s lenders do not agree to an extension of the Forbearance Agreement or a new revolving credit facility, and the Company is unable to obtain financing from other sources, the Company may be forced to file for bankruptcy protection.

Contractual Obligations and Commitments

      The Company has future obligations for debt repayments, minimum rentals under operating leases and other contractual purchase obligations. A summary of Virbac’s contractual obligations and commitments as of December 31, 2003, are as follows:

(In thousands)		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Agreement	$25,364	$25,357	$7	$—	$—
Delmarva contingent payments	2,500	—	1,500	750	250
Operating lease obligations	334	189	132	13	—
Purchase commitment obligations	292	292	—	—	—

Total	$28,490	$25,838	$1,639	$763	$250

      In addition, the Company’s borrowings under its Credit Agreement require the payment of interest at the rate of prime plus 1% or 4.75% at December 31, 2003. On an outstanding balance of $25.4 million, the interest approximates $1.2 million per year.

      As discussed in the “Liquidity” section above, in order to reduce the amount outstanding under the Credit Agreement, the Company executed the VBSA Notes. The total borrowings under the VBSA Notes is $9.0 million and each note expires on October 9, 2005. Interest accrues at 5.5%, adjusted monthly and the VBSA Notes earn interest of approximately $0.5 million per year at the current rate.

Quarterly Effects and Seasonality

      The sales of certain products in the Veterinary segment, including Virbac’s tick collars, have historically been seasonal with a higher volume of sales during the Company’s second and third quarters. The canine heartworm products generally have higher sales in the first and second quarters. The results of operations of the Company’s Consumer Brand segment have also been seasonal with a relatively lower volume of its sales during the fourth quarter. Seasonal patterns of the Contract Manufacturing segment are dependent on weather, livestock feeding economics and the timing of customer orders.

Recent Accounting Standards

      Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents and certain product rights have determinable lives and trademarks have indefinite lives.

      SFAS No. 142 requires a transitional goodwill impairment test and an annual goodwill impairment test. The Company completed the first phase of the transitional goodwill impairment test during the first quarter of 2002 and at that time found no instances of impairment of its recorded goodwill; accordingly, the second phase was not necessary. In connection with the Restatement, the Company reevaluated its goodwill for impairment and determined that the goodwill allocated to its Consumer Brand segment was impaired and accordingly, recorded a charge to income. The impairment was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. See Note 9. “Goodwill and Other Intangible Assets” of “Notes to Consolidated Financial Statements” for further discussion.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144 SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” by removing goodwill from its scope, by defining a probability-weighted cash flow estimation approach and establishing a “primary-asset” approach to determine the cash flow estimation period for a group of assets. It also replaces the provisions of APB Opinion 30, “Reporting the Effects of Disposal of a Segment of a Business” for the disposal of segments of a business. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections, (“SFAS No. 145”). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, (“SFAS No. 13”) to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement require that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements 5, 57, and 107 and a rescission of FASB Interpretation No. 34. The

Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and did not have an impact on the Company’s consolidated financial statements.

      In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in the Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of the Issue did not have a material effect on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, an Amendment to FASB Statement No. 123, (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the consolidated financial statements.

      In December 2003, the FASB issued Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R” or the “Interpretation”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which was issued in January 2003. The Interpretation is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46R requires “variable interest entities” as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The Interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003. The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of FIN 46R to have a material impact on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 amends Statement 133 for decisions made: (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; (ii) in connection with other Board projects dealing with financial instruments; and (iii) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003, and is to be applied prospectively. The implementation of SFAS No. 149 did not have an impact on the Company’s consolidated financial position and results.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The implementation of SFAS No. 150 on July 1, 2003, did not have a material effect on the Company’s consolidated financial statements.

Risks Relating to the Restatement of Certain Financial Statements and Related Matters

      The Restatement and related events have had, and will continue to have, a material adverse effect on the Company.

      During the course of its regular review of the Company’s results for the third quarter of 2003, the Company’s independent registered public accounting firm raised questions concerning the Company’s revenue recognition practices with the Company’s management and the Audit Committee. As a result, the Audit Committee initiated an internal investigation into Virbac’s accounting and financial reporting practices. The Audit Committee retained independent counsel to conduct the investigation.

      On November 12, 2003, the Company publicly disclosed the initiation of the internal investigation and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the SEC to advise it of the internal investigation.

      On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued financial statements for the quarters ended March 31, 2003, and June 30, 2003, and that its previously issued financial statements for these periods should no longer be relied upon.

      The continuation of the internal investigation resulted in various adjustments to the Company’s financial statements for the years 1998 through 2003. The Restatement is the result of accounting irregularities and errors, including: (i) improper revenue recognition; (ii) the understatement of sales related reserves; (iii) the understatement of inventory obsolescence reserves; (iv) the understatement of a deferred tax valuation allowance; (v) the impairment of goodwill; (vi) the improper capitalization of research and development expenses; and (vii) other miscellaneous accounting corrections.

      For more information on the Restatement, see the Explanatory Note under Part I and Item 9A of this Annual Report on Form 10-K.

      As a result of these events, Virbac has become subject to the following key risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity.

•	The Company has not completed the implementation of its plan to improve internal controls and remediate the material weaknesses as described in Item 9A of this Annual Report on Form 10-K. If these material weaknesses are not remediated or otherwise mitigated they could result in material misstatement of Virbac’s financial statements in the future, which would result in additional restatements or impact the Company’s ability to timely file financial statements in the future.

•	Virbac is subject to an ongoing SEC investigation in the U.S., which could require it to pay substantial fines or other penalties.

•	Virbac is subject to significant pending civil litigation, which if decided against the Company, could require it to pay substantial judgments, settlements or other penalties.

•	Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity, which could be very significant.

•	Virbac and its registered public accounting firm have identified a number of material weaknesses related to its internal control over financial reporting, which unless corrected, could continue to impact its ability to report its results of operations and financial condition accurately and in a timely manner.

•	The delay in filing certain of Virbac’s reports under the federal securities laws caused the NASDAQ National Market to suspend and delist the Common Stock.

•	Virbac may not be able to attract or retain the personnel necessary to achieve its business objectives.

•	The ongoing SEC review may require Virbac to amend its public disclosure further.

      Virbac is subject to an ongoing SEC investigation, which could require it to pay substantial fines or other penalties.

      On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred. The Company, its officers, directors and employees have, under a directive from the Company’s Board of Directors, cooperated with the SEC in its investigation.

      On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intends to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.

      The Company has been in settlement discussions with the staff of the SEC regarding the terms of a proposed settlement of the previously announced investigation. The proposed settlement, which the staff has indicated that they intend to recommend that the SEC accept, includes the following principal terms:

•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.

      As a result of these settlement discussions, the Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the civil money penalty that may be assessed in connection with the proposed settlement. The proposed settlement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved.

      Additionally, the staff of the SEC has also notified the Company that, if the Company does not file its periodic reports for fiscal year 2004 with the SEC on or before August 31, 2005, the staff of the SEC may recommend that the SEC institute an administrative proceeding to deregister the Common Stock pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended. The Company continues to cooperate with the SEC in connection with its investigation.

      Virbac’s senior management and Board of Directors have been required to devote significant time to these investigations and related matters. The Company cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. Expenses incurred in connection with these investigations (which include substantial fees of lawyers, accountants, and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect the Company’s cash position. The Company may be required to pay material fines, consent to injunctions on future conduct or suffer other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. The investigations may adversely affect Virbac’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse effect on its business, results of operations and financial condition. In addition, the findings and outcomes of the SEC investigation may affect the course of the civil litigation pending against Virbac, which is more fully described below.

      The effects and results of the SEC investigation may have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity.

      Virbac is subject to significant pending civil litigation, which if decided against Virbac, could require it to pay substantial judgments, settlements or other penalties.

      In addition to being subject to litigation in the ordinary course of business, Virbac currently, and may in the future be, subject to class actions, other securities litigation and other actions arising in relation to past accounting practices that resulted in the Restatement.

      Putative Securities Class Action Litigation

      On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under the Exchange Act, and Rule 10b-5, and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the court appointed lead counsel for the plaintiffs.

      On September 10, 2004, plaintiffs filed an Amended Complaint, asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) under the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a)

of the Exchange Act as alleged “control persons” of Virbac. Plaintiffs generally allege in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Company’s Common Stock sharply declined, allegedly damaging plaintiffs. Plaintiffs seek to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the court may deem just and proper.

      Virbac believes that it has meritorious defenses to plaintiffs’ claims, and it filed a motion to dismiss the Amended Complaint on December 10, 2004, as did defendants Bell and Rougraff. Defendants VBSA and Boissy filed a joint motion to dismiss on December 14, 2004. On February 11, 2005, plaintiffs filed a consolidated opposition against all defendants’ motions to dismiss. On March 11, 2005, Virbac, Bell, and Rougraff each filed separate replies to plaintiffs’ consolidated opposition. Defendants VBSA and Boissy filed a joint reply on March 11, 2005.

      At the present time, Virbac is unable to predict the outcome of the lawsuit and cannot provide an estimate of losses likely to be incurred in connection with it, or its financial impact, if any.

      Shareholder Derivative Lawsuit

      On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits derivatively on behalf of the Company against Virbac, as a nominal defendant, and Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors and Joseph A. Rougraff, a former officer of the Company. These two lawsuits have been consolidated in the United States District Court for the Northern District of Texas, Fort Worth Division. On December 3, 2004, the court appointed lead counsel for plaintiffs. On March 1, 2005, plaintiffs filed the Amended Derivative Complaint, asserting all claims against: defendants Bell and Rougraff for improper financial reporting under SOX; all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.

      Plaintiffs generally allege in the Amended Derivative Complaint that the individual defendants caused Virbac to issue financial statements, press releases, and other public statements that were false and materially misleading, caused Virbac to miss required financial reporting deadlines under SOX, and sold stock on inside information. As a result, plaintiffs allege, the Company’s market capitalization and share price were severely devalued; the Company was subjected to a formal investigation and a potential civil action brought by the SEC; the Company faces tens of millions of dollars in legal, accounting, and other professional fees; and the Company’s overall credibility, reputation, and goodwill were irreparably damaged. Plaintiffs seek, on behalf of nominal defendant Virbac, to recover monetary compensation, including a disgorgement of all profits and bonuses the defendants allegedly earned in the relevant time period, as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the court may deem just and proper.

      Virbac has until May 2, 2005 to file a responsive pleading. At the present time, Virbac is unable to predict the outcome of the lawsuit and cannot provide an estimate of losses likely to be incurred in connection with it, or its financial impact, if any.

      Virbac expects that these lawsuits will be time consuming, expensive, and distracting from the conduct of its daily business. The adverse resolution of any specific lawsuit could have a material adverse effect on Virbac’s ability to resolve favorably other lawsuits and on its financial condition and liquidity. Virbac is unable at this time to estimate what its ultimate liability in these lawsuits may be, and it is possible that the Company will be required to pay substantial judgments, settlements, or other penalties and incur expenses that could have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity; such effects could be very significant. Expenses incurred in connection with these lawsuits (which include substantial fees of lawyers and other professional advisors, plus potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect Virbac’s cash position.

      Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on Virbac’s financial condition and liquidity.

      Even though its cash flow from operations has been sufficient to fund its normal cash requirements, Virbac is subject to numerous uncertainties, including its ability to make future payments in connection with its borrowings, pending civil litigation or investigations related to the Restatement. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity, by:

•	requiring Virbac to dedicate a substantial portion of its cash and/or cash flow from operations to payments of such judgments, fines, penalties or settlements, thereby reducing the availability of its cash and/or cash flow to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, including debt reduction;

•	making it more difficult for Virbac to satisfy its payment obligations with respect to its outstanding indebtedness;

•	increasing the difficulty and/or cost to Virbac of refinancing its indebtedness, including the Credit Agreement and VBSA Notes;

•	increasing Virbac’s vulnerability to general adverse economic and industry conditions;

•	limiting Virbac’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates;

•	making it more difficult for Virbac to make acquisitions and investments;

•	limiting Virbac’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance; and

•	restricting Virbac’s ability to introduce new technologies and products and/or exploit business opportunities.

      Virbac and its independent registered public accounting firm have identified a number of material weaknesses related to its internal control over financial reporting, which could continue to impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.

      Virbac currently expects to conclude that certain of the material weaknesses identified its independent registered public accounting firm and management in their respective assessments of Virbac’s disclosure controls and procedures for the three years ended December 31, 2003, continued to exist as of December 31, 2004. Management continues to identify, develop and implement remedial measures to address these weaknesses. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the Restatement more fully discussed elsewhere in this Annual Report on Form 10-K. Either the Board of Directors or the Audit Committee has approved the adoption of all of the recommendations for remedial measures described in Item 9A. “Controls and Procedures.” Management also has adopted a number of measures to strengthen the Company’s internal control over financial reporting and address the material weaknesses that have been identified. However, Virbac may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings it makes with the SEC.

      The Common Stock has been delisted from the NASDAQ National Market, which could have a material adverse impact on its stock price.

      The Common Stock was delisted from the NASDAQ National Market as of the opening of business on January 23, 2004, because the Company was not able to file its periodic reports with the SEC in a timely manner. The Common Stock has continued to be quoted on the Pink Sheets on an unsolicited trading basis. As a result, there is currently no regular public trading market for the Common Stock.

      Virbac is making every effort to complete its financial statements and make its required SEC filings as soon as possible, but Virbac has not yet filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004, nor has it filed its Annual Report on Form 10-K for the year ended December 31, 2004. Virbac expects that it will file its September 30, 2003 Quarterly Report on Form 10-Q contemporaneously with this filing. Once Virbac has become current in its SEC filings, it will explore the listing alternatives available to it. However, Virbac cannot assure that an active trading market will exist for the Common Stock.

      Virbac’s failure to relist the Common Stock on the NASDAQ National Market or an alternate stock exchange could have an ongoing material adverse effect on the liquidity of the Common Stock and result in a corresponding material reduction in the price of the Common Stock.

      Virbac has a limited trading market, which could affect investors’ ability to sell shares of Common Stock and the price investors may receive for Common Stock.

      The Common Stock is currently quoted on the Pink Sheets on an unsolicited trading basis. As a result, there is only limited trading activity in the Common Stock. Virbac does not know if a market for the Common Stock will be re-established or that, if re-established, a market will be sustained. Therefore, investors should realize that they may be unable to sell the Common Stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in the Common Stock.

      Even if the Common Stock were relisted on the NASDAQ National Market System or on a stock exchange, Virbac would have a relatively small public float. Accordingly, Virbac cannot predict the extent to which investors’ interest in the Common Stock will provide an active and liquid trading market. Due to Virbac’s limited public float, Virbac may be vulnerable to investors taking a “short position” in the Common Stock, which would likely have a depressing effect on the price of the Common Stock and add increased volatility to the Company’s trading market. Furthermore, Virbac has been, and in the future may be subject to, class action lawsuits which further increase market volatility. The volatility of the market for the Common Stock could have a materially adverse effect on its business, results of operations and financial condition.

Risks Related to Virbac’s Business

      The future operating results of the Company may vary substantially from period to period due to a number of factors, many of which are beyond the Company’s control. The following discussion highlights these factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, the business, financial condition or results of operations of the Company could be harmed. In that case, the price of the Common Stock could decline and investors could experience losses in their investment.

      Virbac is in breach of the terms of its major credit facility and it may not be able to secure an extension on such facility or under its debt to VBSA.

      Under the Company’s Credit Agreement, it is required to comply with various financial and non-financial covenants in order to borrow under that agreement to fund its operations. Among the financial covenants are requirements that the Company maintain a minimum net worth and maintain minimum operating cash flow to debt service cost ratios. Non-financial covenants include the timely filing of all required reports with the SEC. The Company is presently in breach of its Credit Agreement covenants because it did not meet its September 30, 2003 10-Q reporting period covenant. In addition, the Company breached the Credit Agreement by failing to provide financial statements prepared in accordance with generally accepted accounting principles.

      As a result of the Company’s default on the Credit Agreement, the Company has entered into a Forbearance Agreement with the lenders, in which the lenders have agreed not to; (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled under the terms of the Credit Agreement by reason of any event of default. However, the standstill period under the Forbearance Agreement will terminate if the Company breaches any provision of the Forbearance Agreement or any provision of the Credit Agreement, which was not acknowledged in the Forbearance Agreement. Additionally, the Forbearance Agreement also contains financial and non-financial covenants including a covenant that the Company must deliver to the lenders by April 1, 2005, the audited December 31, 2003, consolidated financial statements and disclosures, which are to include the restated financial statements for the years ending December 31, 2002 and December 31, 2001, accompanied by an audit opinion by its independent registered public accounting firm. The Forbearance Agreement has recently been amended to extend the date for this covenant to April 18, 2005 and further amended to extend the date for this covenant to May 2, 2005. There is no guarantee that a similar Forbearance Agreement, if needed, would be available in the future. Failure to comply with covenants, representations or warranties could result in the Company’s default under the Credit Agreement and Forbearance Agreement and could cause all outstanding amounts to become immediately due and payable or impact the Company’s ability to borrow under the Credit Agreement. Furthermore, pursuant to the Forbearance Agreement, all amounts due under the Credit Agreement, equal to $13.0 million as of December 31, 2004, mature on May 6, 2005.

      The Company also maintains the VBSA Notes totaling $9.0 million which mature on October 9, 2005. Moreover, all amounts owed under the VBSA Notes may immediately become due and payable upon the occurrence or continuance of an event of default under the Credit Agreement. The Company intends to rely on available borrowings under the Credit Agreement and the VBSA Notes to fund its operations in 2005. If the Company is unable to borrow funds under the Credit Agreement, it will need to raise additional capital from other sources to fund its cash needs and continue its operations, and such capital may not be available on acceptable terms, or at all. See Item 7.“Management Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”

Virbac has a significant amount of debt that matures in 2005.

      On May 6, 2005, the Company’s Credit Agreement matures and all borrowings under the agreement become payable, and on October 9, 2005, the VBSA Notes mature and become payable. The Company does not currently, nor does it expect to have sufficient cash or cash equivalents to pay these debts as they mature. The Company currently expects that the Credit Agreement and the VBSA Notes will be extended by the lenders, but there is a risk that the debts will not be extended and payment will be required. In the event payment on the debt is required, the Company will seek additional financing from other sources. There can be no assurance that the additional financing will be available on terms favorable to Virbac, if at all.

      Factors beyond the Company’s control may cause its revenue to fluctuate, and since many of Virbac’s expenses are fixed, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls and the Company’s stock price to decline.

      Management believes that the Company’s future operating results could fluctuate on a quarterly basis due to a variety of factors which are generally beyond Virbac’s control, including:

• supply of products from third party suppliers or termination of such relationships;

• the introduction of new products by the Company’s competitors or by the Company;

• competition and pricing pressures from competitive products;

• Virbac’s distribution strategy and its ability to maintain relationships with distributors;

• large customers failing to purchase at historical levels;

• fundamental shifts in market demand;

• economic uncertainties;

• significant increases in interest rates;

• manufacturing delays;

• shipment problems;

• regulatory and other delays in product development;

• product recalls;

• changes in Virbac’s reputation and/or market acceptance of its current or new products;

• changes in the mix of products sold;

• the results of certain strategic initiatives, including acquisitions, divestitures, and restructurings; and

• significant costs related to the compliance with newly issued SEC rules and corporate governance initiatives.

      Virbac has high operating expenses for personnel, new product development and marketing. Many of these expenses are fixed in the short term. If any of the factors listed above cause the Company’s revenues to decline, its operating results could be substantially harmed.

      The Company relies substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party suppliers could substantially harm the Company’s business.

      To be successful, Virbac must contract for the supply of, or manufacture itself, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm Virbac’s business.

      The Company currently relies on third party suppliers to manufacture those products that Virbac does not manufacture itself. The Company often purchases products from its suppliers under agreements that are of limited duration or can be terminated on an annual basis. Management believes that the Company has agreements in place to ensure supply of its major product offerings through at least the end of 2005 and believes that the Company is in full compliance with such agreements. There can be no assurance, however, that Virbac’s suppliers will be able to meet their obligations under these agreements or that Virbac will be able to compel them to do so.

      Virbac receives significant support from its indirect majority stockholder, VBSA.

      The Company receives significant support from its indirect majority stockholder, VBSA, including product development, research expenditures that benefit the Company, short-term borrowings, and worldwide distribution of the Company’s products. If VBSA were to reduce the amount of support that it provides to the Company, the Company’s results of operations could potentially be adversely affected. Future results of operations could be negatively affected if VBSA reduced the level of research and product development assistance it provides the Company. A reduction in research and product development assistance provided by VBSA could decrease the number of future products the Company expects to introduce and increase the time it takes to introduce certain products into the market, thus decreasing the Company’s expected future revenue. Finally, if VBSA discontinues its short-term lending to the Company, the Company would be forced to find alternative financing that may not be available on favorable terms, if at all.

      The Company’s future revenues depend on the research, development, commercialization and market acceptance of new products, any of which can be slower than expected.

      The future success of Virbac’s business depends on its ability to develop a broad range of new products addressing companion animal healthcare. The acceptance of Virbac’s products by veterinarians is critical to its success. The Company believes that its revenue growth and profitability will substantially depend upon its ability to;

      •  improve market acceptance of current products;

      •  complete development of new and innovative products; and

      •  successfully introduce and commercialize such products.

      The research, development and regulatory approval process for many of Virbac’s products is extensive and may take substantially longer than anticipated. New products the Company is developing for the veterinary marketplace may not perform up to expectations. Because Virbac has limited resources to devote to product development and commercialization, any delay in the research or development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of the Company’s other product candidates. If Virbac fails to successfully develop new products and bring them to market in a timely manner, its ability to generate additional revenue will decrease.

      Virbac operates in a highly competitive industry, which could render its products obsolete or substantially limit the volume of products that it sells. This could limit Virbac’s ability to compete and achieve profitability.

      The Company competes with independent animal health companies and major pharmaceutical companies that have animal health divisions. Virbac also competes with independent, third party distributors, including distributors who sell products under their own private labels. Virbac’s competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than it does. Virbac’s competitors may offer broader product lines and have greater name recognition than the Company. The Company’s competitors may develop or market technologies or products that are more effective or commercially attractive than its current or future products or that would render its technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, Virbac may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Virbac may face costly intellectual property disputes or, its technology or that of its collaborators may become the subject of legal action.

      The Company’s ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Virbac has United States and foreign-issued patents. Patents that Virbac has received may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. Virbac also relies on trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets.

      Virbac may become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office (the “USPTO”), to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. The Company may also need to pursue litigation to enforce any patents issued to it or its collaborative partners, to protect trade secrets or know-how owned by it or its collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to the Company and significant diversion of the efforts of its technical and management personnel. Any adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties. Further, as a result of litigation or other proceedings, Virbac may be required to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

Virbac must obtain and maintain costly regulatory approvals in order to market its products.

      Many of the products Virbac develops and markets are subject to extensive regulation by the FDA, the EPA and foreign regulatory authorities. These regulations govern, among other things, the development, testing, manufacturing, labelling, storage, pre-market approval, advertising, promotion, sale, transport, disposal and distribution of the Company’s products. Satisfaction of these requirements can take several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.

      The effect of government regulation may be to delay or to prevent marketing of the Company’s products for a considerable period of time and to impose costly procedures upon its activities. Regulatory approval of the Company’s products may also impose limitations on the indicated or intended uses for which its products may be marketed.

      Among the conditions for certain regulatory approvals is the requirement that the Company’s facilities and/or the facilities of its third party manufacturers conform to current good manufacturing practices. The Company’s manufacturing facilities and those of its third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. If any regulatory authority determines that Virbac’s manufacturing facilities or those of its third party manufacturers do not conform to appropriate manufacturing requirements, the Company or the manufacturers of its products may be subject to sanctions, including manufacturing suspensions, product recalls or seizures, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

Virbac’s Bridgeton, Missouri facility is one of the only manufacturing facilities that produces both FDA and EPA registered products.

      Virbac manufactures both FDA and EPA registered products in its Bridgeton, Missouri facility. The Bridgeton facility has been developed over a number of years to comply with guidelines and procedures set out by both the FDA and the EPA. In the past, the facility has not encountered any regulatory issues resulting from manufacturing both types of products simultaneously. However, the industry standard is to produce FDA and EPA registered products in separate facilities. In the future, either the FDA or the EPA could decide that it will no longer allow products under its supervision to be produced in a plant that also produces products registered with another agency. If this were to occur, the Company would have to separate its facility or find another facility so that the FDA or EPA registered products could be produced separately. There can be no assurance that the Company could find an alternative facility or that it would have the funds needed in order to make such facility compliant with either EPA or FDA requirements.

      Virbac may face product returns and product liability litigation and the extent of its insurance coverage is limited. If Virbac becomes subject to product liability claims resulting from defects in its products, Virbac may fail to achieve market acceptance of its products and its sales could decline.

      The testing, manufacturing and marketing of the Company’s current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. Following the introduction of a product, adverse side effects may be discovered. Adverse publicity regarding such effects could affect sales of the Company’s other products for an indeterminate time period. To date, the Company has not experienced any material product liability claims, but any claim arising in the future could substantially harm its business. Potential product liability claims may exceed the amount of the Company’s insurance coverage or may be excluded from coverage under the terms of the policy.

      Virbac may be held liable for the release of hazardous materials, which could result in extensive clean up costs or otherwise harm its business.

      The Company’s products and development programs involve the controlled use, management, manufacture, storage, transport and disposal of hazardous and biohazardous materials, including chemicals. Although Virbac believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, the Company cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, Virbac could be held liable for any fines, penalties, remediation costs or other damages that result, including damages for personal injury or property damage. The Company’s liability for the release of hazardous materials could exceed its resources, which could lead to a shutdown of its operations. In addition, Virbac may incur substantial costs to comply with environmental regulations if it chooses to expand its manufacturing capacity or if regulations were to require significant operational changes.

      Changes in veterinary medical practices could negatively affect operating results.

      The market for the Company’s veterinary products could be negatively impacted by the introduction or broad market acceptance of newly developed or alternative preventatives or other products for the diseases and conditions for which the Company sells products. Such a decline in the market could have a material adverse effect on the results of operations.

Virbac may be adversely affected by an economic downturn or economic uncertainty.

      The pet and companion animal product industry is sensitive to national and regional economic conditions, particularly those that influence consumer confidence, spending and buying habits. Economic downturns or uncertainty may not only adversely affect overall demand and intensify price competition, but also cause consumers to “trade down” by purchasing lower priced, and often lower margin, items. These consumer responses, coupled with the impact of general economic factors such as prevailing interest rates, price inflation or deflation, employment trends in Virbac’s markets, and labor and energy costs, can also have a significant impact on the Company’s operating results. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

      At December 31, 2003, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement, which has a floating interest rate based on London Interbank Offered Rate (“LIBOR”). At December 31, 2003 and 2002, the Company had $25.4 million and $6.9 million, respectively, of floating rate debt under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 4.16% and 5.01% in 2003 and 2002, respectively, which resulted in interest expense on the Credit Agreement of $637,000 and $366,000 in 2003 and 2002, respectively. The maturity date of the Credit Agreement is May 6, 2005, under the terms of the Forbearance Agreement entered into by the Company and its lenders. The interest rate on the Credit Agreement as of December 31, 2004 was 6.25%.

      A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended December 31, 2003 or December 31, 2002, the Company would have experienced additional interest expense of $254,000 and $69,000, respectively, for these twelve-month periods. This assumes no change in the principal or a reduction of such indebtedness at December 31, 2003 or December 31, 2002. Moreover, under the Credit Agreement, for each 1% incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $254,000. Consequently, an increase in the prime rate of 5% would result in an estimated annualized increase in interest expense for the Company of approximately $1.3 million.

      In the second quarter of 2004, the Company executed the VBSA Notes in amounts totaling $9.0 million. Under the terms of the VBSA Notes, interest accrues at a base rate of 5.5% per year, which is adjusted monthly, based on the LIBOR Reference Rate or the EURIBOR Reference Rate. As of March 31, 2005, the interest rate on these notes was 7.1%.

      Under the VBSA Notes, for each 1% incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $90,000. Consequently, an increase in LIBOR of 5% would result in an estimated annualized increase in interest expense for the Company of approximately $450,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements prepared in accordance with Regulation S-X are included in a separate section of this Annual Report on Form 10-K. See the index to Financial Statements at Item 15. “Exhibits, Financial Statements Schedules and Reports on form 8-K,” for further information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants during 2003.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act designed to provide reasonable assurance that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the Restatement (see Note 3. “Restatement of Consolidated Financial Statements”), and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at December 31, 2003 at the reasonable assurance level as a result of the material weaknesses described below.

Identification of Material Weaknesses in Internal Control Over Financial Reporting

      The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain “material weaknesses” and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures during the second half of 2004 and the first quarter of 2005, current management identified the following material weaknesses in Virbac’s internal control over financial reporting, as of December 31, 2003:

•	Deficiencies related to the internal control environment. The prior Chief Executive Officer and Chief Financial Officer (i) did not promote an environment that emphasized the establishment and/or adherence to appropriate internal control and (ii) took actions or directed subordinates to take actions that circumvented or otherwise over-rode the existing controls. Management concluded that, among other things, the Company did not have adequate integrity, experience or depth of certain sales, operating, accounting and financial management personnel, and the Company lacked a robust governance function and adequate financial oversight.

•	Deficiencies related to the design, documentation and execution of accounting policies and procedures. Current management has identified areas where controls were ineffective or not effectively executed or monitored, including failures in documenting business process policies and procedures, adequately segregating responsibilities and establishing effective management review controls. Accounting entries were processed without appropriate supporting documentation or documented approval and certain intangible assets were recorded without appropriate supporting documentation. The review and analysis of the historical books and records identified various transactions in which former officers and employees misapplied or ignored generally accepted accounting principles in a manner that permitted the Company to defer certain expenses improperly.

•	Deficiencies related to policies and procedures with respect to revenue recognition. In addition to the deficiencies in the internal control environment noted above, current management also concluded that policies and practices with respect to revenue recognition in accordance with generally accepted accounting principles were either misapplied or ignored in a manner that permitted the Company to recognize revenue prematurely. Additionally, the Company failed to properly maintain credits and return goods authorizations issued to customers, and, therefore, did not adequately provide for these sales-related and product-replacement reserves in the proper accounting periods.

•	Deficiencies related to policies and procedures with respect to inventory valuation. Current management also concluded that policies and practices for the review and evaluation of slow moving inventory were inadequate or ineffective resulting in inadequate inventory obsolescence reserves.

      These control deficiencies resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements. In addition these control deficiencies could result in the misstatement in the Company’s financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

      In connection with the audits of the consolidated financial statements, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, September 30, 2002, March 31, 2003 and June 30, 2003, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:

•	the Restatement;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that Virbac and the Company’s independent registered public accounting firm identified;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2004 and 2003 Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

      These new conclusions about the ineffectiveness of the Company’s disclosure controls and procedures are in contrast to conclusions reached as a result of previous evaluations carried out under the supervision and with the participation of management, including the former Chief Executive Officer and former Chief Financial Officer. In particular, after taking into account the Restatement and the identification of the material weaknesses described above, these conclusions differ from the conclusions stated in the Company’s 2002 Annual Report on Form 10-K as originally filed and Quarterly Reports on Form 10-Q as originally filed for the quarters ended September 30, 2002, March 31, 2003 and June 30, 2003, that the Company’s disclosure controls and procedures were effective as of December 31, 2002, September 30, 2002, March 31, 2003 and June 30, 2003, respectively.

      In addition, in light of the material weaknesses identified in connection with the Restatement, the Company’s current management expects to conclude that the Company’s disclosure controls and procedures as of December 31, 2004 were ineffective. While the Company is implementing steps to ensure the effectiveness of its disclosure controls and procedures and internal control over financial reporting, failure to restore the effectiveness of its disclosure controls and procedures and internal control over financial reporting could continue to affect its ability to report the Company’s financial condition and results of operations accurately and could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity.

Changes in Internal Control over Financial Reporting

      Virbac has taken a number of steps that have improved and are expected to continue to improve the effectiveness of the Company’s internal control over financial reporting, including the following:

•	Virbac appointed a new CEO during the first quarter of 2004 and a new CFO during the first half of 2004.

•	Virbac has appointed a new member to its Board who qualifies as a financial expert in accordance with Section 407 of SOX. This Board member has also been appointed chairman of the Audit Committee.

•	Virbac has adopted a new charter for the Audit Committee, which meets the requirements of the SEC and the NASDAQ National Market listing standards.

•	Virbac has implemented the Virbac Corporation Code of Business Conduct & Ethics (the “Code of Ethics”), which is applicable to all Virbac directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and other financial personnel performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of SOX and the rules and regulations promulgated by the SEC pursuant to SOX. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the NASDAQ National Market, where the Company’s stock was previously quoted. The Code of Ethics has been disseminated to all Company employees and employees are required to certify their agreement to abide by the Code of Ethics. The Company has posted the Code of Ethics on its website at www.virbaccorp.com.

•	Virbac has adopted a whistleblower policy and has established a reporting process for employees by telephone hotline, e-mail, facsimile or physical address. The whistleblower policy provides employees direct anonymous access to the Audit Committee chairman or to the corporate governance committee.

•	The Audit Committee has exercised increased oversight over management’s assessment of internal control over financial reporting and response to control deficiencies identified in these assessments.

•	Virbac has established a Disclosure Review Committee, consisting of senior executives from the Company’s sales, research, operating and finance organizations. The Disclosure Review Committee was established to assist in the administration of disclosure controls and procedures with respect to the Company’s public disclosures, including SEC filings.

•	Virbac has sought to thoroughly understand the nature of the issues identified in the Audit Committee-sponsored internal investigation through discussions with its auditors and the independent counsel and forensic accountants engaged by the Audit Committee.

•	Virbac has recruited and continues to recruit new personnel to the accounting and financial reporting organization who have expertise in financial controls, financial reporting and cost accounting to improve the quality and level of experience of the Company’s finance organization.

•	Virbac has made changes to the Company’s organizational structure to provide a clearer segregation of responsibilities in connection with order entry, customer account management and inventory accounting.

•	Virbac has adopted and is implementing formal standard financial policies and procedures and education and training of employees on policies and procedures in an effort to constantly improve internal controls and the control environment. Generally Accepted Accounting Principles (“GAAP”) compliant revenue recognition policies have been communicated to sales, operations and financial personnel throughout the Company. The Company has also implemented new inventory obsolescence review and cycle-count policies.

•	Virbac implemented a standardized account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

•	The Company implemented new or revised accounting policies and procedures designed to comply with GAAP, which include the accounting for sales related and product replacement reserves, inventory obsolescence reserves and intangible assets.

•	The Company has taken advantage of significant outside resources to supplement the Company’s finance and accounting functions and to support the preparation of the consolidated financial statements and related information included in this Annual Report on Form 10-K.

•	The Company continues to work to improve its internal control over financial reporting. In this regard, Virbac is interviewing certain outside firms to assist the Company in further development of its disclosure controls and procedures and the evaluation of its internal control over financial reporting as required under Section 404 of SOX.

Additionally, the Company has purchased and commenced the implementation of a fully integrated management information system, which will provide enhanced internal control features.

      The effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, the Company’s disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.

      As noted above, management continues to identify, develop and implement remedial measures, including the development of a detailed plan and timetable to comply with the internal control over financial reporting requirements established by Sections 302 and 404 of SOX for the year ending December 31, 2006.

      Other than as summarized above, since December 31, 2003, there have been no other significant changes in the Company’s internal control over financial reporting or in other factors that could significantly impact such internal control.

ITEM 9B. OTHER INFORMATION

Not applicable.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Officers and Directors

     The following table shows information as of March 31, 2005 with respect to each person who is an executive officer or director of Virbac.

Name	Age	Position
Pascal Boissy (1)	61	Chairman of the Board of Directors
Erik R. Martinez, D.V.M.	48	President and Chief Executive Officer
Jean M. Nelson	45	Executive Vice President and Chief Financial Officer
Eric Marée	52	Director
Pierre A. Pagès, D.V.M. (2)	54	Director
Richard W. Pickert (1)	63	Director
Alec L. Poitevint, II (1) (2)	57	Director
Jean N. Willk (1)	47	Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Pascal Boissy has served as the Company’s Chairman of the Board of Directors since March 1999. Mr. Boissy served as President and Chairman of VBSA from 1992 until he retired at the end of 1999. He was responsible for the Company’s merger with Agri-Nutrition Group in March 1999. From 1973 to April 1992, Mr. Boissy served VBSA in numerous management positions. VBSA is a French veterinary pharmaceutical manufacturer that indirectly owns approximately 60% of the Company’s outstanding Common Stock. Mr. Boissy served on VBSA’s Board of Directors from 1989 through 1999, and served as President and Chairman of the Board of Directors of various subsidiaries of VBSA. Mr. Boissy serves as a Rotarian and as an honorary member of the Advisory Board of the Banque de France in Nice. Mr. Boissy also serves as a member of the Board of Directors of Panpharma Panmedica and Group Balitrand.

     Erik R. Martinez, D.V.M., was appointed as the Company’s President and Chief Executive Officer on October 1, 2004. From 2003 until 2004, Dr. Martinez served as Area Director for VBSA’s Pacific Region and Managing Director of Virbac Pty. in Australia, where he was responsible for all aspects of the Pacific Region’s business. Dr. Martinez joined VBSA in 1994 as General Manager of the Mexican division, and was promoted to Regional Director for Latin America in 1997. Dr. Martinez served as the Regional Director for Latin America until 2003. Prior to joining VBSA, Dr. Martinez served in various positions with Boehringer Ingelheim Vetmedica and Elanco.

     Jean M. Nelson was appointed as the Company’s Executive Vice President and Chief Financial Officer on June 14, 2004. Previously, she was Vice President and Chief Financial Officer of AMX Corporation from 2001 until 2003. Prior to joining AMX, she served as Vice President and Controller of Brinks Home Security from 2000 to 2001. Ms. Nelson served as Vice President and Treasurer at Sensormatic Electronics Corporation from 1996 to 1999. Prior to 1996, Ms. Nelson served in various senior level finance positions with W. R. Grace & Co. Ms. Nelson is a Certified Public Accountant and began her career on the audit staff of Arthur Andersen & Co.

     Eric Marée has served as a Director since January 2000. Mr. Marée joined VBSA in October 1999 and was appointed its Chairman of the Board of Management, effective December 15, 1999. Previously, he was Chairman and Chief Executive Officer of Laboratories Roche Nicholas and Vice President of Roche Consumer Health, two subsidiaries of Hoffman La Roche, from 1994 through 1999. Mr. Marée is a member of the Board of the International Federation for Animal Health.

     Pierre Pagès, D.V.M., has been a Director since March 1999. Dr. Pagès has served as the Chief Operating Officer of VBSA since 1995. From 1992 to 1995, Dr. Pagès was Vice President of International Operations. Prior to becoming Vice President, Dr. Pagès served as the Manager for VBSA’s French operations from 1984 through 1990 and the Marketing Manager for VBSA’s French operations from 1980 through 1984. Since December 1992, Dr. Pagès has been a member of the Board of Management of Virbac S.A.

     Richard W. Pickert was appointed to the Company’s Board of Directors and as Audit Committee Chair on January 19, 2005. Over the course of his career, Mr. Pickert has held numerous senior level finance positions with several New York Stock Exchange (“NYSE”) companies and brings over 35 years of diversified financial management experience to the Board. Most recently, after serving in several roles from 1986 until 1998, Mr. Pickert retired as Senior Vice President and Chief Financial Officer of American Media Corporation, a NYSE listed company engaged in magazine publication and distribution. In this capacity, he was responsible for the entire corporate financial function, including treasury, financial planning and reporting, and investor relations. Mr. Pickert was employed by American Media Corporation from 1986 until 1998. From 1985 until 1986, Mr. Pickert served as Vice President of Finance and Chief Financial Officer of Union Corporation, a NYSE company engaged in financial services and the manufacture of electronic components. Prior to holding these positions, Mr. Pickert served as Vice President and Controller for Pechiney Corporation, a $1.2 billion U.S. subsidiary of Pechiney Ugine Kuhlman of France, where he was employed from 1972 until 1984. Earlier in his career, he held audit and financial positions with General Foods Corporation and General Motors. Mr. Pickert received his certificate of public accountancy from the State of New York.

     Alec L. Poitevint, II has been a Director since January 1996. Mr. Poitevint previously served as the Company’s Chairman from 1997 until 1999 and Chairman of the Audit Committee from 1999 until 2005. Mr. Poitevint is Chairman and President of Southeastern Minerals, Inc. and its affiliated companies and has served in this capacity since 1970. Since May 1991, he has served as a director of the American Feed Industry Insurance Company, Des Moines, Iowa, and he has served as Chairman since December 2002. From May 1994 to April 1995, he served as Chairman of the American Feed Industry Association. He is currently a director of the Georgia Agribusiness Council and a life member of the Poultry Leader Round Table of the Georgia Poultry Federation. He also has served in various capacities relating to Eastern European agricultural trade and market development, including Director of the International Republican Institute since March 1992. In addition, Mr. Poitevint currently serves as Republican National Committeeman for Georgia and served as Co-chairman and Treasurer of the 2000 Republican National Convention and served as Treasurer of the Republican National Committee from January 1997 to January 2001.

     Jean N. Willk has served as a Director since April 26, 2001. Mr. Willk is a graduate of Hautes Etude Comerciales and has a degree in International Law from the University of Paris-Assas. He is currently Division Director for Dasault Falcon Jet Corporation. Mr. Willk was the President and Chief Executive Officer of De Dietrich USA from 1994 to 2001 and Chairman of the Board of Rosenmund, Inc. from 1999 to 2001.

     Virbac’s Certificate of Incorporation and Bylaws provide that the number of Directors of the Company shall be not less than five or more than thirteen. In addition, the Company’s Certificate of Incorporation and Bylaws provide for the division of the Board into three classes, designated Class 1, Class 2 and Class 3, serving staggered three-year terms. Mr. Poitevint and Mr. Willk are each serving a three-year term expiring at the 2005 annual meeting. Mr. Pagès and Mr. Pickert are serving a three-year term expiring at the 2006 annual meeting. The three year terms of Mr. Boissy and Mr. Marée would have expired at the annual meeting in 2004, which was not held. In accordance with the Certificate of Incorporation and Bylaws, Mr. Boissy and Mr. Marée continue to serve until their successors are duly elected and qualified. The executive officers named herein have terms expiring when their successors are duly appointed.

Audit Committee

     The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58) of the Exchange Act. The Board of Directors has also adopted a charter for the Audit Committee, which may be found on the Company’s website at www.virbaccorp.com. The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent auditors, evaluating the Company’s accounting policies and system, and reviewing significant financial transactions. Members of the Audit Committee are Messrs. Pickert (Chairman), Boissy, Poitevint and Willk. The Board of Directors has determined that all of the members of the Audit Committee are independent (as that term is defined in Rule 4200 of the NASDAQ Marketplace Rules and the Sarbanes-Oxley Act of 2002). The Board has also determined that Richard W. Pickert is independent and an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K). The Board made the above determinations based on information that the Company requested from Mr. Pickert regarding his experience with financial and accounting matters. The Audit Committee held 11 meetings in 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. Virbac believes during 2003, that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements, with the following exceptions: (i) two late reports, disclosing three transactions, filed by Pascal Boissy, the first of which is a report on Form 5 regarding his acquisition of Common Stock on February 21, 2000, and his acquisition of Common Stock on December 31, 2000, and the second is a report on Form 4 regarding his acquisition of Common Stock on January 2, 2002; (ii) two late reports, disclosing one transaction, filed by Eric Marée, the first of which is a Form 3 upon being appointed as a Director in January 2000, and the second is a Form 4 regarding his acquisition of a non-qualified option to purchase shares of Common Stock on April 24, 2003; (iii) two late reports, disclosing four transactions, filed by Pierre Pagès, the first of which is a report on Form 5 regarding his acquisition of Common Stock on February 21, 2000, his acquisition of a non-qualified option to purchase Common Stock on June 28, 2000, and his acquisition of Common Stock on December 31, 2000, and the second is a report on Form 4 regarding his acquisition of a non-qualified option to purchase Common Stock on April 24, 2003; (iv) five late reports, disclosing ten transactions, filed by Alec Poitevint, the first of which is a report on Form 3 upon his appointment as a Director in January 1996, the second is a report on Form 4 regarding his acquisition of Common Stock and a non-qualified option to purchase Common Stock on March 7, 1996, the third is a report on Form 5 regarding his acquisition of Common Stock on March 29, 1999, his acquisition of an option to purchase Common Stock on April 16, 1999, and the sales of Common Stock, indirectly beneficially owned by Mr. Poitevint, by Marshall Minerals, Inc. and Mineral Associates, Inc. on April 18, 1999, the fourth is a report on Form 5 regarding his acquisition of Common Stock on February 21, 2000, his acquisition of a non-qualified option to purchase Common Stock on June 8, 2000, and his acquisition of Common Stock on December 31, 2000, the fifth is a report on Form 4 regarding his acquisition of a non-qualified option to purchase Common Stock on April 24, 2003; (v) two late reports, disclosing one transaction, filed by Jean Willk, the first of which is a Form 3 upon being appointed as a Director in April 2001, and the second is a Form 4 regarding his acquisition of a non-qualified option to purchase shares of Common Stock on April 24, 2003; and (vi) two late reports, disclosing one transaction, filed by Interlab SAS, the first of which is a Form 3 upon becoming a 10% stockholder on March 5, 1999, and the second is a Form 4 regarding its acquisition of Common Stock on September 28, 2000. In making this statement, Virbac has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the written representations of its directors, officers and 10% shareholders.

Code of Ethics

     As of September 29, 2004, Virbac adopted the Code of Ethics which is applicable to all of Virbac’s directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior financial officers performing similar functions. The Code of Ethics satisfies all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies the listing standards established by the NASDAQ National Market, the exchange on which the Company’s stock was formerly listed. The Company has posted the Code of Ethics on its web site at http://www.virbaccorp.com. The Company will furnish a copy of its Code of Ethics to any person, without charge, upon written request directed to the Assistant Secretary of the Company at the Company’s principal executive offices at 3200 Meacham Boulevard, Fort Worth, Texas, 76137. The Code of Ethics is attached hereto as Exhibit 14.1.

     Virbac intends to satisfy its obligation to disclose any amendment to or waiver of a provision of its Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior financial officers performing similar functions by: (a) disclosing such information on Form 8-K filed with the SEC within five (5) days of the date of such amendment or waiver; and (b) posting such information on its website at http://www.virbaccorp.com.

ITEM 11. EXECUTIVE COMPENSATION.

     The following tables show (a) the compensation paid or accrued by Virbac to the Chief Executive Officer, and each of the executive officers of Virbac, other than the CEO, serving on December 31, 2003, whose individual remuneration exceeds $100,000 on an annual basis (the “named executive officers”) for services rendered to Virbac in all capacities during 2001, 2002 and 2003, (b) information relating to option grants made to the named executive officers in 2003 and (c) certain information relating to options held by the named executive officers. Virbac made no grants of freestanding stock appreciation rights (“SARs”) in 2003, 2002, or 2001, nor did Virbac make any awards in 2003, 2002, or 2001 under any long-term incentive plan.

     Thomas Bell and Joseph Rougraff were the only named executive officers of the Company during 2003 with salaries exceeding $100,000. David Eller was appointed as the Company’s CEO in December 2003 under an agreement with Executive Interim Management, an executive search firm. For a description of the arrangement pursuant to which Executive Interim Management hired David Eller, please see the “Temporary Management Services Contract and Employment and Consulting Agreement” under this Item 11.

SUMMARY COMPENSATION TABLE

			Annual Compensation		Long Term Compensation
					Awards		Payouts
						Securities
					Restricted	Underlying		All Other
		Salary	Bonus	Other Annual	Stock	Options/	LTIP	Compensation
Name and Principal Position	Year	$	$	Compensation	Awards	SARS(1)	Payouts	$ (4)
Thomas L. Bell (2)(5)	2003	$240,000	None	None	None	36,000	None	$12,535
President and Chief	2002	$218,000	$70,850	None	None	18,000	None	$12,000
Executive Officer	2001	$195,000	$19,500	None	None	18,000	None	$12,000

Joseph A. Rougraff (3)(5)	2003	$143,340	None	None	None	8,000	None	$486
Vice President,	2002	$139,165	$34,791	None	None	4,200	None	None
Chief Financial Officer	2001	$129,780	$9,734	None	None	4,000	None	None
and Secretary

(1)	Amounts reflected in this column are for grants of stock options for the Common Stock of Virbac. Virbac has issued no SARs.

(2)	Thomas L. Bell took a leave of absence from the Company beginning on December 18, 2003 and resigned his positions of President, Chief Executive Officer and Director of the Company on January 27, 2004.

(3)	Joseph A. Rougraff resigned his positions of Vice President, Chief Financial Officer and Secretary on January 27, 2004.

(4)	Includes a $12,000 per year car allowance for Mr. Bell for 2003, 2002, and 2001 and $535 and $486 toward long-term disability plans for Mr. Bell and Mr. Rougraff, respectively, for 2003.

(5)	All stock options granted to Mr. Bell and Mr. Rougraff automatically expired upon their resignations that were effective January 27, 2004.

     The following table shows the number of options to purchase Common Stock granted to each of the named executive officers (or persons acting in such capacity) during 2003.

2003 OPTION/STOCK APPRECIATION RIGHTS GRANTS (1)

						Potential Realizable
						Value at Assumed Annual
						Rates of Stock Price
			Percent of Total			Appreciation for Option
			Options/SARS			(Term 2)
	Number of Securities		Granted to	Exercise or
	Underlying Options/SARS		Employees in	Base Price	Expiration
Name	Granted		2003	($/Sh)	Date	5% ($)	10% ($)
Thomas L. Bell	3,531	(Non-Qualified)	1.2	$5.85	4/24/2013	$33,647	$53,577
	32,469	(Incentive)	10.7	$5.85	4/24/2013	$309,398	$492,665

Joseph A. Rougraff	8,000	(Non-Qualified)	2.6	$5.85	4/24/2013	$76,232	$121,387

(1)	The grant of a non-qualified option to purchase 3,531 shares of Common Stock to Thomas Bell that expired on April 24, 2013, was granted on April 24, 2003, and had a two-year vesting schedule, with 3,496 options vesting on April 24, 2004, and 35 options vesting on April 24, 2005. The grant of an incentive option to purchase 32,469 shares of Common Stock to Thomas Bell that expired on April 24, 2013, was granted on April 24, 2003, and had a three-year vesting schedule with 8,504 options vesting on April 24, 2004, 11,965 options vesting on April 24, 2005, and 12,000 options vesting on April 24, 2006. The grant of a non-qualified option to purchase 8,000 shares of Common Stock to Joseph Rougraff that expired on April 24, 2013, was granted on April 24, 2003, and had a three-year vesting schedule, with 1/3 of the options vesting on the first three anniversaries of the grant. All options granted to Mr. Bell and Mr. Rougraff expired upon their resignation.

(2)	In satisfaction of applicable SEC regulations, the table shows the potential realizable values of these options, upon their latest possible expiration date, at arbitrarily assumed annualized rates of stock price appreciation of 5% and 10% over the term of the options. The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options at the end of the ten-year period starting with their vesting commencement dates, based on the assumptions shown above. Because actual gains will depend upon the actual dates of exercise of the options and the future performance of the Common Stock in the market, the amounts shown in this table may not reflect the values actually realized. No gain to the named executive officers is possible without an increase in stock price, which will benefit all shareholders proportionately. Actual gains, if any, on option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and general stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved, or that the stock price will not be lower or higher than projected at 5% and 10% assumed annualized rates of appreciation.

AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 2003 AND
YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

					Value of Unexercised
			Number of Unexercised		In-the-Money Options/SARS
			Options/SARS at Year-End(1)		at Year-End (1) (2)
	Shares Acquired	Value
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas L. Bell	0	0	93,000	54,000	$78,750	$0
Joseph A. Rougraff	0	0	12,067	12,133	$1,920	$0

(1)	All information provided is with respect to stock options. Virbac has issued no stock appreciation rights.

(2)	These amounts have been determined by multiplying the aggregate number of options by the difference between $2.80, the closing price on the Pink Sheets on January 26, 2004, and the exercise price for that option. The trading of the Common Stock on NASDAQ was halted beginning November 14, 2003. The $2.80 price per share represents the closing price of the Common Stock on the Pink Sheets on January 26, 2004, which was the first day of trading after the NASDAQ National Market suspended trading of the Common Stock on November 13, 2003.

Compensation of Directors

     Directors of the Company are reimbursed for out-of-pocket expenses in connection with attendance at meetings. During 2003, the Company’s Chairman, Mr. Boissy, received $75,000 per year, $50,000 of which was paid in cash and $25,000 of which was paid in Common Stock. During 2003, Messrs. Marée, Pagès, Poitevint and Willk received an annual retainer of $14,000, $7,000 of which was paid in Common Stock (the “Director Stock Compensation”) and $7,000 of which was paid in cash, plus $1,000 for each Board Meeting attended during the year. During 2003, Messrs. Marée, Pagès, Poitevint and Willk each attended all four meetings of the Board of Directors. In addition, pursuant to the Virbac Corporation Incentive Stock Plan, non-employee Directors are awarded options to purchase 5,000 shares of Common Stock upon election to the Board and options to purchase 1,000 shares of Common Stock annually thereafter (the “Director Stock Option Compensation”). Each such option has an exercise price of the market value of the Common Stock on the date of grant, and becomes exercisable in three equal annual installments beginning on the first anniversary of the date of grant. In addition to the compensation described above, Audit Committee members receive $1,000 for each Audit Committee meeting attended, whether in person or via telephone.

     In his capacity as a member of the Company’s Audit Committee, the Company paid Mr. Willk $18,000 during 2003 for his attendance at meetings related to the internal investigation initiated by the Audit Committee.

Employment Agreements

     During 2003, there were not any employment agreements in place between the Company and any of its executive officers.

Temporary Management Services Contract and Employment and Consulting Agreement

     The Company entered into an agreement with Executive Interim Management (“EIM”), effective from December 18, 2003 to June 18, 2004, whereby EIM agreed to provide Virbac with a temporary manager to perform services in the capacity of Chief Executive Officer during the term of the agreement. Under the terms of the EIM agreement, Virbac agreed to pay EIM at the rate of $2,000 for each working day for the first three month period (December 18, 2003 through March 18, 2004) and $2,500 per working day for the second three month period (March 19, 2004 through June 18, 2004) in which services were provided to the Company under the EIM agreement. The Company paid $64,000 and $306,000 to EIM in 2003 and 2004, respectively for services and expenses. EIM and David Eller entered into a separate agreement pursuant to which EIM paid Mr. Eller for the services he provided to the Company. Mr. Eller and the Company entered into an Employment and Consulting Agreement (the “Eller Agreement”) dated as of June 18, 2004. Under the terms of the agreement, Mr. Eller held the position of President and Chief Executive Officer. The employment period, as defined under the agreement, was through December 31, 2004. Following the employment period, or sooner, at the election of the Company, Mr. Eller agrees to make himself available as a consultant through December 31, 2005 at a rate of $2,500 per day. Pursuant to the Eller Agreement, Virbac paid Mr. Eller remuneration in the amount of $50,000 per month plus expenses through the employment period. Virbac paid $403,000 to Mr. Eller in 2004 for services and expenses. In addition, Mr. Eller may receive bonus payments of $300,000 in January 2005 and $300,000 in July 2005 if certain performance objectives are met. As of March 31, 2005, these amounts had not been paid.

Compensation Committee Interlocks and Insider Participation

     Messrs. Alec Poitevint and Pierre Pagès were members of the Company’s Board of Directors and members of the Compensation Committee during 2003. Mr. Pagès currently serves as the Chief Operating Officer of VBSA and has served in that capacity since 1999. He has held various positions within VBSA since 1980. Mr. Poitevint has never been an officer or employee of the Company or any of its affiliates. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Report of the Virbac Compensation Committee

     To: The Board of Directors and Shareholders of Virbac Corporation:

     The Compensation Committee is responsible for supervising the Company’s executive compensation policies, administering the employee incentive plans, reviewing officers’ salaries,

approving significant changes in executive employee benefits, and recommending to the Board such other forms of remuneration as it deems appropriate. Messrs. Poitevint and Pagès currently serve on the Compensation Committee. The NASDAQ Marketplace Rules require listed companies to have a compensation committee composed entirely of independent directors. However, the Marketplace Rules provide that a “Controlled Company” is exempt from the requirement of having a compensation committee composed entirely of independent directors. The Company is a Controlled Company as defined in the Marketplace Rules because VBSA (through its affiliate Interlab S.A.S.), has the power to vote more than a majority of the outstanding Common Stock. As a result, the Company would be able to avail itself of the Controlled Company exemption and would therefore not be required to, nor does it have a compensation committee composed entirely of independent directors.

Compensation Philosophy

     The Company’s compensation program is designed to attract, retain, and motivate a highly qualified and experienced senior management team. The Compensation Committee believes that these objectives can best be achieved by directly tying executive compensation to meeting annual and long-term financial performance goals and appreciation in the Company’s stock price. In accordance with these objectives, the total compensation program for the executive officers of the Company and its subsidiaries consists of three components:

•	Base salary;

•	Annual incentive compensation consisting of bonuses based upon achievement of financial performance objectives; and

•	Long-term equity incentives composed of stock options, which may be conditioned upon future events such as continued employment and/or the attainment of performance objectives. Performance objectives may be measured by reference to the earnings of the Company (or a subsidiary or division of the Company), return on shareholders’ equity or to the market value of the Common Stock, among other things.

Base Salary

     The Compensation Committee determines the base salaries of the Company’s executive officers by evaluating the responsibilities of the positions, experience and performance. To assist in establishing salary levels for 2003, the Compensation Committee performed an informal survey of salary levels of executives at other companies in the animal health and agriculture industries. The Compensation Committee utilizes the salary component of the executive compensation program primarily to attract and retain qualified and experienced senior managers. Salary determinations are made by analysis of comparable companies in the industry and achievement of internal company goals.

Long-term Incentives

     The Compensation Committee believes that it is important to provide executive officers incentive compensation based upon the Company’s stock price performance, thus aligning the interests of its executive officers with those of its shareholders and encouraging them to contribute to the Company’s long-term success. Such incentive compensation also encourages employees to remain in the service of the Company.

     During the year ended December 31, 2003, the Company’s former Chief Executive Officer and former Chief Financial Officer were granted options to purchase 36,000 and 8,000 shares, respectively, of the Common Stock, which subsequently expired upon their termination on January 27, 2004. In addition, several of the Company’s vice presidents, managers and employees have been granted stock options. The number of shares subject to such options are based upon position and performance, the exercise price is the market value of the Common Stock on the date of grant, and the options generally become exercisable in three equal installments beginning on the first anniversary of the date of the grant.

General Company Bonus Structure

     The Company’s annual bonus program is intended to promote superior performance by making incentive compensation an important part of the employees’ compensation. The annual performance bonuses are based on the achievement of certain financial and performance goals set by the Compensation Committee at the beginning of each year. Those goals may be qualitative or quantitative in nature and may vary according to the individual employee’s personal goals. Certain employees of the Company, including subsidiary and division heads, corporate and subsidiary vice presidents and other managers, also are entitled to receive annual bonuses and/or stock options or grants based upon a percentage of their base salaries and Company and/or individual performance. For the year 2003, no bonuses were awarded.

Compensation of the Chief Executive Officer

     The Compensation Committee determines the annual compensation of the Chief Executive Officer according to the same guidelines followed when determining other employees’ compensation as outlined above. Chief Executive Officer compensation aims to attract, retain and motivate a highly qualified individual serving in the position. These goals are achieved through a combination of base salary, an annual performance bonus and long-term incentive compensation in the form of stock options or restricted stock grants. Annual performance bonus levels are determined each year and are typically related to measurable financial targets and company performance objectives. Separate from the annual performance bonus is the payment of long-term equity incentives composed of stock options, which in contrast, has a longer time horizon for maturity and seeks to promote the long-term retention of the Chief Executive Officer by applying a graded vesting schedule that prevents the executive from exercising the options for two or more years.

     In 2003, Mr. Thomas L. Bell received a base salary of $240,000 for his services as President and Chief Executive Officer of the Company. Mr. Bell’s salary was adjusted up from his 2002 base salary of $218,000 in light of the then reported earnings and profit growth and satisfactory performance of the Company during the 2002. The 2003 performance goals of the Chief Executive Officer were tied to income and inventory achievement. Based on full achievement of all bonus goals, seventy-five percent (75%) of the bonus total was related to income achievement and twenty-five percent (25%) of the bonus total was related to inventory achievement, with a total possible bonus of forty percent (40%) of Mr. Bell’s total base salary. Of the total possible bonus of forty percent (40%) of base salary, thirty percent (30%) was based on achieving and exceeding budgeted income before tax for the Company and ten percent (10%) was based on achieving and exceeding specified inventory goals.

     The Company awarded Mr. Bell no performance bonus in 2003. Mr. Bell failed to meet the financial and performance goals set for him by the Compensation Committee for 2003 and as a result, was not awarded an annual performance bonus.

     The Compensation Committee determined and the Board of Directors approved the annual salary paid to Mr. Bell.

COMPENSATION COMMITTEE Pierre Pagès Alec L. Poitevint, II

Performance Graph

     The performance of the Common Stock presented in the following graph is through November 12, 2003, after which the NASDAQ National Market halted trading in the Company’s securities due to Virbac’s failure to comply with filing requirements related to its Form 10-Q for the quarter ended September 30, 2003. The Common Stock was subsequently de-listed from the NASDAQ National Market and began trading on the Pink Sheets in late January 2004 and, thereafter, has traded in a range from approximately $2.50 to $4.00 per share.

     The Company is filing restated audited financial statements for each of the years of 2001 and 2002 and restated unaudited interim financial statements for the quarters ended March 31, 2003 and June 30, 2003. In addition, the Company is revising certain additional financial data for the years 1998 through 2000. No Restatement data was available to investors making trades during the time period depicted in the performance graph and the then available data for each of the restated periods should not be relied upon.

     The following graph compares the performance of the Common Stock cumulative total return to stockholders of (i) the stocks included in the NASDAQ National Market — United States Index and (ii) a peer group of companies in the animal health industry. The Company believes that a peer group of companies in the animal health industry is more representative than a peer group of non-financial companies with market capitalization comparable to that of the Company. The companies included in the animal health industry peer group are: Abaxis Inc., Heska Corp., IDEXX Laboratories INC., Neogen Corp., and Synbiotics Corp, which the Company believes to be a representative sample of comparable companies in the animal health industry.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows, as of March 31, 2005, the number and percentage of shares of Common Stock of the Company beneficially owned by:

•	each person known by Virbac to own beneficially more than 5% of the outstanding shares of the Common Stock;

•	each director of Virbac;

•	each named executive officer or person serving in that capacity during 2003 of Virbac; and

•	all directors and executive officers of Virbac as a group.

     Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Shares Beneficially Owned
	Amount and
	Nature of
	Beneficial
Name of Beneficial Owner	Ownership	Percent of Class
Interlab S.A.S. (1) (3)	13,435,474	60.43%
Pascal Boissy	31,045	*
Erik R. Martinez, D.V.M.	—	*
Jean M. Nelson	—	*
Eric Marée	4,518	*
Pierre A. Pagès, D.V.M.	18,955	*
Richard W. Pickert	—	*
Alec L. Poitevint, II (2)	391,040	1.76%
Jean N. Willk	11,360	*
Thomas L. Bell	50,000	*
Joseph A. Rougraff	—	*
All directors and executive officer as a group (10 persons)	506,918	2.28%

*	The percentage of shares beneficially owned does not exceed 1% of the Common Stock outstanding.

(1)	Interlab S.A.S. is a wholly owned subsidiary of VBSA and the beneficial owner of 13,435,474 shares of Virbac Common Stock.

(2)	Included are 20,000 shares held by Mr. Poitevint’s adult children, over which Mr. Poitevint has power of attorney. Mr. Poitevint’s beneficial ownership also includes 147,252 shares held by Marshall Minerals, Inc. and 162,339 shares held by Mineral Associates, Inc. Mr. Poitevint is the President and Chairman of both Marshall Minerals, Inc. and Mineral Associates, Inc., but is not a controlling stockholder of either corporation. Mr. Poitevint disclaims beneficial ownership of the shares owned by Marshall Minerals, Inc., Mineral Associates, Inc. and the shares held by Mr. Poitevint’s adult children.

(3)	The business address for Interlab S.A.S. is: Interlab, BP 27, 06511 Carros, France.

Securities Authorized for Issuance under Equity Compensation Plans

     See the discussion of securities authorized under the equity compensation plans in Item 5. “Market for Registrants’ Common Equity and Related Stockholder Matters-Securities Authorized for Issuance under Equity Compensation Plans.”

Equity Compensation Plan Information

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	Weighted Average	Equity Compensation Plans
	Outstanding	Per Share Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected in the First
Plan Category	and Rights	Warrants and Rights	Column)
Equity Compensation Plans	936,247	$3.68	270,021
Approved by Security Holders
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	936,247	$3.68	270,021

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Agreements with VBSA

     In the ordinary course of business the Company has engaged in various agreements with VBSA, which indirectly owns approximately 60% of the Common Stock. The significant agreements with VBSA and its related affiliates for the year ended December 31, 2003, are summarized below. The Audit Committee has approved all of the agreements with VBSA.

Loan Agreements

     On April 9, 2004, Virbac executed a secured subordinated promissory note in favor of VBSA, in the amount of $3,000,000 (the “$3.0 Million Note”). On April 29, 2004, Virbac executed a secured subordinated promissory note in favor of VBSA, in the amount of $4,000,000 (together with the $3.0 Million Note, the “April Notes”). The April Notes are subordinate to the indebtedness of Virbac under the Credit Agreement. The interest rate on the April Notes has a base rate of 5.5% per year, which is adjusted monthly based on the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the April Notes. The April Notes originally had a stated maturity date of July 9, 2004, but they have recently been amended to allow for an extended maturity date of October 9, 2005.

     On June 3, 2004, Virbac executed a secured subordinated promissory note in favor of VBSA in the amount of $2,000,000 (the “June Note”). The June Note is subordinate to the indebtedness of Virbac under the Credit Agreement and ranks pari passu with the April Notes. The interest rate on the June Note has a base rate of 5.5% per year, which is adjusted monthly based on the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the June Note. The June Note had an original maturity date of October 9, 2004, but it has recently been amended to allow for an extended maturity date of October 9, 2005.

Distribution Agreement

     On December 3, 1999, the Company entered into an agreement appointing VBSA and its affiliates as the sole and exclusive distributors of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. Under the terms of the agreement the Company can distribute directly to certain customers at the election of VBSA. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. Under the renewed terms of the distribution agreement, the Company agrees to provide manufacturing services to VBSA and VBSA agrees to use its best efforts to promote, sell and distribute Virbac’s products internationally. The current agreed purchase prices of the products are 12.6% over the Company’s current cost. During 2003, Virbac recorded $1.2 million of product sales to VBSA and its affiliates under the terms of the distribution agreement.

Development and License Agreement

     On January 21, 2001, the Company entered into an agreement with VBSA to govern the apportionment of research and development costs, grant certain licenses and require the payment of royalties for existing and new products. This development and license agreement was in effect until December 31, 2004, and thereafter automatically renews for additional one-year terms unless terminated by written notice not less than 90 days prior to the beginning of any new one-year term. Under the terms of the development and license agreement, VBSA provides the Company with the exclusive rights, in the United States and Canada, to sell specified products that are currently in development or that were previously developed by VBSA. As consideration for the grant of certain licenses and the payment of research and development costs by VBSA, the Company shall pay VBSA a royalty of 6% of the net sales of certain existing products sold by the Company in the United States and Canada. In addition, the Company and VBSA provided each other with right of first refusal with respect to the sale, manufacture and distribution of certain newly developed products. The licensee, whether such licensee is the Company or VBSA, shall pay the licensor a royalty equal to 3% of the licensee’s net sales of and licensing revenues from generic new products (as defined in the agreement) and a royalty equal to 6% of the licensee’s net sales of and licensing revenues from proprietary new products (as defined in the agreement). In 2003, the Company paid approximately $61,000 in royalty payments to VBSA and VBSA made no royalty payments to the Company. The development and license agreement was amended to provide that Virbac shall pay a royalty of 2.5% on the net sales of livestock de-wormer products beginning January 1, 2002.

Supply Agreement

     On March 1, 2002, the Company entered into a supply agreement with VBSA pursuant to which VBSA agreed to manufacture, register, supply and provide quality assurance for certain specified health products containing regulated pesticides. This agreement is scheduled to remain in force until February 28, 2007, unless terminated earlier by a written mutual consent of both parties. During 2003, the Company paid VBSA $1.5 million for products under the supply agreement.

License Agreement — Pyriproxyfen

     On September 29, 2000, the Company entered into a license agreement with VBSA in order to grant VBSA a license of the U.S. patent rights of the Company in the use of Pyriproxyfen (“PPF”) as an ingredient in certain dog or cat foods. The Company granted to VBSA an exclusive license with the right to grant sublicenses to manufacture, use, distribute, and sell PPF as an ingredient in dog and cat foods under U.S. Patent numbers 5,439,924 and 5,728,719 in the United States. In consideration for the license, VBSA agreed to pay the Company $80,000 upon its entrance into any sublicense agreement and an additional 40% of all cash payments received from any such sublicensee at the time of registration approval and launch of the PPF product. In addition, the license agreement requires VBSA to pay the Company 1.2% of the PPF product’s net sales made through the Veterinary sales channel and 0.8% of the net sales made through the Consumer Brand sales channel. The license agreement remains in effect until the expiration date of the last patent held in the United States, or until terminated by either VBSA or the Company. No royalty payments were received by Virbac during 2003 under the terms of this agreement.

Sub License Agreement

     On April 5, 1999, the Company and VBSA entered into a Sub License Agreement pursuant to which VBSA granted Virbac the right to manufacture and market products that VBSA has licensed from Capulis S.A., a French corporation. Products subject to this agreement include micro-encapsulation processes applicable to veterinary products for dogs, cats, fish and veterinary dental care. Pursuant to this agreement, Virbac pays a 2% royalty to VBSA on net sales of the products which utilize this technology. During 2003, Virbac paid approximately $86,000 in royalty payments to VBSA under the terms of this agreement.

Consulting Agreement

     On April 15, 2003, the Company and VBSA entered into a Consulting Agreement pursuant to which VBSA appointed Stephane Villemin (“Villemin”) of the Company to render certain consulting services to VBSA. Such consulting services primarily included the negotiation with third parties on behalf of VBSA of licensing rights relating to VBSA’s feline leukemia vaccine for the U.S. and Canadian territories. VBSA paid the Company $10,000 for the consulting services. The Consulting Agreement terminated on July 31, 2004.

Employment Agreement

     From time to time, the Company enters into employment agreements with certain VBSA employees. Effective August 1, 2003, Villemin entered into an employment agreement with the Company pursuant to which Villemin’s annual salary is $51,100. Villemin is also entitled to an annual bonus of $7,000 which is to be paid by VBSA. As part of this employment agreement with the Company, Villemin receives up to $36,000 per year for the lease of an apartment, monetary compensation for the lease and expenses of an automobile and monetary compensation for tuition for his children.

Trademark Agreement

     On April 2, 2003, the Company and VBSA agreed to allow each other, at no charge, the first right of refusal for use of their respective trademarks. The Companies have agreed to keep each other informed of any trademarks they maintain. While the companies are currently honoring the terms of this arrangement, a formal written agreement has not yet been entered into. The Company expects to execute a formal written agreement prior to the end of 2005.

Directors and Officers Insurance Procurement Agreement

     VBSA acquired a 2004 Directors’ and Officers’ insurance policy for VBSA and the Company (the “D&O Policy”). The coverage limit of the D&O Policy is $5.0 million and the annual premium for such policy is $629,000. The Audit Committee has approved that 75% of this annual premium is to be paid by the Company.

Secrecy Agreements

     The Company has entered into various Secrecy Agreements with VBSA whereby the Company agrees to keep confidential any information disclosed to it by VBSA with regard to certain products and applications made known to VBSA by third parties. The agreement terms are indefinite or expire when the confidential information is made available by the owner to the public.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Set forth below is a summary of certain fees paid to the Company’s independent registered public accounting firm, PricewaterhouseCoopers (“PwC”) for services rendered in the years ended December 31, 2003 and December 31, 2002.

(In thousands)	2003	2002

Audit fees	$280	$197
Tax fees	102	71
All other fees	49	23

Total	$431	$291

     (a) Audit Fees. The aggregate fees, including reimbursement of expenses, paid for audit services rendered by PwC in 2003 were $279,500. The aggregate fees, including reimbursement of expenses, paid for audit services rendered by PwC in 2002 were $196,994. Audit services performed in 2003 and 2002 included audits of the Company’s annual financial statements.

     (b) Tax Fees. The aggregate fees, including reimbursement of expenses, paid for tax services rendered by PwC in 2003 were $101,540. The aggregate fees, including reimbursement of expenses, paid for tax services rendered by PwC in 2002 were $70,656. Tax services performed in 2002 and 2003 included preparation of federal and state tax returns as requested.

     (c) All Other Fees. The aggregate fees, including reimbursement of expenses, paid for other professional services rendered by PwC in 2003 were $48,937. The aggregate fees, including reimbursement of expenses, paid for other professional services rendered by PwC in 2002 were $23,282. Other professional services include payment for products and services provided by PwC, other than the services reported above, as well as property tax services, tax software, and responses to government letters.

Audit Committee Administration of the Engagement — Procedures for Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors

     The Audit Committee has the exclusive authority and responsibility to engage, direct, pre-approve and oversee the Company’s independent auditors with respect to all audit or non-audit services and has the exclusive authority and responsibility to either retain or terminate the Company’s independent auditors. The Audit Committee’s exclusive authority and responsibility with respect to these matters is set forth in the Virbac Charter of the Audit Committee of the Board of Directors. The Audit Committee has approved the engagement of PwC to perform all of the services listed above.

     On September 29, 2004, the Audit Committee adopted a formal procedure for the approval of all non-audit related services provided by the Company’s independent auditor. This procedure is set forth in Supplement A to the Virbac Charter of the Audit Committee of the Board of Directors which is attached as Exhibit 99.2 to this Form 10-K. Any request for the Company’s independent auditor to perform non-audit related services must be made pursuant to this procedure. The policy is to pre-approve all permissible all non-audit services provide by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) List of Financial Statements commences on page F-1:

     The following is a list of the financial statements included at pages F-3 through F-54 in this Annual Report on Form 10-K:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets for the years ended December 31, 2003 and 2002 (As restated)

     Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 (As restated) and 2001 (As restated)

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 (As restated) and 2001 (As restated)

     Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2003, 2002 (As restated) and 2001 (As restated)

     Notes to Consolidated Financial Statements

     (2) List of Financial Statement Schedules for each of the Three Years Ended December 31, 2003, 2002 (As restated) and 2001 (As restated) on page F-55:

     Schedule II — Valuation and Qualifying Accounts and Reserves.

    All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

     (3) Exhibits — refer to (c) below.

     (b) Reports on Form 8-K

     The current report of Virbac on Form 8-K, dated May 6, 2003, furnished to the SEC on May 6, 2003. The Form 8-K reported that the Company had issued a press release providing a commentary on its first quarter 2003 financial results.

     The current report of Virbac on Form 8-K, dated September 8, 2003, filed with the SEC on September 18, 2003. The Form 8-K reported that the Company had completed the acquisition of assets relating to the animal health products of King.

     The current report of Virbac on Form 8-K, dated November 26, 2003, filed with the SEC on November 26, 2003. The Form 8-K reported that Virbac announced that it would delay the release of its results for the quarter and nine months ended September 30, 2003, as well as the filing of its corresponding quarterly report on Form 10-Q with the SEC pending completion of an internal inquiry being conducted by the Audit Committee. The Form 8-K also announced that, based upon information developed to date, Virbac expected to issue revised financial statements for the years ended December 31, 2001 and 2002 and for the quarters ended March 31 and June 30, 2003 and that its previously issued financial statements for these periods should no longer be relied upon.

     The current report of Virbac on Form 8-K, dated December 18, 2003, furnished to the SEC on December 18, 2003. The Form 8-K reported that Virbac had issued a press release announcing its preliminary estimates of results for the period ended September 30, 2003, and restated prior period results and that its President and Chief Executive Officer, Thomas Bell, has taken a voluntary leave of absence pending completion of the Audit Committee’s internal inquiry.

     The current report of Virbac on Form 8-K, dated January 22, 2004, filed with the SEC on January 23, 2004. The Form 8-K reported that Virbac had issued a press release attaching a press release issued by VBSA announcing certain operating results and the fact that Virbac had received notice from the NASDAQ Stock Market that a determination has been made to de-list the Common Stock from the NASDAQ National Market.

     The current report of Virbac on Form 8-K, dated February 6, 2004, filed with the SEC on February 11, 2004. The Form 8-K reported that Virbac had issued a press release announcing the resignation of Thomas L. Bell, a former director, President and Chief Executive Officer of the Company, and Joseph A. Rougraff, the former Vice President, Chief Financial Officer and Secretary of the Company.

     The current report of Virbac on Form 8-K, dated February 19, 2004, filed with the SEC on February 20, 2004. The Form 8-K reported that Virbac was contacted by the SEC and advised that the SEC had issued a formal order of investigation captioned “In the Matter of Virbac Corporation” and, on February 19, 2004, Virbac issued a press release disclosing the initiation of the SEC investigation and related information.

     The current report of Virbac on Form 8-K, dated April 30, 2004, filed with the SEC on April 30, 2004. The Form 8-K reported that Virbac had issued a press release announcing a statement made by VBSA that Virbac would restate its 2001, 2002 and the first half of 2003 earnings as a result of the inquiry conducted by the Audit Committee in November 2003.

     The current report of Virbac on Form 8-K, dated June 3, 2004, filed with the SEC on June 3, 2004. The Form 8-K reported that Virbac had issued a press release announcing the hiring of Jean M. Nelson as its Chief Financial Officer.

     The current report of Virbac on Form 8-K, dated October 1, 2004, filed with the SEC on October 4, 2004. The Form 8-K reported that Virbac had issued a press release announcing the hiring of Dr. Erik R. Martinez as the Company’s President and Chief Executive Officer.

     The current report of Virbac on Form 8-K, dated November 8, 2004, filed with the SEC on November 9, 2004. The Form 8-K reported that prior statements regarding the Company’s estimated or projected performance and the estimated or projected effects of the Company’s previously announced restatement of prior period results should be disregarded.

     The current report of Virbac on Form 8-K, dated January 13, 2005, filed with the SEC on January 13, 2005. The Form 8-K reported that the Company had issued a press release announcing the Company has been informed by the staff of the SEC that the staff is considering recommending that the SEC bring a civil action against the Company alleging violations of the federal securities laws.

(c)	Exhibits required by Item 601 of Regulation S-K. (Note: Management contracts and compensatory plans or arrangements are identified with an asterisk in the following list.)

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(7); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(14); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(13); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(14); Ex. 3. 2

4	Specimen Stock Certificate.	(1); Ex. 4

10.11	Form of Indemnification Agreement.	(1); Ex. 10.10

10.12	Reload Option and Exchange Exercise Plan.	(3); Ex. 4.2

10.13	1996 Incentive Stock Plan, as amended.	(4); Ex. 10.15

10.14	Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated May 14, 1998.	(5); Ex. 10.24

10.15	Amended Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated August 6, 1998.	(6); Ex. 10.25

10.16	Second Amendment to Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated October 2, 1998.	(8); Ex. 10.26

10.17	Second Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated May 1, 2000.	(9); Ex. 10.27

10.18	Third Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated April 4, 2001.	(10); Ex. 99.1

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

10.19	Fourth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 7, 2002.	(11); Ex. 10.29

10.20	Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated September 7, 1999.	(12); Ex. 10.27

10.21	First Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated December 30, 1999.	+

10.22	Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 11, 2003.	(14); Ex. 10.10

10.23	Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.	(13); Ex. 10.1

10.24	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	(14); Ex. 10.12

10.25	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	(14); Ex. 10.13

10.26	Agreement for Temporary Management Services between Virbac Corporation and Executive Interim Management dated December 16, 2003.	+

10.27	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	+

10.28	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	+

10.29	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	+

10.30	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	(14); Ex. 10.14

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.31
Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.
(14); Ex. 10.15

10.32
Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.
(14); Ex. 10.16

10.33
Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.
(14); Ex. 10.17

10.34	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(14); Ex. 10.18

10.35
Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.
(14); Ex. 10.19

10.36
Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.
(14); Ex. 10.20

10.37
Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.
(14); Ex. 10.21

10.38	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(14); Ex. 10.22

10.39
First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.
(14); Ex. 10.23

10.40
First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.
(14); Ex. 10.24

10.41
First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.
(14); Ex. 10.25

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.42
Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.
(14); Ex. 10.26

10.43
Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.
(14); Ex. 10.27

14.1	Virbac Corporation Code of Business Conduct and Ethics.	+

21.1	Subsidiaries of Virbac Corporation.	+

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

99.1	Virbac Corporation Charter of the Audit Committee of the Board of Directors	+

99.2	Supplement A to the Virbac Corporation Charter of the Audit Committee of the Board of Directors.	+

99.3	Independent Auditor’s Report and Statements of Net Assets Sold and Statements of Revenues and Direct Expenses of the Animal Health Product Lines of King Pharmaceuticals, Inc.	+

99.4	Unaudited Pro Forma Condensed Combined Financial Statements of Virbac Corporation.	+

+	Filed herewith.

     (1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

     (2) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

     (3) Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed November 29, 1994 (S-8) (File No. 33-86892)

     (4) Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed April 3, 1996 (S-8) (File No. 33-3192)

     (5) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998. (File No. 000-24312)

     (6) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 1998. (File No. 000-24312)

     (7) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

     (8) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998. (File No. 000-24312)

     (9) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (File No. 000-24312)

     (10) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-24312)

     (11) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. (File No. 000-24312)

     (12) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-24312)

     (13) Incorporated herein by reference to the Company’s current report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

     (14) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRBAC CORPORATION

By:	/s/ Erik R. Martinez

Erik R. Martinez
President and Chief Executive Officer

Date:	April 29, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Erik R. Martinez Erik R. Martinez	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2005

/s/ Jean M. Nelson Jean M. Nelson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

/s/ Pascal Boissy	Chairman of the Board	April 29, 2005

Pascal Boissy

/s/ Eric Marèe	Director	April 29, 2005

Eric Marèe

/s/ Pierre A. Pagès	Director	April 29, 2005

Pierre A. Pagès

/s/ Richard W. Pickert	Director	April 29, 2005

Richard W. Pickert

/s/ Alec L. Poitevint, II	Director	April 29, 2005

Alec L. Poitevint, II

/s/ Jean Noël Willk	Director	April 29, 2005

Jean Noël Willk

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(7); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(14); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(13); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(14); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.11	Form of Indemnification Agreement.	(1); Ex. 10.10

10.12	Reload Option and Exchange Exercise Plan.	(3); Ex. 4.2

10.13	1996 Incentive Stock Plan, as amended.	(4); Ex. 10.15

10.14	Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated May 14, 1998.	(5); Ex. 10.24

10.15	Amended Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated August 6, 1998.	(6); Ex. 10.25

10.16	Second Amendment to Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated October 2, 1998.	(8); Ex. 10.26

10.17	Second Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated May 1, 2000.	(9); Ex. 10.27

10.18	Third Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated April 4, 2001.	(10); Ex. 99.1

10.19
Fourth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 7, 2002.
(11); Ex. 10.29

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.20	Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated September 7, 1999.	(12); Ex. 10.27

10.21
First Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated December 30, 1999.
+

10.22
Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 11, 2003.
(14); Ex. 10.10

10.23
Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.
(13); Ex. 10.1

10.24	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	(14); Ex. 10.12

10.25
Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.
(14); Ex. 10.13

10.26	Agreement for Temporary Management Services between Virbac Corporation and Executive Interim Management dated December 16, 2003.	+

10.27	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	+

10.28	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	+

10.29	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	+

10.30
Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.
(14); Ex. 10.14

10.31
Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.
(14); Ex. 10.15

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.32
Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.
(14); Ex. 10.16

10.33
Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.
(14); Ex. 10.17

10.34	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(14); Ex. 10.18

10.35
Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.
(14); Ex. 10.19

10.36
Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.
(14); Ex. 10.20

10.37
Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.
(14); Ex. 10.21

10.38	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(14); Ex. 10.22

10.39
First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.
(14); Ex. 10.23

10.40
First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.
(14); Ex. 10.24

10.41
First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.
(14); Ex. 10.25

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.42
Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.
(14); Ex. 10.26

10.43
Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.
(14); Ex. 10.27

14.1	Virbac Corporation Code of Business Conduct and Ethics.	+

21.1	Subsidiaries of Virbac Corporation.	+

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

99.1	Virbac Corporation Charter of the Audit Committee of the Board of Directors	+

99.2	Supplement A to the Virbac Corporation Charter of the Audit Committee of the Board of Directors.	+

99.3	Independent Auditor’s Report and Statements of Net Assets Sold and Statements of Revenues and Direct Expenses of the Animal Health Product Lines of King Pharmaceuticals, Inc.	+

99.4	Unaudited Pro Forma Condensed Combined Financial Statements of Virbac Corporation.	+

+	Filed herewith.

     (1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

     (2) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

     (3) Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed November 29, 1994 (S-8) (File No. 33-86892)

     (4) Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed April 3, 1996 (S-8) (File No. 33-3192)

     (5) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998. (File No. 000-24312)

     (6) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 1998. (File No. 000-24312)

     (7) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

     (8) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998. (File No. 000-24312)

     (9) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (File No. 000-24312)

     (10) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-24312)

     (11) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. (File No. 000-24312)

     (12) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-24312)

     (13) Incorporated herein by reference to the Company’s current report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

     (14) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Virbac Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Virbac Corporation and its subsidiaries at December 31, 2003 and 2002 (As restated), and the results of their operations and their cash flows for each of the years ended December 31, 2003, 2002 (As restated), and 2001 (As restated) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 4 to the consolidated financial statements, the Company is party to various claims and litigation related to alleged violations of federal securities laws. The outcome of these matters cannot be predicted and could have a material adverse effect on the Company.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has entered into a forbearance agreement with its lenders which expires May 6, 2005. There can be no assurance the Company’s lenders will agree to either a further extension of the forbearance agreement or a new credit agreement. In addition, as discussed in Notes 10 and 18 to the consolidated financial statements, in 2004 the Company’s majority shareholder advanced the Company $9.0 million under secured subordinated notes due on October 9, 2005. The Company does not currently have sufficient cash on hand nor does it anticipate it will have sufficient cash to repay its borrowings to its majority shareholder at the current maturity date of October 9, 2005. Furthermore, the Company has suffered recurring losses from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As described in Note 3 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements.

     As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

PricewaterhouseCoopers LLP
Fort Worth, Texas
April 29, 2005

VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,
	2003	2002
	(As restated)
Assets
Current assets:
Cash and cash equivalents	$4	$865
Accounts receivable — trade (net of reserves of $129 and $135, respectively)	7,105	8,448
Accounts receivable — Virbac S.A. and subsidiaries	314	289
Inventories (net of reserves of $3,894 and $1,798, respectively)	13,178	10,833
Inventories on consignment	2,173	2,064
Prepaid expenses	2,109	1,339
Other current assets	950	643

Total current assets	25,833	24,481
Property, plant and equipment, net	12,498	12,812
Goodwill, net	5,571	4,826
Intangibles, net	21,089	2,917
Other assets	154	209

Total assets	$65,145	$45,245

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving lines of credit and notes payable	$25,357	$6,854
Checks outstanding in excess of funds on deposit	2,107	1,157
Accounts payable — trade	3,697	3,331
Accounts payable — Virbac S.A. and subsidiaries	446	119
Sales related and product replacement reserves	2,602	2,728
Accrued expenses	5,475	4,097

Total current liabilities	39,684	18,286
Notes payable	7	10
Unearned product license fees	7,136	5,916
Liability related to contingent consideration	2,173	—

Total liabilities	49,000	24,212
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred Stock — 2,000,000 authorized and zero issued and outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,256,906 and 22,212,804 issued and outstanding in 2003 and 2002, respectively)	223	222
Additional paid-in capital	34,926	34,891
Treasury stock at cost (15,941 shares in 2002)	—	(80)
Accumulated deficit	(19,004)	(14,000)

Total shareholders’ equity	16,145	21,033

Total liabilities and shareholders’ equity	$65,145	$45,245

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

	For the Year Ended December 31,
	2003	2002	2001
		(As restated)	(As restated)
Net revenues	$67,077	$60,923	$56,944
Cost of goods sold	41,424	37,103	34,314

Gross profit	25,653	23,820	22,630
Operating expenses:
Selling, general and administrative	22,744	16,737	17,164
Research and development	4,947	3,057	3,477
Warehouse and distribution	2,250	2,314	2,220

Total operating expenses	29,941	22,108	22,861
(Loss) income from operations	(4,288)	1,712	(231)
Interest expense	(637)	(366)	(653)
Other income	5	—	3

Loss before income tax expense	(4,920)	1,346	(881)
Income tax expense	(84)	(361)	(16)

(Loss) income before cumulative effect of change in accounting principle	(5,004)	985	(897)
Cumulative effect of change in accounting principle	—	(2,308)	—

Net loss	$(5,004)	$(1,323)	$(897)

Basic (loss) income per share before cumulative effect of change in accounting principle	$(0.23)	$0.04	$(0.04)
Cumulative effect of change in accounting principle	$—	$(0.10)	$—

Basic loss per share	$(0.23)	$(0.06)	$(0.04)

Basic shares outstanding	22,234	22,115	22,038

Diluted (loss) income per share before cumulative effect of change in accounting principle	$(0.23)	$0.04	$(0.04)
Cumulative effect of change in accounting principle	$—	$(0.10)	$—

Diluted loss per share	$(0.23)	$(0.06)	$(0.04)

Diluted shares outstanding	22,234	22,774	22,038

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2003	2002	2001
		(As restated)	(As restated)
Operating activities
Net loss	$(5,004)	$(1,323)	$(897)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	2,308	—
Provision for excess and obsolete inventories	2,353	1,004	880
Depreciation and amortization	2,009	1,385	1,779
Provision for doubtful accounts	80	145	212
Recognition of unearned product license fees	(434)	(129)	—
Provision for sales related reserves	536	1,319	175
Deferred tax provision	—	311	—
Provision for impairment	234	—	290
Issuance of stock to directors as compensation	52	63	21
Loss on disposal of assets	401	26	67
Receipt of product license fees	1,654	650	145
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,463	864	(2,489)
(Increase) decrease in inventories	(4,451)	1,301	515
(Increase) decrease in consigned inventories	(109)	374	(2,313)
Increase in prepaid expenses and other assets	(459)	(596)	(93)
Increase (decrease) in accounts payable	391	(1,445)	1,099
Decrease in sales related reserves	(662)	(129)	(195)
Increase (decrease) in accrued expenses	1,293	1,684	(210)

Net cash (used in) provided by operating activities	(653)	7,812	(1,014)

Investing activities
Purchase of property, plant and equipment	(1,323)	(1,504)	(1,331)
Proceeds from sale of property, plant & equipment	64	—	3
Acquisition of businesses	(17,806)	—	—
Acquisition of product license rights	(657)	(2,683)	(123)

Net cash used in investing activities	(19,722)	(4,187)	(1,451)

Financing activities
Net borrowings (repayments) under revolving line of credit	18,503	(3,446)	2,805
Proceeds from notes payable	—	10	—
Repayment of notes payable	(3)	—	(98)
Change in outstanding checks in excess of funds on deposit	950	10	(109)
Issuance of common stock	64	189	40
Issuance of treasury shares	—	—	32

Net cash provided by (used in) financing activities	19,514	(3,237)	2,670

(Decrease) increase in cash and cash equivalents	(861)	388	205
Cash and cash equivalents, beginning of period	865	477	272

Cash and cash equivalents, end of period	$4	$865	$477

Supplemental disclosure of cash flow information:
Cash paid for interest	$580	$347	$598
Cash paid for income taxes	$69	$126	$78

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

	For the Year Ended December 31,
	2003	2002	2001
		(As restated)	(As restated)
Delmarva Acquisition
Product rights	$4,760	$—	$—
Working capital	(5)	—	—

Estimated fair value of acquired net assets	4,755	—	—
Liability related to contingent consideration	2,173	—	—

Cash consideration	$2,582	$—	$—

King Acquisition
Fair value of assets acquired	$14,479	$—	$—
Goodwill	745	—	—

Cash consideration	$15,224	$—	$—

Supplemental Disclosure of Non-Cash Activities:

     In order to maintain VBSA’s approximate indirect ownership interest in the Company through Interlab, until the expiration, termination or exercise of all options to purchase the Company’s Common Stock outstanding as of the date of the merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger Company options, issue to Interlab a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. No shares were due or issued to Interlab in 2001, and 52,061 shares were issued to Interlab in 2002 under such anti-dilution provisions. Due to the issuance of approximately 40,000 shares of Common Stock from the exercise of pre-merger options during 2003, the Company is to issue approximately 60,000 shares of Common Stock to Interlab. These shares are to be issued to Interlab in 2005. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these pre-merger obligations since the use of treasury shares does not dilute VBSA’s indirect ownership interest.

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional		Treasury Stock
	Number	Par	Paid In	Accumulated	Number
	of Shares	Value	Capital	Deficit	of Shares	Amount	Total

Balance at December 31, 2000 (As reported)	22,029	$220	$34,670	$(5,527)	54	$(201)	$29,162
Effect of restatement on periods ended on or before December 31, 2000	—	—	—	(6,253)	—	—	(6,253)

Balance at December 31, 2000 (As restated)	22,029	220	34,670	(11,780)	54	(201)	22,909
Shares issued to directors	—	—	—	—	(6)	21	21
Issuance for stock compensation plans	26	1	(5)	—	(20)	75	71
Net loss	—	—	—	(897)	—	—	(897)

Balance at December 31, 2001 (As restated)	22,055	221	34,665	(12,677)	28	(105)	22,104
Shares issued to directors	6	—	44	—	(5)	20	64
Issuance for stock compensation plans	100	1	182	—	(23)	85	268
Purchase of treasury shares	—	—	—	—	16	(80)	(80)
Shares issued to Interlab under anti-dilution provisions of merger agreement	52	—	—	—	—	—	—
Net loss				(1,323)			(1,323)

Balance at December 31, 2002 (As restated)	22,213	222	34,891	(14,000)	16	(80)	21,033
Shares issued to directors	9	—	52	—	—	—	52
Issuance for stock compensation plans	35	1	(17)	—	(16)	80	64
Net loss	—	—	—	(5,004)	—	—	(5,004)

Balance at December 31, 2003	22,257	$223	$34,926	$(19,004)	—	$—	$16,145

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

     The business now operated by Virbac Corporation (“the Company or Virbac”) was initiated in 1993 when Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”), acquired the animal health industries business of Purina Mills, Inc. In July 1994, Agri-Nutrition completed an initial public offering of its Common Stock, $0.01 par value per share (the “Common Stock”).

     On March 5, 1999, Virbac S.A. (“VBSA”) a company organized under the laws of the Republic of France, acquired control of the Company in a merger, which resulted in VBSA indirectly owning approximately 60% of the Company’s outstanding Common Stock. In the merger, Virbac, Inc., a Delaware corporation, wholly owned by VBSA, merged with and into the Company with the Company remaining as the surviving corporation. In connection with the merger, the Company changed its name to Virbac Corporation.

     Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. The Company has three reportable segments, which include the Veterinary segment, which provides animal health products to veterinary clinics throughout North America and the Consumer Brand segment, which sells over-the-counter products for companion animal health national accounts, distributors and wholesalers. PM Resources, Inc., a Missouri corporation (“PMR” or the “Contract Manufacturing segment”), is a wholly owned subsidiary of the Company that operates the Company’s Contract Manufacturing segment. PMR is based in a 176,000 square-foot Environmental Protection Agency (“EPA”) and Food and Drug Administration (“FDA”) registered facility in Bridgeton, Missouri, and formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.

     As described in Note 3. “Restatement of Consolidated Financial Statements”, the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, consolidated statements of shareholders’ equity and the applicable notes have been restated for the periods ended December 31, 2002 and 2001 as well as its previously released financial data for all quarters in 2001 and 2002 and the quarters ended March 31, 2003 and June 30, 2003 (the “Restatement”).

Note 2. Summary of Significant Accounting Policies

(a) Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company transactions have been eliminated.

(b) Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expense during the reporting period. Actual results could vary from those estimates. The principle areas of estimation in the financial statements include sales related reserves for product related credits and replacement product, inventory obsolescence reserves, impairment analysis of long-lived and intangible assets, credit losses on accounts receivable, income taxes, contingencies and litigation.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Revenue recognition and accounts receivable

     The Company recognizes revenue when the following four criteria have been met. These include (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable and (iv) collectibility is reasonably assured.

     Virbac recognizes revenue at the time of shipment to its veterinary distributors, certain of its Consumer Brand distributors and direct customers, and all of its Contract Manufacturing customers whereby Virbac has ownership of the inventory, as title and risk of loss pass to the customers on delivery to the common carrier. Virbac recognizes revenue for certain Consumer Brand customers when the product is delivered. Revenue related to certain Contract Manufacturing customers, for which the Company provides warehousing and/or distribution services, is recognized upon the completion of the manufacturing process when the customer accepts all risks of ownership but requests, due to the nature of the inventory, that the Company hold the inventory for a short period of time and all the other necessary conditions for revenue have been met.

     In connection with the Restatement, the Company determined it was appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales, during 2003, 2002 and 2001 at the time of cash collection as collectibility was not reasonably assured at the time of shipment. In addition, the Company recognized revenue at the time of cash collection for all sales transactions during 2003, 2002 and 2001 for which there was a warehousing arrangement in connection with the delivery. The total consignment sale transactions during 2003, 2002 and 2001 were $2.3 million, $2.6 million and $0.6 million, respectively.

     The Company has received payments on two products related to its distribution agreement with Pfizer, Inc. (“Pfizer”). The payments received for both products have been reflected as unearned product license fees in its Consolidated Balance Sheets. Upon the Company obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized based upon estimates of when the sales of each of these products will occur over the period covered by the licenses.

     The allowance for doubtful accounts is estimated based on historical charge-off experiences, evaluation of customers’ delinquency status and assumptions regarding probable credit losses. Such estimates are reviewed monthly and may be impacted by actual performance of trade receivables and changes in any of the factors discussed above. The Company believes that the allowance for doubtful accounts is adequate to cover probable losses inherent in its receivables and actual losses to date have not exceeded expectations; however, because the allowance for doubtful accounts is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

(d) Sales related and product replacement reserves

     The Company’s gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to its customers and their expected returns. These deductions and returns represent estimates of the related obligation and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. The sensitivity of the estimates can vary by program, type of customer and geographic location. Estimates associated with certain veterinary products with limited expiration periods are at-risk for material adjustment because the customers may return unsold expired products. Other products with longer lives have longer return periods which make determination of their ultimate return rate more difficult. The amount recorded as a reduction to revenues for 2003, 2002, and 2001 was $3.9 million, $2.7 million, and $3.4 million, respectively.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, Virbac’s distribution agreements provide that the Company can elect to replace expired product in lieu of issuing a credit. Virbac records the estimated cost for product replacement as a charge to cost of sales in the period the sale occurs. The amount recorded for product replacement expense for 2003, 2002 and 2001 was $406,000, $757,000 and $18,000, respectively.

     The Company generally records marketing related sales incentives, such as co-op advertising, as a charge to selling, general and administrative expenses at the time the related revenues are recorded or when the incentive is offered, whichever is later. Virbac estimates the cost of sales incentives based on historical experience with similar incentive programs. The amount recorded for marketing related sales incentives for 2003, 2002, and 2001 was $300,000, $263,000, and $246,000, respectively.

(e) Cash and cash equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less when acquired to be cash equivalents. At any given point in time, the Company has checks outstanding that have not been presented to the bank for payment.

(f) Concentration of credit risk

     The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium, Vedco Inc., represent the Company’s largest group of customers and accounted for approximately 20%, 16% and 9% of net revenues in 2003, 2002 and 2001, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable outstanding from this same buying group at the years ended December 31, 2003 and 2002 was approximately $4.0 million and $6.0 million, respectively.

(g) Fair value of financial instruments

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The Company has determined that the fair value of the Company’s debt approximates book value at December 31, 2003 and 2002, based on terms currently available to the Company in financial markets.

(h) Inventories and inventories on consignment

     Inventories include material, labor and overhead and are stated at the lower of average cost or market. Inventory is written-down for estimated obsolescence when warranted by estimates of future demand and the shelf life of products. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required. Inventories on consignment represent finished goods delivered to customers in transactions for which revenue recognition is not appropriate.

(i) Valuation of long-lived and intangible assets and goodwill

     In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles, (“SFAS No. 142”) and as a result, ceased to amortize goodwill along with trademarks. In lieu of recording amortization expense on these intangible assets, the Company is required to perform an annual impairment review.

     On January 1, 2003, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). SFAS No. 144, requires the Company to evaluate

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property, plant and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset.

     In accordance with the above accounting provisions, the Company assesses the impairment of long-lived and intangible assets, and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to the following:

•	Significant under-performance compared to historical or projected future operating results,

•	Failure to obtain regulatory approval of certain products,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant increase in the discount rate assumed to calculate the present value of future cash flows,

•	Significant negative industry or economic trends, and

•	Significant advancements or changes in technology.

     For additional information see Note 9. “Goodwill and Other Intangible Assets.”

(j) Property, plant and equipment

     Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals and improvements are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

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

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k) Advertising expense

     Advertising costs are expensed the first time the advertisement occurs. Advertising expense for 2003, 2002 and 2001, was $2.4 million, $1.7 million and $2.6 million, respectively. Prepaid expenses at December 31, 2003 and December 31, 2002 included deferred advertising costs of $0.2 million and $0.2 million, respectively, which will be expensed during the quarterly period the advertisement occurs.

(l) Freight to customers

     Freight and handling expense for 2003, 2002 and 2001, was $1.2 million, $1.3 million and $1.5 million, respectively, and is classified as warehouse and distribution expense in accordance with EITF 00-10 “Accounting for Shipping and Handling Costs.”

(m) Research and development expenses

     Research and development costs are charged to expense when incurred. These costs principally consist of labor and third party consulting fees. Research and development expenses for 2003, 2002 and 2001 were approximately $4.9 million, $3.1 million and $3.5 million, respectively.

(n) Income taxes

     Virbac accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has had cumulative losses for the three years ending December 31, 2003 and accordingly has retained a full provision for its deferred tax assets.

     Certain of Virbac’s deferred tax assets are comprised of net operating loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income that will ultimately be generated in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. Virbac has provided valuation allowances aggregating $1.1 million and $1.9 million at December 31, 2003 and 2002, respectively, against such net operating loss carryforwards because management believes that it is more likely than not that such benefits will not be realized.

(o) Loss per share

     Basic loss per share is calculated using the weighted average number of outstanding common shares during the period. Diluted loss per share includes the effect of all potential issuances of common shares arising from the effect of outstanding stock options and under the anti-dilution provisions of the merger agreement with VBSA. Dilutive potential common shares arising from the effect of outstanding stock options are computed using the treasury stock method if dilutive.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the years 2003, 2002 and 2001, the number of weighted average shares and potential common shares is as follows:

	For the year ended December 31,
(In thousands)	2003	2002	2001
Weighted average shares – basic	22,234	22,115	22,038
Potential common shares
Stock options	390	351	144
VBSA under antidilution provisions of merger agreement	272	308	376

Total weighted average common and potential common shares – diluted	22,896	22,774	22,558

      Net loss per diluted share for the years ended December 31, 2003 and 2001 exclude the effect of 662,000 and 520,000 options, respectively. The impact of such common stock equivalents are excluded from the calculation of net loss per share on a dilutive basis as their effect is anti-dilutive. There were 635 anti-dilutive options in 2003 and no anti-dilutive options in 2002 and 2001.

(p) Preferred stock

      The Company’s Board of Directors may, without further action by shareholders, from time-to-time, direct the issuances of shares of preferred stock in series and may, at time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of December 31, 2003.

(q) Environmental policy

      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue are expensed. Liabilities are recorded when it is probable that environmental assessments and/or remedial effort costs will be incurred and the costs can be reasonably estimated.

(r) Employee stock-based compensation

      The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation (“ SFAS No. 123 ”). Had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in SFAS No. 123, the Company’s net loss and net loss per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
(In thousands, except per share data)	2003	2002	2001
		(As restated)	(As restated)
Net loss as reported	$(5,004)	$(1,323)	$(897)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(761)	(453)	(396)

Pro forma net loss	$(5,765)	$(1,776)	$(1,293)

Basic loss per share as reported	$(0.23)	$(0.06)	$(0.04)
Diluted loss per share as reported	(0.23)	(0.06)	(0.04)
Pro forma basic loss per share	(0.26)	(0.08)	(0.06)
Pro forma diluted loss per share	(0.26)	(0.08)	(0.06)

Weighted average fair value of options granted measured at the original date of grant	$5.84	$3.91	$2.83

(s) Reclassifications

      Certain prior period financial statement balances have been reclassified to conform to current period’s presentation. These reclassifications are not related to the Restatement and had no effect on the net loss or shareholders’ equity as previously reported.

(t) Recent accounting pronouncements

      Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 “Business Combinations” (“SFAS No. 141”), and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents and product rights have determinable lives and trademarks have indefinite lives.

      SFAS No. 142 requires a transitional goodwill impairment test and an annual goodwill impairment test. The Company completed the first phase of the transitional goodwill impairment test during the first quarter of 2002 and at that time found no instances of impairment of its recorded goodwill; accordingly, the second phase was not necessary. In connection with the Restatement, the Company re-evaluated its goodwill for impairment and determined that the goodwill allocated to its Consumer Brand segment was impaired and accordingly, recorded a charge to income The impairment, a $2.3 million non-cash charge to income, was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142.in the first quarter of 2002. See Note 9. “Goodwill and Other Intangible Assets” for a further discussion”.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” by removing goodwill from its scope, by defining a probability-weighted cash flow estimation approach and establishing a “primary-asset” approach to determine the cash flow estimation period for a group of assets. It also replaces the provisions of APB Opinion 30, “Reporting the Effects of Disposal of a Segment of a Business” for the disposal of segments of a business. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections, (“SFAS No. 145”). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, (“SFAS No. 13”) to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement require that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements 5, 57, and 107 and a rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and did not have an impact on the Company’s consolidated financial statements.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in the Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of the Issue did not have a material effect on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, an Amendment to FASB Statement No. 123, (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS no. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the consolidated financial statements.

      In December 2003, the FASB issued Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R” or the “Interpretation”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which was issued in January 2003. The Interpretation is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46R requires “variable interest entities” as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The Interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003. The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of FIN 46R to have a material impact on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 amends Statement 133 for decisions made: (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133; (ii) in connection with other Board projects dealing with financial instruments; and (iii) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contain financing components. The statement is generally effective for contracts entered into or modified after June 30, 2003, and is to be applied prospectively. The implementation of SFAS No. 149 did not have an impact on the Company’s consolidated financial position and results.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The implementation of SFAS No. 150 on July 1, 2003, did not have a material effect on the Company’s consolidated financial statements.

Note 3. Restatement of Consolidated Financial Statements

      During the course of its regular review of Virbac’s operating results for the third quarter of 2003, the Company’s independent registered public accounting firm raised questions concerning the Company’s revenue recognition practices with the Company’s management and the Audit Committee. As a result, the Audit Committee initiated an internal investigation into Virbac’s accounting and financial reporting practices. The Audit Committee retained independent counsel to conduct the investigation.

      On November 12, 2003, the Company publicly disclosed the initiation of the internal investigation and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the U.S. Securities and Exchange Commission (the “SEC”) to advise it of the internal investigation.

      On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued financial statements for the quarters ended March 31, 2003 and June 30, 2003 and that its previously issued financial statements for these periods should no longer be relied upon.

      The continuation of the internal investigation resulted in various adjustments to the Company’s financial statements for the years 1998 through 2003. The Restatement is the result of accounting irregularities and errors, including: (i) improper revenue recognition; (ii) the understatement of sales related reserves; (iii) the understatement of inventory obsolescence reserves; (iv) the understatement of a deferred tax valuation allowance; (v) the impairment of goodwill; (vi) the improper capitalization of research and development expenses; and (vii) other miscellaneous accounting corrections.

Revenue Recognition

      Virbac’s internal investigation revealed that certain of the Company’s revenue recognition practices were not in accordance with generally accepted accounting principles. A summary of the principal types of revenue recognition adjustments are as follows:

•	Virbac has restated its revenues and the related cost of sales for certain transactions in which product was sold to certain distributors in large quantities and with extended payment terms. These transactions were inappropriately recorded as sales despite: (i) an oral agreement with its customer to delay delivery, (ii) the Company paying for storage with a third party prior to delivery to a customer, (iii) the Company not pursuing collection from a customer after the

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shipped products shelf life had expired and were destroyed by the customer at the behest of the Company, and (iv) an understanding that these were consignment transactions. Virbac’s restated results reflect revenue recognition on these transactions only to the extent payment was received. If a refund was subsequently issued to the customer related to these transactions, the sale was reversed in the period recorded.

•	During the first two quarters of 2003, Virbac recognized revenue for shipments of products by shipping goods to customers after midnight on the final day of the applicable quarter. The sales for these products were recorded in the prior quarter, although the products had been shipped after the quarterly revenue cut-off date. Virbac has restated revenue to exclude the sale of any product shipped after midnight on the final day of the applicable quarter.

•	Certain sales transactions were improperly recorded as revenue at the time the product was shipped despite side agreements that these customers were not required to pay until the customer sold the product to its customers. Other transactions were improperly treated as “bill and hold” sales because the Company requested that the transactions be on a “bill and hold” basis which precludes revenue recognition. For various other transactions the Company has determined that collectibility was not reasonably assured at time of shipment, and, therefore, these transactions have been recorded as consignment sales transactions. Certain other sales transactions were improperly recorded as revenue at the time product was shipped despite the Company paying for subsequent storage with a freight carrier before delivery to its customer. Virbac’s restated financial statements reflect revenue recognition on these transactions based upon when payment was received. If no payments were received, no revenue was recorded and the inventory was written off.

•	Virbac’s general policy is to recognize revenue at the time the product is shipped. In connection with the Audit Committee’s internal investigation, Virbac determined that for certain customers, title and risk of loss did not pass until the product was delivered. The Company has restated these transactions to recognize revenue and the related cost of sales when the product was delivered to the customer.

•	During the first two quarters of 2003, Virbac accounted for certain arrangements with customers as contract tolling arrangements and recorded revenues and the related cost of sales upon completion of the manufacturing process rather than at the time of shipment. The Company has restated these transactions to properly recognize revenue and the related cost of sales at the time the product was shipped.

      The effect of this restatement reduced net revenues by $3.5 million and $2.2 million in 2001, 2002, respectively and reduced gross profit by $1.4 million and $2.3 million in 2001 and 2002, respectively.

      Sales-Related and Product Replacement Reserves

      Virbac’s customer contracts and agreements provide certain rights of return upon authorization by Virbac, including the right to return product if its shelf life has expired. Virbac’s policy is to either credit the customer’s account for authorized returns, or, in the case of expired product, Virbac can elect to ship replacement product to the customers. Additionally, in the ordinary course of business, Virbac issues credits to customer accounts for damaged product, billing errors and shipping errors. Upon review and analysis of its financial records, the Company determined that its sales-related reserves and replacement product reserves were not adequate relative to the actual rate of sales credits and replacement product issued. Accordingly, Virbac’s restated financial statements include adjustments to reflect the proper level

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of estimated sales related and product replacement reserves at the time of sale. The effect of this restatement reduced gross profit by $1.6 million through 2000 and $0.6 million in 2002 and increased gross profit by $0.1 million in 2001.

      Inventory Obsolescence Reserves

      Virbac’s analysis and review of its financial records indicated that its past estimates of inventory obsolescence reserves did not properly consider forecasted consumption and inventory quantities on hand. Accordingly, the Restatement includes adjustments to reflect the proper level of inventory obsolescence reserves. The effect of this restatement increased cost of sales by $0.7 million and $0.6 million in 2001 and 2002, respectively.

      Deferred Tax Valuation Allowance

      In 2000, Virbac recorded a reversal of its deferred tax valuation allowance based on improved operating results and projected improved operating results in 2001 and beyond. In connection with the Restatement, the Company reassessed the reversal of the deferred tax valuation allowance in recognition of its restated 2000 and subsequent periods operating results and determined that such reversal was no longer appropriate. Accordingly, the Restatement includes a deferred tax valuation allowance of $7.4 million at December 31, 2000. The recognition of the deferred tax valuation allowance resulted in an increase in goodwill of $4.2 million as these were deferred tax assets of Agri-Nutrition.

      Goodwill Impairment

      The Company reevaluated its goodwill for impairment and determined that as a result of the adjustment to goodwill related to the valuation allowance for the Agri-Nutrition deferred tax assets described above and lower actual and forecasted results, the goodwill allocated to the Consumer Brand segment was impaired and, accordingly, the Company recorded a charge for $2.3 million to write-off this goodwill. The impairment was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142.

      Research and Development Expenses

      In 1999, the Company acquired the rights to manufacture and sell products in development by a third party for 15 years. In 1999, 2000 and 2001, the Company paid $1.0 million, $1.7 million and $0.5 million, respectively, for such rights and capitalized the payments as intangible product rights. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products, and the Company’s future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of obtaining FDA approval of one of the products. Prior to the adoption of SFAS No. 142, the Company began to amortize this asset over its estimated useful life of 15 years. Upon the adoption of SFAS No. 142, the Company ceased amortization of this asset as it was considered to be an indefinite-lived intangible asset.

      Upon review and analysis of the agreements related to the acquisition of the right to manufacture and sell products in development, the Company determined that the Company’s payments should be classified as research and development expenses rather than capitalized as intangible product rights since the products that are the subject of the agreement were not immediately salable at the date of the Company’s payments and required regulatory approval by the FDA. Accordingly, Virbac’s restated financial statements include adjustments to properly reflect the Company’s payments as research and development expenses. The effect of these restatement adjustments increases research and development expenses by $1.0 million, $1.7 million and $0.4 million, in 1999, 2000 and 2001, respectively.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other Miscellaneous Accounting Corrections

      The Company’s review and analysis of its financial records indicated that certain miscellaneous accounting accruals were not properly stated at the end of each reporting period. These accounts included bonus, royalty, employee benefit plan and other accruals. Additionally, Virbac determined that its patent and trademark account balances included assets that were impaired or could not be identified and, therefore, should have been written off. Accordingly, the Restatement includes adjustments to correct these estimates and valuations. The effect that these adjustments had on the Restatement was to reduce net income by $0.5 million and $0.3 million in 2001 and 2002, respectively.

      Additionally, the Company determined that its borrowings under its Credit Agreement should have been classified as a current liability in accordance with EITF 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”. The borrowings under the Credit Agreement are classified as a current liability since the Credit Agreement with its lenders contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the Credit Agreement. Borrowings under the Credit Agreement are also subject to acceleration due to the Company’s violations of various covenants. Also, promotional expense should have been classified as selling, marketing and administrative costs instead of cost of sales for all periods presented. Accordingly, in connection with the Restatement, reclassification adjustments have been made to correctly classify these items in the financial statements.

      Virbac has restated its financial statements to account for and correct the foregoing adjustments. Therefore, with this Annual Report on Form 10-K, the Company is filing its restated audited financial statements for each of the years of 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003.

      The effect of these changes on the Consolidated Balance Sheets, Consolidated Statement of Operations and Consolidated Statements of Cash Flows, are set forth below:

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002			December 31, 2001
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$865	$—	$865	$477	$—	$477
Accounts receivable — trade (1)	14,970	(6,522)	8,448	12,905	(4,329)	8,576
Accounts receivable - Virbac S.A. and subsidiaries	289	—	289	1,170	—	1,170
Inventories (2)	12,022	(1,189)	10,833	13,932	(793)	13,139
Inventories on consignment (1)	—	2,064	2,064	—	2,437	2,437
Deferred income taxes (3)	662	(662)	—	2,535	(2,535)	—
Prepaid expenses	1,479	(140)	1,339	1,233	(57)	1,176
Other current assets	656	(13)	643	105	56	161

Total current assets	30,943	(6,462)	24,481	32,357	(5,221)	27,136

Property, plant and equipment, net	12,841	(29)	12,812	12,659	(23)	12,636
Goodwill, net (3)	3,266	1,560	4,826	3,266	4,179	7,445
Intangibles, net (4)	6,497	(3,580)	2,917	3,886	(3,570)	316
Deferred income taxes (3)	1,886	(1,886)	—	1,885	(1,885)	—
Other assets	278	(69)	209	315	(57)	258

Total assets	$55,711	$(10,466)	$45,245	$54,368	$(6,577)	$47,791

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving lines of credit
and notes payable	$4	$6,850	$6,854	$600	$9,700	$10,300
Checks outstanding in excess of funds on deposit	1,157	—	1,157	1,146	—	1,146
Accounts payable — trade	3,330	1	3,331	3,913	(1)	3,912
Accounts payable — Virbac S.A. and subsidiaries	119	—	119	982	—	982
Sales related and product replacement reserves (5)	363	2,365	2,728	50	1,488	1,538
Accrued expenses (7)	3,368	729	4,097	1,745	669	2,414

Total current liabilities	8,341	9,945	18,286	8,436	11,856	20,292

Notes payable (6)	6,862	(6,852)	10	9,700	(9,700)	—
Unearned product license fees	5,916	—	5,916	5,395	—	5,395

Total liabilities	21,119	3,093	24,212	23,531	2,156	25,687

Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	222	—	222	221	—	221
Additional paid-in capital	35,287	(396)	34,891	34,938	(273)	34,665
Treasury stock at cost	(80)	—	(80)	(105)	—	(105)
Accumulated deficit	(837)	(13,163)	(14,000)	(4,217)	(8,460)	(12,677)

Total shareholders’ equity	34,592	(13,559)	21,033	30,837	(8,733)	22,104

Total liabilities and shareholders’ equity	$55,711	$(10,466)	$45,245	$54,368	$(6,577)	$47,791

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Restated to reflect revenue recognition adjustments.

(2)	Restated to properly reflect inventory obsolescence reserves and revenue recognition adjustments.

(3)	Restated to reflect the deferred tax valuation allowance related to the Agri-Nutrition merger in 2000 and the impairment of the Consumer Brand segment goodwill in 2002.

(4)	Restated to write-off certain intangibles.

(5)	Restated to reflect sales related and product replacement reserves.

(6)	Restated to classify borrowings under the Credit Agreement as current.

(7)	Restated to correct miscellaneous accounting accruals.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share)

	Year ended December 31, 2002			Year ended December 31, 2001
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net revenues (1)	$63,752	$(2,829)	$60,923	$60,628	$(3,684)	$56,944
Cost of goods sold (2)(3)	36,317	786	37,103	35,898	(1,584)	34,314

Gross profit	27,435	(3,615)	23,820	24,730	(2,100)	22,630

Operating expenses:
Selling, general and administrative (3)	16,380	357	16,737	16,404	760	17,164
Research and development (3)	2,950	107	3,057	2,997	480	3,477
Warehouse and distribution (3)	2,297	17	2,314	2,215	5	2,220

Total operating expenses	21,627	481	22,108	21,616	1,245	22,861

Income (loss) from operations	5,808	(4,096)	1,712	3,114	(3,345)	(231)
Interest expense (3)	(329)	(37)	(366)	(596)	(57)	(653)
Other income	—	—	—	3	—	3

Income (loss) before income tax expense	5,479	(4,133)	1,346	2,521	(3,402)	(881)
Income tax expense (4)	(2,099)	1,738	(361)	(1,211)	1,195	(16)

Income (loss) before cumulative effect of change in accounting principle	3,380	(2,395)	985	1,310	(2,207)	(897)
Cumulative effect of change in accounting principle (5)	—	(2,308)	(2,308)	—	—	—

Net income (loss)	$3,380	$(4,703)	$(1,323)	$1,310	$(2,207)	$(897)

Basic income (loss) per share before cumulative effect of change in accounting principle	$0.15		$0.04	$0.06		$(0.04)
Cumulative effect of change in accounting principle	$—		$(0.10)	$—		$—

Basic income (loss) per share	$0.15		$(0.06)	$0.06		$(0.04)

Basic shares outstanding	22,115		22,115	22,038		22,038

Diluted income (loss) per share before cumulative effect of change in accounting principle	$0.15		$0.04	$0.06		$(0.04)
Cumulative effect of change in accounting principle	$—		$(0.10)	$—		$—

Diluted income (loss) per share	$0.15		$(0.06)	$0.06		$(0.04)

Diluted shares outstanding	22,774		22,774	22,558		22,038

(1)	Restated to reflect revenue recognition adjustments and sales related reserves.

(2)	Restated to properly reflect inventory obsolescence reserves, revenue recognition adjustments and product replacement reserves.

(3)	Restated to reclassify promotional expenses related to sales incentives as selling, general and administrative expenses, reflect the impairment of intangibles, correct miscellaneous accounting accruals, and to restate research and development expenses improperly treated as an indefinite lived asset.

(4)	Restated to reflect the deferred tax valuation allowance related to the Agri-Nutrition merger in 2000.

(5)	Restated to reflect the impairment of goodwill.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31, 2002
	As reported	Adjustments	As restated
Operating activities
Net income (loss)(1)	$3,380	$(4,703)	$(1,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle (6)	—	2,308	2,308
Provision for excess and obsolete inventories (4)	364	640	1,004
Depreciation and amortization	1,383	2	1,385
Provision for doubtful accounts	125	20	145
Recognition of unearned product license fees	(129)	—	(129)
Provision for sales related reserves (5)	—	1,319	1,319
Deferred tax provision	—	311	311
Recognition of deferred tax expense (2)	1,994	(1,994)	—
Issuance of stock to directors as compensation	63	—	63
Loss on disposal of assets	12	14	26
Receipt of product license fees	650	—	650
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable (3)	(1,309)	2,173	864
Decrease in inventories (7)	1,546	(245)	1,301
Decrease in consigned inventories (7)	—	374	374
Increase in prepaid expenses and other assets (10)	(797)	201	(596)
Decrease in accounts payable	(1,445)	—	(1,445)
Decrease in sales related reserves (5)	—	(129)	(129)
Increase in accrued expenses (10)	1,936	(252)	1,684

Net cash provided by operating activities	7,773	39	7,812

Investing activities
Purchase of property, plant and equipment	(1,504)	—	(1,504)
Acquisition of product license rights	(2,683)	—	(2,683)
Other	38	(38)	—

Net cash used in investing activities	(4,149)	(38)	(4,187)

Financing activities
Net repayments under revolving line of credit (9)	—	(3,446)	(3,446)
Proceeds from revolving line of credit and notes payable (9)	11,921	(11,911)	10
Repayment of revolving line of credit and notes payable (9)	(15,356)	15,356	—
Change in outstanding checks in excess of funds on deposit	10	—	10
Issuance of common stock	189	—	189

Net cash used in financing activities	(3,236)	(1)	(3,237)

Increase in cash and cash equivalents	388	—	388
Cash and cash equivalents, beginning of period	477	—	477

Cash and cash equivalents, end of period	$865	$—	$865

Supplemental disclosure of cash flow information:
Cash paid for interest	$347		$347
Cash paid for income taxes	$126		$126

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31, 2001
	As reported	Adjustments	As restated
Operating activities
Net income (loss)(1)	$1,310	$(2,207)	$(897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for excess and obsolete inventories (4)	364	516	880
Depreciation and amortization	1,640	139	1,779
Provision for doubtful accounts	312	(100)	212
Provision for sales related reserves (5)	—	175	175
Provision for impairment (8)	—	290	290
Deferred tax provision (2)	1,189	(1,189)	—
Issuance of stock to directors as compensation	21	—	21
Loss on disposal of assets	103	(36)	67
Receipt of product license fees	150	(5)	145
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable (3)	(6,161)	3,672	(2,489)
Decrease in inventories (7)	194	321	515
Increase in consigned inventories (7)	—	(2,313)	(2,313)
Decrease (increase) in prepaid expenses and other current assets (10)	104	(197)	(93)
Increase in accounts payable (10)	992	107	1,099
Decrease in sales related reserves (5)	—	(195)	(195)
Decrease in accrued expenses (10)	(430)	220	(210)

Net cash used in operating activities	(212)	(802)	(1,014)

Investing activities
Purchase of property, plant and equipment	(1,331)	—	(1,331)
Acquisition of product license rights	(628)	505	(123)
Proceeds from the sale of property, plant and equipment	(294)	297	3

Net cash used in investing activities	(2,253)	802	(1,451)

Financing activities
Net borrowings under revolving line of credit (9)	—	2,805	2,805
Proceeds from revolving line of credit and notes payable (9)	13,816	(13,816)	—
Repayment of revolving line of credit and notes payable (9)	(11,109)	11,011	(98)
Change in outstanding checks in excess of funds on deposit	(109)	—	(109)
Issuance of common stock	40	—	40
Issuance of treasury stock	32	—	32

Net cash provided by financing activities	2,670	—	2,670

Increase in cash and cash equivalents	205	—	205
Cash and cash equivalents, beginning of period	272	—	272

Cash and cash equivalents, end of period	$477	$—	$477

Supplemental disclosure of cash flow information:
Cash paid for interest	$598		$598
Cash paid for income taxes	$78		$78

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Restated as discussed in the consolidated statements of operations.

(2)	Restated due to a re-establishment of a deferred tax valuation allowance.

(3)	Restated to reflect revenue recognition adjustments.

(4)	Restated to reflect inventory obsolescence reserves.

(5)	Restated to reflect sales related reserves.

(6)	Restated to reflect the impairment of goodwill.

(7)	Restated to reflect adjustment to inventory due to revenue recognition adjustments.

(8)	Restated to reflect the impairment of intangibles.

(9)	Restated to classify the Credit Agreement as current and reflect net borrowing activity.

(10)	Restated to reflect corrections of miscellaneous accounting accruals.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Commitments and Contingencies

Legal Proceedings

      Virbac is a party to various claims and litigation, the significant items of which are discussed below. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results.

      Putative Securities Class Action Litigation

      On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act (“Rule 10b-5”), and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the court appointed lead counsel for the plaintiffs.

      On September 10, 2004, plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”), asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) under the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. Plaintiffs generally allege in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Company’s Common Stock sharply declined, allegedly damaging plaintiffs. Plaintiffs seek to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the court may deem just and proper.

      Virbac believes that it has meritorious defenses to the plaintiffs’ claims, and it filed a motion to dismiss the Amended Complaint on December 10, 2004, as did defendants Bell and Rougraff. Defendants VBSA and Boissy filed a joint motion to dismiss on December 14, 2004. On February 11, 2005, plaintiffs filed a consolidated opposition against all defendants’ motions to dismiss. On March 11, 2005, Virbac, Bell, and Rougraff each filed separate replies to plaintiffs’ consolidated opposition. Defendants VBSA and Boissy filed a joint reply on March 11, 2005.

      At the present time, Virbac is unable to predict the outcome of the lawsuit and cannot provide an estimate of losses likely to be incurred in connection with it, or its financial impact, if any.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Shareholder Derivative Lawsuit

      On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits derivatively on behalf of the Company against Virbac, as a nominal defendant, and Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors and Joseph A. Rougraff, a former officer of the Company. These two lawsuits have been consolidated in the United States District Court for the Northern District of Texas, Fort Worth Division. On December 3, 2004, the court appointed lead counsel for plaintiffs. On March 1, 2005, plaintiffs filed a consolidated amended derivative shareholder complaint (the “Amended Derivative Complaint”), asserting all claims against: defendants Bell and Rougraff for improper financial reporting under the Sarbanes-Oxley Act of 2002 (“SOX”); all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.

      Plaintiffs generally allege in the Amended Derivative Complaint that the individual defendants caused Virbac to issue financial statements, press releases, and other public statements that were false and materially misleading, caused Virbac to miss required financial reporting deadlines under SOX, and sold stock on inside information. As a result, plaintiffs allege, the Company’s market capitalization and share price were severely devalued; the Company was subjected to a formal investigation and a potential civil action brought by the SEC; the Company faces tens of millions of dollars in legal, accounting, and other professional fees; and the Company’s overall credibility, reputation, and goodwill were irreparably damaged. Plaintiffs seek, on behalf of nominal defendant Virbac, to recover monetary compensation, including a disgorgement of all profits and bonuses the defendants allegedly earned in the relevant time period, as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the court may deem just and proper.

      Virbac has until May 2, 2005 to file a responsive pleading. At the present time, Virbac is unable to predict the outcome of the lawsuit and cannot provide an estimate of losses likely to be incurred in connection with it, or its financial impact, if any.

      Virbac intends to defend vigorously against the putative shareholder class action and shareholder derivative lawsuits. Virbac cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company or on its operations. The Company has notified its insurance carriers of these lawsuits and submitted expenses incurred in defending the lawsuits as claims under the relevant insurance policies.

      SEC Investigation

      On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred. The Company, its officers, directors and employees have, under a directive from the Company’s Board of Directors, cooperated with the SEC in its investigation.

      On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intends to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company has been in settlement discussions with the staff of the SEC regarding the terms of a proposed settlement of the previously announced investigation. The proposed settlement, which the staff has indicated that they intend to recommend that the SEC accept, includes the following principal terms:

•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.

      As a result of these settlement discussions, the Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the civil money penalty that may be assessed in connection with the proposed settlement. The proposed settlement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved.

      Additionally, the staff of the SEC has also notified the Company that, if the Company does not file its periodic reports for fiscal year 2004 with the SEC on or before August 31, 2005, the staff of the SEC may recommend that the SEC institute an administrative proceeding to deregister the Common Stock pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended. The Company continues to cooperate with the SEC in connection with its investigation.

Operating Leases

      The Company leases facilities and certain machinery under non-cancelable operating leases that expire at various dates through June 2008. Future lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

(In thousands)

2004	$189
2005	105
2006	27
2007	11
2008	2

Total minimum lease payments	$334

      Total rent expense under operating leases was $338,000, $374,000 and $442,000 in 2003, 2002 and 2001, respectively.

Acquisition of Licensing Rights

      In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totalling $3.2 million for such rights. These payments have been recorded as research and development expenses when paid since the products underlying the licensing rights were not approved for marketing by the Food and Drug Administration at time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs are recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, approximately $954,000 had been incurred through December 31, 2003.

Pfizer Agreement

      In 2000, the Company entered into an agreement with Pfizer to sublicense to Pfizer the Company’s North American distribution rights for two equine products. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003 and, accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized approximately $434,000 and $34,000 of revenue during 2003 and 2002, respectively.

Environmental

      PM Resources, Inc. is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri requiring investigation and remediation of historic contamination at its Bridgeton, Missouri facility. The majority of the costs of investigation and remediation have already been incurred and reimbursed pursuant to third party indemnity obligations. The Company has requested and received reimbursement for costs incurred of $397,000 through 2003. The Company expects that all future remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order will have a material adverse effect on the Company. Further, management believes that the Company is in substantial compliance with all applicable local, state and federal environmental laws and regulations, and that resolution of the environmental issues contained in this paragraph will have no material adverse effect on the Company’s financial position, cash flows, or results of operations.

Adjustment of the Merger Shares

      In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab, until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such Agri-Nutrition options and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current shareholders. As of December 31, 2003, 181,500 pre-Merger options were

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding. In 2003, approximately 40,000 shares of Common Stock were issued from the exercise of pre-Merger options. As a result, approximately 60,000 shares are currently owed to Interlab for the pre-Merger options exercised in 2003 and are to be issued in 2005. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these pre-merger obligations since the use of treasury shares does not dilute VBSA’s indirect ownership interest.

Delmarva Acquisition

      As more fully described below in Note 5, the Company purchased 100% of the outstanding shares of the common stock of Delmarva Laboratories, Inc. (“Delmarva”) for a base purchase price of $2.5 million in cash and an additional contingent purchase consideration of up to $2.5 million. The purchase agreement provides that the contingent consideration will be paid in increments based upon the attainment of several performance thresholds of the products purchased. The various stated performance thresholds generally include the registration and revenue goals of a product right purchased, as well as gross profit milestones within a specified time period for the other products purchased.

      No contingency payments were earned or payable as of December 31, 2003 under the terms of the Delmarva purchase agreement. During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 is owed by the Company to the prior shareholders of Delmarva. Based on the Company’s most recent fair market valuation of Delmarva and product performance, the Company expects that it will pay the full balance of the contingent consideration under the terms of the agreement.

Note 5. Acquisitions

      During 2003, the Company completed two acquisitions in order to expand its pharmaceutical product offerings, leverage its distribution channel and increase its overall product portfolio. These acquisitions are detailed below.

      Delmarva Acquisition

      On August 15, 2003, the Company completed the acquisition of Delmarva. Delmarva’s product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Biomox® (amoxicillin) tablets and suspension. The Company also received as part of the Delmarva acquisition, the FDA product registrations for Clintabs™ tablets and Clinsol™ liquid, which are products containing the antibiotic clindamycin. The Company determined that all of the product rights acquired are finite lived intangible assets with no residual values and assigned an estimated weighted-average amortization period of 32 years.

      The Company paid approximately $2.6 million in cash, which includes $0.1 million in transaction costs. In accordance with SFAS No. 141, the Company accounted for this transaction under the purchase method and, at the date of acquisition, recorded a liability of $2.2 million in the Consolidated Balance Sheet at December 31, 2003 for the excess of the estimated fair value of the acquired net assets over the initial cash payment. As the contingencies resolve, any amounts paid related to the contingencies will reduce the liability booked at the acquisition date and amounts paid in excess of the liability will be reflected as an increase to goodwill. Any remaining liabilities after all contingencies resolve will be allocated as a pro rata reduction of the amounts assigned to the assets acquired with any amounts that remain after reducing those assets to zero recognized as an extraordinary gain.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Delmarva are recorded at the date of acquisition, at their respective fair values. Accordingly, the results of operations of Delmarva are included in the Company’s financial statements beginning August 15, 2003. The Delmarva acquisition was funded with cash and with borrowings under Virbac’s Credit Agreement with First Bank, dated as of September 7, 1999, as amended (the “Credit Agreement”).

      The following table summarizes the estimated fair market value, as determined by independent valuations and supported by internal studies, of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Product rights	$4,760
Working capital	(5)

Estimated fair value of acquired net assets	4,755
Liability related to contingent consideration	2,173

Cash consideration	$2,582

      King Acquisition

      On September 8, 2003, the Company completed the acquisition of assets relating to the animal health products of King Pharmaceuticals, Inc. (“King”) for a purchase price of $15.2 million in cash. The acquired assets include certain product assets, unfilled customer orders, inventories, manufacturing equipment and intellectual property. The product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement, Pancrezyme®, Tumil-K®, Uroeze® and Ammonil®. The Company determined that all of the product rights acquired are finite lived intangible assets with no residual values and assigned an estimated weighted-average amortization period of 24 years.

      The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of King are included in the Company’s financial statements beginning September 8, 2003. The acquisition was funded with cash on hand and additional borrowings under the Company’s Credit Agreement.

      The following table summarizes the estimated fair value, as determined by independent valuations and supported by internal studies, of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Inventory	$133
Unfilled customer orders	520
Product rights	13,630
Property, plant and equipment	196
Goodwill	745

Cash consideration	$15,224

      In accordance with SFAS No. 142, goodwill recorded in the King acquisition, which is deductible for income tax purposes, will not be amortized. The goodwill will be tested annually for impairment.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information

      The following unaudited pro forma information below sets forth summary results of operations as if the acquisition of King (acquired September 8, 2003) had occurred on January 1, 2002, after giving effect to certain adjustments, primarily interest expense and amortization of intangibles. The effect on the results of operations of the Delmarva acquisition are considered not significant and are not presented. The following pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition occurred on January 1, 2002 or of results which may occur in the future (in thousands, except per share amounts):

Virbac Corporation
Pro Forma Condensed Combined Statements of Operations

	Year Ended December 31,
	2003	2002
Net revenue	$69,827	$66,566
Cost of goods sold	42,704	38,855

Gross profit	27,123	27,711
Operating expenses	31,002	24,153

(Loss) income from operations	(3,879)	3,558
Interest and other expense	(1,351)	(1,085)
Income tax expense	(84)	(361)
Cumulative effect of change in accounting principle	—	(2,308)

Net loss	$(5,313)	$(196)

Loss per share:
Basic loss per share	$(0.24)	$(0.01)

Diluted loss per share	$(0.24)	$(0.01)

Basic shares outstanding	22,234	22,115
Diluted shares outstanding	22,234	22,774

Note 6. 2003 Facility Closure

      In the first quarter of 2003, the Company closed its leased Harbor City, California manufacturing facility and moved the production at that facility to its Fort Worth, Texas facility. The Harbor City facility manufactured primarily oral hygiene products. The costs to close the facility were approximately $333,000 and consisted mostly of leasehold improvement write-offs and costs to transfer existing equipment and inventory to the Fort Worth facility. These costs were recorded in selling, general and administrative expenses of the Veterinary and Consumer Brand segments during the first and second quarter of 2003, when the liability to close the plant was incurred.

Note 7. Inventories

      Inventories consist of the following:

	December 31,
(In thousands)	2003	2002
		(As restated)
Raw materials	$7,544	$5,161
Finished goods	9,528	7,470

	17,072	12,631
Less — reserve for excess and obsolete inventories	(3,894)	(1,798)

	$13,178	$10,833

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
(In thousands)	2003	2002
		(As restated)
Land	$3,330	$3,380
Building and leasehold improvements	7,333	7,897
Production equipment	7,213	6,159
Vehicles	15	15
Furniture and fixtures	898	871
Computer equipment and software	1,179	1,198

	19,968	19,520
Less — accumulated depreciation	(7,470)	(6,708)

	$12,498	$12,812

      In 2003, 2002 and 2001, depreciation expense was $1.4 million, $1.3 million and $1.2 million, respectively.

Note 9. Goodwill and Other Intangible Assets

      Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 and effective January 1, 2002 the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents and certain product rights have determinable lives, while trademarks have indefinite lives.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year period, is as follows:

Year Ended
(In thousands, except per share amounts)	December 31, 2001
(As restated)
Net loss:
Reported net loss	$(897)
Goodwill amortization	631

Adjusted net (loss) income	$(266)

Basic loss per share:
Reported loss per share	$(0.04)
Goodwill amortization	0.03

Adjusted net (loss) income per share	$(0.01)

Diluted loss per share:
Reported loss per share	$(0.04)
Goodwill amortization	0.03

Adjusted net (loss) income per share	$(0.01)

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments identified in Note 17. “Segment and Related Information.” This methodology differs from the Company’s previous policy, as provided under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill was recoverable.

      Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a non-cash charge of $2.3 million to reduce the carrying value of goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using a discounted cash flow methodology.

      The Company performed its annual impairment tests on the remaining goodwill during the fourth quarter of 2003 and 2002 and found no evidence of impairment.

      In performing its impairment testing on other intangible assets, the Company determined that certain intangible assets with determinable lives and certain intangible assets with indefinite lives were impaired as they were no longer utilized. For the years 2003, 2002, and 2001, the Company charged $9,000, $3,000 and zero, respectively, to expense related to impaired patents and product rights with determinable lives and $36,000, zero and $15,000, respectively, to expense related to impaired trademark rights with indefinite lives. The impairment charges by segment were $12,000 in the Consumer Brand segment and $51,000 in the Veterinary segment. The impairment amounts were recorded to selling, general and administrative expenses in the Consolidated Statements of Operations.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Goodwill and other intangibles, net consist of the following:

Goodwill, net:

(In thousands)	Veterinary
Segment
December 31, 2002 (As restated)	$4,826
King acquisition	745

December 31, 2003	$5,571

Acquired Intangible Assets:

	As of December 31,
	2003		2002
(In thousands)			(As restated)
		Accumulated	Gross carrying	Accumulated
	Gross carrying amount	amortization	amount	amortization
Intangible assets subject to amortization:
Patents	$92	$(36)	$175	$(30)
Product rights	21,069	(596)	2,399	(50)
Intangible assets not subject to amortization:
Trademarks	692	(132)	553	(130)

Total intangible assets	$21,853	$(764)	$3,127	$(210)

      During 2002, the Company acquired the rights to a new anti-puritic product for $1.5 million. The product is patented, and, accordingly, is being amortized over the expected period of benefit, 15 years. In addition, the Company modified its agreement with the patent holder of its oral hygiene products. The original agreement required the Company to pay a royalty for each unit of product sold. The Company satisfied all future royalty payments by making a lump sum payment of $0.7 million which will be amortized over the expected period of benefit, 15 years. Other additions to intangible assets included approximately $0.5 million for various trademark related expenditures.

      In connection with the acquisitions described in Note 5, the Company acquired $18.4 million of product rights, all of which have finite lives and are subject to amortization. The Company also recorded contingent consideration of $2.2 million in connection with the Delmarva acquisition and $0.7 million of goodwill in connection with the assets purchased from King. The acquired goodwill will not be subject to amortization but instead evaluated for impairment on an annual basis.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Amortization expense for the year ended December 31, 2003 was $641,000. Amortization expense for each of the next five years is expected to be (in thousands):

2004	$928
2005	928
2006	928
2007	928
2008	928

Total amortization	$4,640

Note 10. Borrowings Under Revolving Lines of Credit and Notes Payable

(In thousands)	December 31,
	2003	2002
		(As restated)
Credit Agreement with a financial institution up to $30.0 million, varying interest rate based on covenant ratios (see below)	$25,354	$6,850
Installment credit loan due September 2006	10	14

Total debt	25,364	6,864
Less current portion	(25,357)	(6,854)

Notes payable	$7	$10

      Funding availability under the Credit Agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement. As of December 31, 2003 and 2002 the interest rate on the loans under the Credit Agreement is 4.75% and 3.25%, respectively and there was $470,000 in letters of credit outstanding under the Credit Agreement at December 31, 2003.

      On August 7, 2002, the Credit Agreement was amended to extend the expiration date to July 31, 2005, and to increase the amount available under the facility from $10.8 million to $12.0 million. On August 11, 2003, an additional amendment was made to the Credit Agreement increasing the amount available under the facility from $12.0 million to $14.5 million. The existing maturity date of the Credit Agreement, July 31, 2005, was left unchanged. The increased availability was used to fund the acquisition of Delmarva.

      On September 3, 2003, a further amendment to the Credit Agreement was entered into for the purpose of increasing the amount available under the facility from $14.5 million to $30.0 million and to accelerate the maturity date from July 31, 2005 to February 27, 2004. The increased borrowings were used to fund the acquisition of the animal health products of King.

      In the fourth quarter of 2003, Virbac notified its lenders that the Company would not meet the September 30, 2003 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 10-Q reporting period

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

covenant. The waiver expired on February 10, 2004. Subsequent to this date the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004.

      On April 9, 2004, the Company entered into a Forbearance Agreement under its Credit Agreement (the “Forbearance Agreement”) with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.

      The Company agreed that during the standstill period it would pay to the lenders additional principal payments to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base, as defined under the Credit Agreement. On May 10, 2004, the Company entered into an amendment to the Forbearance Agreement with its lenders for the purpose of reducing the amount available under the Credit Agreement from $30.0 million to $20.0 million and extending the standstill period termination date to August 9, 2004. The standstill period has currently been extended to May 6, 2005. Other key terms under the Forbearance Agreement include interest at prime plus 1% and compliance with certain key financial covenants. The Company is currently in compliance with all covenants under the Forbearance Agreement and at February 28, 2005 had $2.6 million available under the Credit Agreement.

      In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in the first half of 2004, executed three secured subordinated promissory notes with VBSA (“the VBSA Notes”), its indirect majority stockholder. The total borrowings under the VBSA Notes are $9.0 million and each VBSA Note has an expiration date of October 9, 2005. Under the terms of the subordinated promissory notes, interest accrues at a base rate of 5.5% per year, which is adjusted monthly based on the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the notes.

      The Company’s cash requirements during 2004, and continuing into early 2005, have been unusual due to elevated legal and accounting fees associated with the internal investigation initiated by the Audit Committee in late 2003, the re-audit of the Company’s historical financial statements and the legal costs associated with the SEC investigation and the shareholder lawsuits. To date the Company has been able to fund these additional cash requirements from operating cash, the additional borrowings provided by VBSA and insurance coverage provided by its Directors and Officers insurance policy.

      While the Company’s cash flow from operations has been sufficient to fund its normal cash requirements, there can be no assurance the Company has sufficient capital to continue to fund the ongoing unusual cash requirements. The Company does not currently have sufficient cash on hand nor does it anticipate it will have sufficient cash to repay its borrowings due to VBSA at the current maturity date of October 9, 2005. The Company expects that it will be able to negotiate an extension to the Forbearance Agreement or a new Credit Agreement with its lenders before May 6, 2005, once it has corrected its reporting requirements with the SEC, however there can be no assurance the Company’s lenders will agree to either of these arrangements.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Common Stock Transactions

      In 2002, under certain anti-dilution provisions of the Merger Agreement, the Company issued 52,061 shares of Common Stock to Interlab. Due to the issuance of approximately 40,000 shares of Common Stock from the exercise of pre-Merger options during 2003, the Company is to issue approximately 60,000 shares of Common Stock to Interlab. These shares are to be issued in 2005. No shares were due or issued to Interlab in 2001 under such anti-dilution provisions. During 2003, 2002 and 2001, the Company also issued 9,000, 6,000 and 12,000 shares, respectively, of Common Stock to certain directors as part of their compensation for serving on the Company’s Board of Directors. The Company charges as expense the closing value of the shares on the date they are granted to the directors. The shares granted to the directors will dilute earnings per share. The Company had several treasury stock transactions related to the issuance and purchase of shares of stock associated with the activity of its Incentive Stock Option Plan and for compensation to directors.

Note 12. Stock Options

      As of December 31, 2003 the Company has stock options outstanding under two option plans. The two plans include the 1994 Incentive Stock Plan, which has options outstanding but is inactive with respect to new option grants, and the Virbac Corporation Incentive Stock Plan (collectively, the “Incentive Stock Plans”), which became inactive with respect to new option grants on March 7, 2005.

      Under the terms of the Company’s Incentive Stock Plans, officers and certain other employees were granted options to purchase the Common Stock at the closing market price on the date that the option was granted. For the years ended December 31, 2003, 2002 and 2001, options granted under the plans were 305,000, 113,000 and 203,000, respectively. Options generally vest over three years and have a maximum term of ten years. At December 31, 2003, a total of 270,000 shares were reserved for issuance under the plans.

      A summary of the Incentive Stock Plans’ activity for the years shown is as follows:

		Weighted Average Exercise
	Options	Price
Balance, December 31, 2000	636,265	$1.86
Granted	202,500	3.44
Exercised	(46,066)	1.60
Forfeited and canceled	(44,100)	2.77

Balance, December 31, 2001	748,599	2.25
Granted	112,841	5.02
Exercised	(121,475)	2.25
Forfeited and canceled	(38,219)	3.61

Balance, December 31, 2002	701,746	2.63
Granted	304,858	5.85
Exercised	(57,857)	2.00
Forfeited and canceled	(12,500)	4.89

Balance, December 31, 2003	936,247	3.68

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected volatility	88.4%	91.5%	95.8%
Risk-free interest rate	4.3%	3.9%	5.2%
Expected life (in years)	6.9	6.4	7.0

      The following table summarizes information for stock options outstanding and exercisable at December 31, 2003:

		Weighted Average		Exercisable
					Weighted
Range of Exercise					Average
Price	Number Outstanding	Remaining Life	Exercise Price	Number Outstanding	Exercise Price
$1.25 - $1.59	297,500	3.7	$1.45	297,500	$1.45
$2.03 - $2.94	95,500	5.9	2.71	95,500	2.71
$3.25 - $3.91	131,666	7.1	3.40	84,835	3.41
$4.45 - $5.00	107,723	8.2	4.98	48,639	4.97
$5.20 - $7.35	303,858	9.3	5.84	1,836	5.27

	936,247			528,310

Note 13. Income Taxes

      The Company has recognized a net income tax provision as follows:

	December 31,
(In thousands)	2003	2002	2001
		(As restated)	(As restated)
Current Federal	$50	$—	$16
State	34	50	—

Total current	84	50	16

Deferred Federal	—	283	—
State	—	28	—

Total deferred	—	311	—

Total	$84	$361	$16

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A reconciliation of the tax provision recorded for all periods to the amount computed using the applicable federal statutory income tax rate, as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
		(As restated)	(As restated)
Tax benefit (expense) at federal statutory rate	$(1,673)	$458	$(300)
Adjustment due to:
Non-deductible goodwill amortization	—	—	175
Non-deductible intangible amortization	21	—	—
State income taxes net of federal benefit	(153)	50	(2)
Valuation allowance	1,651	(175)	152
Fines and penalties	192	—	—
Other	46	28	(9)

Income tax expense	$84	$361	$16

      Currently, and in the foreseeable future as the Company incurs tax expense or benefit, an offsetting decrease or increase is generally recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The tax provision recorded by the Company in 2001 and 2003 principally represents state income tax expense. The tax provision recorded by the Company in 2002 principally represents the recognition of deferred tax assets related to Agri-Nutrition for which any changes are recorded as a reduction of goodwill.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2003	2002
		(As restated)
Deferred tax assets:
Tax in excess of book goodwill	$2,663	$2,907
Net operating loss carryforwards	1,069	1,934
Inventory	1,975	1,021
Deferred income	2,188	603
Other accruals and reserves	1,273	1,272
Federal tax credits	163	112

Total deferred tax assets	9,331	7,849
Valuation allowance	(8,807)	(7,156)

Net deferred tax assets	524	693

Deferred tax liabilities:
Tax in excess of book depreciation	396	503
Prepaid expenses	128	190

Total deferred tax liabilities	524	693

Total net deferred tax assets	$—	$—

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Generally accepted accounting principles require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets. The Company has had cumulative losses for the three years ended December 31, 2003 and accordingly has established a full valuation allowance for its deferred tax assets. The Company will assess the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted, based on sustained profitable operating results. Of the $8.8 million valuation allowance at December 31, 2003, approximately $2.0 million related to the Company’s purchase of Agri-Nutrition and $0.4 million related to stock options. If the Company subsequently recognizes tax benefits associated with this $8.8 million valuation allowance, approximately $2.0 million will be released as a reduction of goodwill and $0.4 million will be released through paid-in capital and the remainder will represent an income tax benefit.

      The Company has available federal net operating loss carryforwards totaling approximately $2.8 million, which expire in the years 2018 to 2021. The Company also has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.2 million. The general business tax credits expire in the years 2005 to 2021; the alternative minimum tax carryforwards may be carried forward indefinitely.

Note 14. Employee Savings Plan

      The Company sponsors two 401(k) savings plans (the “Plans”). Former employees of Virbac, Inc. and non-union former employees of Agri-Nutrition participate in one plan, while union employees of PMR participate in a second plan. Substantially all employees of the Company may participate in one of the Plans, subject to certain eligibility and entry requirements. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% or 20% of the employees’ salaries, depending upon the Plan. The Plans permit various employer contributions. Employer contributions were $479,000, $452,000 and $283,000 for 2003, 2002 and 2001, respectively.

Note 15. Selected Quarterly Data (unaudited)

      The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements. This information has been derived from unaudited consolidated financial statements of Virbac that, in management’s opinion, reflect all recurring adjustments necessary to fairly present the Company’s financial information when read in conjunction with the Consolidated Financial Statements and notes thereto. This selected quarterly information has been restated for the first and second quarters of 2003 from previously reported information filed in its Quarterly Reports on Form 10-Q, and for all quarters of 2002 and 2001 from previously reported information filed in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as a result of the Restatement as discussed in Note 3.

      The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. Additionally, under accounting principles generally accepted in the U.S., quarterly computation of earnings per share are computed on a discrete period basis, and therefore, the sum of the basic and fully diluted earnings per share number for each of the four quarters of a year does not equal full-year basic and diluted earnings per share.

      The table below details restated unaudited quarterly results for each quarter for the last three years:

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Quarterly Period Ended
(In thousands, except	March 31, 2003			June 30, 2003
per share amounts)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net revenues	$15,437	$(1,154)	$14,283	$19,077	$(1,543)	$17,534
Cost of goods sold	9,404	(435)	8,969	10,128	447	10,575

Gross profit	6,033	(719)	5,314	8,949	(1,990)	6,959

Operating expenses:
Selling, general and administrative	5,340	187	5,527	4,887	221	5,108
Research and development	1,177	(43)	1,134	1,386	(150)	1,236
Warehouse and distribution	514	24	538	664	53	717

Total operating expenses	7,031	168	7,199	6,937	124	7,061
(Loss) income from operations	(998)	(887)	(1,885)	2,012	(2,114)	(102)
Interest expense	(66)	(9)	(75)	(86)	(13)	(99)

(Loss) income before income tax expense	(1,064)	(896)	(1,960)	1,926	(2,127)	(201)
Income tax (expense) benefit	405	(405)	—	(733)	733	—

Net (loss) income	$(659)	$(1,301)	$(1,960)	$1,193	$(1,394)	$(201)

(Loss) earnings per share:
Basic (loss) income per share	$(0.03)		$(0.09)	$0.05		$(0.01)

Diluted (loss) income per share	$(0.03)		$(0.09)	$0.05		$(0.01)

Basic shares outstanding	22,216		22,216	22,228		22,228
Diluted shares outstanding	22,216		22,216	22,833		22,228

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	Quarterly Period Ended
(In thousands, except	September 30,	December 31,
per share amounts)	2003	2003
Net revenues	$18,008	$17,252
Cost of goods sold	11,475	10,405

Gross profit	6,533	6,847

Operating expenses:
Selling, general and administrative	4,814	7,295
Research and development	1,015	1,562
Warehouse and distribution	657	338

Total operating expenses	6,486	9,195

Income (loss) from operations	47	(2,348)
Interest expense	(155)	(308)
Other income	—	5

Loss before income tax expense	(108)	(2,651)
Income tax expense	—	(84)

Net loss	$(108)	$(2,735)

Loss per share:
Basic loss per share	$—	$(0.12)

Diluted loss per share	$—	$(0.12)

Basic shares outstanding	22,244	22,249
Diluted shares outstanding	22,244	22,249

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Quarterly Period Ended
(In thousands, except	March 31, 2002			June 30, 2002
per share amounts)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net revenues	$15,889	$(1,440)	$14,449	$15,649	$(122)	$15,527
Cost of goods sold	9,081	(308)	8,773	8,767	364	9,131

Gross profit	6,808	(1,132)	5,676	6,882	(486)	6,396

Operating expenses:
Selling, general and administrative	4,119	135	4,254	4,354	59	4,413
Research and development	658	(25)	633	779	3	782
Warehouse and distribution	625	43	668	554	(4)	550

Total operating expenses	5,402	153	5,555	5,687	58	5,745

Income (loss) from operations	1,406	(1,285)	121	1,195	(544)	651
Interest expense	(100)	(13)	(113)	(98)	(12)	(110)
Other income	4	—	4	3	—	3

Income (loss) before income tax expense	1,310	(1,298)	12	1,100	(556)	544
Income tax expense	(524)	513	(11)	(440)	299	(141)

Income (loss) before cumulative effect of change in accounting principle:	786	(785)	1	660	(257)	403
Cumulative effect of change in accounting principle	—	(2,308)	(2,308)	—	—	—

Net income (loss)	$786	$(3,093)	$(2,307)	$660	$(257)	$403

Basic income per share before cumulative effect of change in accounting principle	$0.04		$—	$0.03		$0.02
Cumulative effect of change in accounting principle	$—		$(0.10)	$—		$—

Diluted income (loss) per share	$0.04		$(0.10)	$0.03		$0.02

Basic shares outstanding	22,073		22,073	22,106		22,106

Diluted income per share before cumulative effect of change in accounting principle	$0.03		$—	$0.03		$0.02
Cumulative effect of change in accounting principle	$—		$(0.10)	$—		$—

Diluted income (loss) per share	$0.03		$(0.10)	$0.03		$0.02

Diluted shares outstanding	22,667		22,667	22,905		22,905

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Quarterly Period Ended
(In thousands, except	September 30, 2002			December 31, 2002
per share amounts)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net revenues	$15,883	$199	$16,082	$16,331	$(1,466)	$14,865
Cost of goods sold	9,153	770	9,923	9,316	(40)	9,276

Gross profit	6,730	(571)	6,159	7,015	(1,426)	5,589

Operating expenses:
Selling, general and administrative	3,949	63	4,012	3,958	100	4,058
Research and development	630	111	741	883	18	901
Warehouse and distribution	527	(27)	500	591	5	596

Total operating expenses	5,106	147	5,253	5,432	123	5,555

Income from operations	1,624	(718)	906	1,583	(1,549)	34
Interest expense	(80)	(7)	(87)	(51)	(5)	(56)
Other expense	(1)	—	(1)	(6)	—	(6)

Income (loss) before income tax expense	1,543	(725)	818	1,526	(1,554)	(28)
Income tax expense	(596)	388	(208)	(539)	538	(1)

Net income (loss)	$947	$(337)	$610	$987	$(1,016)	$(29)

Earnings per share:
Basic income (loss) per share	$0.04		$0.03	$0.04		$—

Diluted income (loss) per share	$0.04		$0.03	$0.04		$—

Basic shares outstanding	22,116		22,116	22,164		22,164
Diluted shares outstanding	22,886		22,886	22,813		22,164

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Quarterly Period Ended
(In thousands, except	March 31, 2001			June 30, 2001
per share amounts)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net revenues	$14,987	$(396)	$14,591	$15,974	$393	$16,367
Cost of goods sold	9,027	44	9,071	9,424	100	9,524

Gross profit	5,960	(440)	5,520	6,550	293	6,843

Operating expenses:
Selling, general and administrative	3,614	140	3,754	4,098	138	4,236
Research and development	609	(9)	600	840	460	1,300
Warehouse and distribution	523	(3)	520	628	—	628

Total operating expenses	4,746	128	4,874	5,566	598	6,164

Income from operations	1,214	(568)	646	984	(305)	679
Interest expense	(167)	(20)	(187)	(173)	(13)	(186)
Other income (expense)	(29)	—	(29)	69	—	69

Income before income tax expense	1,018	(588)	430	880	(318)	562
Income tax expense	(437)	437	—	(383)	383	—

Net income	$581	$(151)	$430	$497	$65	$562

Earnings per share:
Basic income per share	$0.03		$0.02	$0.02		$0.03

Diluted income per share	$0.03		$0.02	$0.02		$0.02

Basic shares outstanding	22,029		22,029	22,031		22,031
Diluted shares outstanding	22,673		22,673	22,773		22,773

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Quarterly Period Ended
(In thousands, except	September 30, 2001			December 31, 2001
per share amounts)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net revenues	$14,695	$(780)	$13,915	$14,972	$(2,901)	$12,071
Cost of goods sold	8,518	(464)	8,054	8,929	(1,264)	7,665

Gross profit	6,177	(316)	5,861	6,043	(1,637)	4,406

Operating expenses:
Selling, general and administrative	4,335	77	4,412	4,357	405	4,762
Research and development	791	(21)	770	757	50	807
Warehouse and distribution	544	—	544	520	8	528

Total operating expenses	5,670	56	5,726	5,634	463	6,097

Income (loss) from operations	507	(372)	135	409	(2,100)	(1,691)
Interest expense	(150)	(12)	(162)	(106)	(12)	(118)
Other income (expense)	3	—	3	(40)	—	(40)

Income (loss) before income tax expense	360	(384)	(24)	263	(2,112)	(1,849)
Income tax expense	(154)	154	—	(237)	221	(16)

Net income (loss)	$206	$(230)	$(24)	$26	$(1,891)	$(1,865)

Earnings per share:
Basic income (loss) per share	$0.01		$—	$—		$(0.08)

Diluted income (loss) per share	$0.01		$—	$—		$(0.08)

Basic shares outstanding	22,040		22,040	22,052		22,052
Diluted shares outstanding	22,645		22,040	22,588		22,052

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Related Party Transactions

Transactions with VBSA

      In the ordinary course of business, the Company has engaged in various transactions with VBSA, which indirectly owns approximately 60% of the Common Stock. The significant transactions with VBSA and its related affiliates as of and for the three year period ended December 31, 2003, are summarized below.

Distribution Agreement

      On December 3, 1999, the Company entered into an agreement appointing VBSA and its affiliates as the sole and exclusive distributors of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. Under the terms of the distribution agreement, the Company can distribute directly to certain customers at the election of VBSA. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. Under the renewed terms of the distribution agreement, the Company agrees to provide manufacturing services to VBSA and VBSA agrees to use its best efforts to promote, sell and distribute Virbac’s products internationally. The current agreed purchase prices of the products are 12.6% over the Company’s current cost. During 2003, 2002 and 2001 Virbac recorded $1.2 million, $1.4 million and $1.1 million, respectively of product sales to VBSA and its affiliates under the terms of the distribution agreement.

Development and License Agreement

      On January 21, 2001, the Company entered into an agreement with VBSA to govern the apportionment of research and development costs, grant certain licenses and require the payment of royalties for existing and new products. This development and license agreement was in effect until December 31, 2004, and thereafter automatically renews for additional one-year terms unless terminated by written notice not less than 90 days prior to the beginning of any new one-year term. Under the terms of the development and license agreement, VBSA provides the Company with the exclusive rights, in the United States and Canada, to sell specified products that are currently in development or that were previously developed by VBSA. As consideration for the grant of certain licenses and the payment of research and development costs by VBSA, the Company shall pay VBSA a royalty of 6% of the net sales of certain existing products sold by the Company in the United States and Canada. In addition, the Company and VBSA provided each other with mutual licenses with respect to the sale, manufacture and distribution of certain newly developed products. The licensee, whether such licensee is the Company or VBSA, shall pay the licensor a royalty equal to 3% of the licensee’s net sales of and licensing revenues from generic new products (as defined in the agreement) and a royalty equal to 6% of the licensee’s net sales of and licensing revenues from proprietary new products (as defined in the agreement). In 2003, 2002 and 2001 the Company paid approximately $61,000, $179,000 and zero, respectively in royalty payments to VBSA and VBSA and made no royalty payments to the Company. The development and license agreement was amended to provide that Virbac pay a royalty of 2.5% on the net sales of livestock de-wormer products beginning January 1, 2002.

Supply Agreement

      On March 1, 2002, the Company entered into a supply agreement with VBSA pursuant to which VBSA agreed to manufacture, register, supply and provide quality assurance for certain specified health products containing regulated pesticides. This agreement is scheduled to remain in force until February

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28, 2007, unless terminated earlier by a written mutual consent of both parties. During 2003, 2002 and 2001 the Company paid VBSA $1.5 million, $0.6 million and $2.5 million, respectively for products under the supply agreement.

License Agreement — Pyriproxyfen

      On September 29, 2000, the Company entered into a license agreement with VBSA in order to grant VBSA a license of the U.S. patent rights of the Company in the use of Pyriproxyfen (“PPF”) as an ingredient in certain dog or cat foods. The Company granted to VBSA an exclusive license with the right to grant sublicenses to manufacture, use, distribute and sell PPF as an ingredient in dog and cat foods under U.S. Patent numbers 5,439,924 and 5,728,719 in the United States. In consideration for the license, VBSA agreed to pay the Company $80,000 upon its entrance into any sublicense agreement and an additional 40% of all cash payments received from any such sublicensee at the time of registration approval and launch of the PPF product. In addition, the license agreement requires VBSA to pay the Company 1.2% of the PPF product’s net sales made through the ethical sales channel and 0.8% of the net sales made through the over-the-counter sales channel. The license agreement remains in effect until the expiration date of the last patent held in the United States, or until terminated by either VBSA or the Company. During 2003, 2002 and 2001 the Company received no royalty payments from VBSA.

Sub License Agreement

      On April 5, 1999, the Company and VBSA entered into a Sub License Agreement pursuant to which VBSA granted Virbac the right to manufacture and market products that VBSA has licensed from Capulis S.A., a French corporation. Products subject to this agreement include micro-encapsulation processes applicable to veterinary products for dogs, cats, fish and veterinary dental care. Pursuant to this agreement, Virbac pays a 2% royalty to VBSA on sales. During 2003, 2002 and 2001 Virbac made approximately $86,000, $77,000 and $131,000 in royalty payments to VBSA under the terms of this agreement.

Trademark Agreement

      On April 2, 2003, the Company and VBSA agreed to allow each other, at no charge, the right of first refusal for use of their respective trademarks. The Companies have agreed to keep each other informed of any trademarks they maintain. While the Companies are currently honoring the terms of this arrangement, a formal written agreement has not yet been entered into. The Company expects to execute a formal written agreement prior to the end of 2005.

Directors and Officers Insurance Procurement Agreement

      VBSA acquired a 2004 Directors and Officers insurance policy for VBSA and the Company (the “D&O Policy”). The coverage limit of the D&O Policy is $5.0 million and the annual premium for such policy is $629,000. The Audit Committee has approved that 75% of this annual premium is to be paid by the Company.

Secrecy Agreements

      The Company has entered into various Secrecy Agreements with VBSA whereby the Company agrees to keep confidential any information disclosed to it by VBSA with regard to certain products and applications. The agreement terms are indefinite or expire when the confidential information is made available by its owner to the public.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment and Related Information

      The Company has three reportable segments. The Veterinary segment manufactures and distributes pet health products mainly to veterinary offices. The Consumer Brand segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market and the Contract Manufacturing segment manufactures and distributes animal health and specialty chemicals under private label brands and for third parties.

      Each segment uses the accounting policies described in Note 2. “Summary of Significant Accounting Policies”. In evaluating segment performance (excluding Contract Manufacturing), management focuses on income from operations. Accounts receivable are allocated by segment while all other assets remain unallocated. Management separately monitors the Contract Manufacturing results and total assets.

      The Company’s reportable segments utilize different channels of distribution, are managed separately, sell different products and have different marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated
As of and for the year ended December 31, 2003
Revenues from external customers	$29,831	$22,850	$14,396	$—	$67,077
Depreciation and amortization	613	68	925	403	2,009
Income (loss) from operations	4,273	1,080	2,930	(12,571)	(4,288)
Interest expense and other income	—	—	—	(632)	(632)
Income tax expense	—	—	—	(84)	(84)
Net loss	—	—	—	—	(5,004)

Total assets	3,870	2,240	13,906	45,129	65,145
Capital expenditures	—	—	725	598	1,323

As of and for the year ended December 31, 2002 (As restated)

Revenues from external customers	$28,726	$22,794	$9,403	$—	$60,923
Depreciation and amortization	56	59	898	372	1,385
Income (loss) from operations	6,342	206	1,043	(5,879)	1,712
Interest expense and other income	—	—	—	(366)	(366)
Income tax expense	—	—	—	(361)	(361)
Net loss	—	—	—	—	(1,323)

Total assets	12,620	1,973	15,752	14,900	45,245
Capital expenditures	—	—	830	674	1,504

As of and for the year ended December 31, 2001 (As restated)

Revenues from external customers	$24,377	$24,034	$8,533	$—	$56,944
Depreciation and amortization	220	77	886	596	1,779
Income (loss) from operations	6,127	4,124	(1,467)	(9,015)	(231)
Interest expense and other income	—	—	—	(650)	(650)
Income tax expense	—	—	—	(16)	(16)
Net loss	—	—	—	—	(897)

Total assets	6,286	2,481	12,357	26,667	47,791
Capital expenditures	—	—	652	679	1,331

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During 2003, 2002 and 2001, the Company sold its products in the U.S. and Canada. The Company also recognizes export sales for product sold to VBSA affiliates outside of North America. All property owned by the Company is located in the United States. The following table presents revenue by country based on location of the customer:

(In thousands)	2003	2002	2001
		(As restated)	(As restated)
United States	$63,747	$57,026	$53,551
Canada	1,118	1,892	1,631
Export	2,212	2,005	1,762

Total revenue	$67,077	$60,923	$56,944

Note 18. Subsequent Events

      On November 24, 2003, the Company announced that it expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued financial statements for the quarters ended March 31, 2003 and June 30, 2003. See Note 3. “Restatement of Consolidated Financial Statements.”

      Related to this announcement, on February 13, 2004, the SEC notified Virbac that it had commenced a formal investigation of the Company. Upon completion of its investigation the SEC informed the Company on January 10, 2005 that the staff intends to recommend to the Commission that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.

      The Company has been in settlement discussions with the staff of the SEC regarding the terms of a proposed settlement of the previously announced investigation. The proposed settlement, which the staff has indicated that they intend to recommend that the SEC accept, includes the following principal terms:

•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.

      As a result of these settlement discussions, the Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the civil money penalty that may be assessed in connection with the proposed settlement. The proposed settlement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved.

      The Company has been named as a defendant in various lawsuits related to the effect the Company’s past accounting practices had on its financial statements. See Note 4. “Commitments and Contingencies” for a further discussion with regard to legal proceedings.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As a result of its inability to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the Company’s Common Stock was delisted from the NASDAQ National Market, effective January 23, 2004.

      The Company intends to file a new listing application with NASDAQ once it has filed all necessary reports under the federal securities laws, including those on Form 10-Q and Form 10-K, with the SEC. Although the Company currently believes it will satisfy all relevant requirements for listing of its Common Stock on NASDAQ, there can be no assurance that its application will be approved, or, if approved, when the Common Stock will be re-listed for trading on NASDAQ.

      In the fourth quarter of 2003, Virbac notified its lenders that the Company would not meet the September 30, 2003 10-Q reporting period covenant under its Credit Agreement facility. Subsequently, as a result of this default, on April 9, 2004 the Company entered into a Forbearance Agreement with its lenders. Under the terms of the Forbearance Agreement, the Company has reduced its borrowings outstanding, has been required to pay a higher rate of interest and has been subject to certain operating and reporting covenants. The Company continues to operate under the terms of the Forbearance Agreement. In order to reduce the amount outstanding under the Credit Agreement, the Company executed three promissory notes with VBSA in April and June of 2004. The total borrowings under the VBSA notes is $9.0 million and currently mature on October 9, 2005. See Note 10 “Borrowings Under Revolving Lines of Credit and Notes Payable” for a further discussion of these items.

      In 2004 and into 2005, the Company’s ongoing cash requirements and operating expenses have been unusual due to elevated legal and accounting fees associated with the investigation launched by the Audit Committee, the Restatement of the Company’s historical financial statements and the legal costs associated with the SEC investigation and the shareholder lawsuits. To date the Company has been able to fund these additional cash requirements from operating cash, the additional borrowings provided by VBSA, and insurance coverage provided by its directors’ and officers’ insurance policy.

VIRBAC CORPORATION
SCHEDULE II — RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2001, 2002 and 2003

VIRBAC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2002 and 2003

(In thousands)
Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	other				End of
Description	of Year	Expenses	accounts		Deductions		Year
Year ended December 31, 2001 (As restated)
Inventory reserve	$583	$880	$39				$1,502
Allowance for doubtful accounts	101	212	—		191	(2)	122
Sales related reserves	1,558	103	—		180	(3)	1,481
Product replacement reserves	—	72	—		15	(4)	57
Deferred tax valuation reserve	7,355	—	181	(5)	—		7,536
Year ended December 31, 2002 (As restated)
Inventory reserve	$1,502	$1,004	$—		$708	(1)	$1,798
Allowance for doubtful accounts	122	145	—		132	(2)	135
Sales related reserves	1,481	877	—		—		2,358
Product replacement reserves	57	442	—		129	(4)	370
Deferred tax valuation reserve	7,536	—	—		380	(5)	7,156
Year ended December 31, 2003
Inventory reserve	$1,798	$2,353	$—		$257	(1)	$3,894
Allowance for doubtful accounts	135	80	—		86	(2)	129
Sales related reserves	2,358	127	—		117	(3)	2,368
Product replacement reserves	370	409	—		545	(4)	234
Deferred tax valuation reserve	7,156	—	1,651	(5)	—		8,807

(1) During the year inventory was removed from stock and destroyed.

(2) Accounts receivable were written off during the year because they were deemed to be uncollectible.

(3) Rebates, discounts or refunds for customer returns were allowed against customer receivable amounts.

(4) Customer product replaced upon expiration.

(5) Change in the deferred tax valuation.