Form 10-Q
period 2003-09-30
VIRBAC CORP
filed 2005-05-06
CIK 922814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-24312

VIRBAC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	43-1648680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Meacham Boulevard Fort Worth, Texas (Address of principal executive offices)	76137 (Zip Code)

Registrant’s telephone number including area code: (817) 831-5030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐     NO ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $0.01 par value	22,325,406 shares

VIRBAC CORPORATION
INDEX

		Page
Part I — Financial Information

Item 1.	Financial Statements (unaudited).
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (As restated)	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (As restated)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (As restated)	5
	Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2003	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	46
Item 4.	Controls and Procedures.	47

Part II — Other Information

Item 1.	Legal Proceedings.	52
Item 3.	Defaults Upon Senior Securities.	54
Item 6.	Exhibits and Reports on Form 8-K.	55
Signature		59
Stock Purchase Agreement
Amended and Restated By-Laws
Fifth Amendment to Credit Agreement
Waiver of September 30, 3002 10-Q Reporting Period from First Bank
Seventh Amendment to Credit Agreement
Secured Subordinated Promissory Note for $3,000,000
Secured Subordinated Promissory Note for $4,000,000
Forebearance Agreement
Amendment to Forebearance Agreement
Acknowledgement of Extended Maturity Date
Secured Subordinated Promissory Note for $2,000,000
Second Amendment to Forebearance Agreement
Third Amendment to Forbearance Agreement
Acknowledgment of 2005 Extended Maturity Date
First Amendment to Secured Subordinated Promissory Note
First Amendment to Secured Subordinated Promissory Note dated April 29, 2004
First Amendment to Secured Subordinated Promissory Note dated June 3, 2004
Amendment to Forebearance Agreement
Waiver
Fifth Amendment to Forbearance Agreement
Certification of the CEO Pursuant to Section 302
Certification of the CFO Pursuant to Section 302
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

Exhibit 31.1 –	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

VIRBAC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

Item 1. Financial Statements.

	September 30,	December 31,
	2003	2002
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$154	$865
Accounts receivable – trade (net of reserves of $97 and $135, respectively)	8,622	8,448
Accounts receivable – Virbac S.A. and subsidiaries	309	289
Inventories (net of reserves of $3,075 and $1,798, respectively)	13,021	10,833
Inventories on consignment	2,014	2,064
Prepaid expenses	1,315	1,339
Product license fee receivable	1,672	—
Other current assets	572	643

Total current assets	27,679	24,481

Property, plant and equipment, net	12,644	12,812
Goodwill, net	5,571	4,826
Intangibles, net	21,941	2,917
Other assets	228	209

Total assets	$68,063	$45,245

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and note payable	$27,275	$6,854
Checks outstanding in excess of funds on deposit	1,108	1,157
Accounts payable – trade	3,639	3,331
Accounts payable – Virbac S.A. and subsidiaries	377	119
Sales related and product replacement reserves	2,959	2,728
Accrued expenses	4,233	4,097

Total current liabilities	39,591	18,286

Note payable	8	10
Unearned product license fees	7,472	5,916
Liability related to contingent consideration	2,173	—

Total liabilities	49,244	24,212

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred Stock – 2,000,000 shares authorized and zero issued and outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,245,084 and 22,212,804 issued and outstanding in 2003 and 2002, respectively)	222	222
Additional paid-in capital	34,866	34,891
Treasury stock at cost (15,941 shares in 2002)	—	(80)
Accumulated deficit	(16,269)	(14,000)

Total shareholders’ equity	18,819	21,033

Total liabilities and shareholders’ equity	$68,063	$45,245

The accompanying notes are an integral part
of these consolidated financial statements.

VIRBAC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As restated)		(As restated)
Net revenues	$18,008	$16,082	$49,825	$46,058
Cost of goods sold	11,475	9,923	31,019	27,827

Gross profit	6,533	6,159	18,806	18,231

Operating expenses:
Selling, general and administrative	4,814	4,012	15,449	12,679
Research and development	1,015	741	3,385	2,156
Warehouse and distribution	657	500	1,912	1,718

Total operating expenses	6,486	5,253	20,746	16,553

Income (loss) from operations	47	906	(1,940)	1,678

Interest expense	(155)	(87)	(329)	(310)
Other (expense) income	—	(1)	—	6

(Loss) income before income tax expense	(108)	818	(2,269)	1,374

Income tax expense	—	(208)	—	(360)

(Loss) income before cumulative effect of change in accounting principle	(108)	610	(2,269)	1,014
Cumulative effect of change in accounting principle	—	—	—	(2,308)

Net (loss) income	$(108)	$610	$(2,269)	$(1,294)

Basic income (loss) per share before cumulative effect of change in accounting principle	$—	$0.03	$(0.10)	$0.04
Cumulative effect of change in accounting principle	—	—	—	(0.10)

Basic income (loss) per share	$—	$0.03	$(0.10)	$(0.06)

Basic shares outstanding	22,244	22,116	22,229	22,098

Diluted income (loss) per share before cumulative effect of change in accounting principle	$—	$0.03	$(0.10)	$0.04
Cumulative effect of change in accounting principle	—	—	—	(0.10)

Diluted income (loss) per share	$—	$0.03	$(0.10)	$(0.06)

Diluted shares outstanding	22,244	22,886	22,229	22,877

The accompanying notes are an integral part
of these consolidated financial statements.

VIRBAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
		(As restated)
Operating activities
Net loss	$(2,269)	$(1,294)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	2,308
Provision for excess and obsolete inventories	1,578	871
Depreciation and amortization	1,383	990
Provision for doubtful accounts	26	206
Recognition of unearned product license fees	(98)	(45)
Provision for impairment	122	—
Provision for sales related reserves	660	1,170
Issuance of stock to directors as compensation	—	63
Loss on disposal of assets	24	24
Receipt of product license fees	1,654	650
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5	742
(Increase) decrease in inventories	(3,519)	674
Decrease in consigned inventories	50	514
Increase in prepaid expenses and other assets	(1,033)	(349)
Increase (decrease) in accounts payable	264	(1,635)
(Decrease) increase in sales related reserves	(429)	193
Increase in accrued expenses	51	899

Net cash (used in) provided by operating activities	(1,531)	5,981

Investing activities
Purchase of property, plant and equipment	(688)	(1,077)
Acquisition of businesses	(17,806)	—
Acquisition of product license rights	(1,111)	(1,025)
Other	—	112

Net cash used in investing activities	(19,605)	(1,990)

Financing activities
Net borrowings (repayments) under revolving line of credit	20,421	(4,059)
Proceeds from notes payable	—	11
Repayment of notes payable	(2)	—
Change in outstanding checks in excess of funds on deposit	(49)	(350)
Issuance of common stock	55	169

Net cash provided by (used in) financing activities	20,425	(4,229)

Decrease in cash and cash equivalents	(711)	(238)
Cash and cash equivalents, beginning of period	865	477

Cash and cash equivalents, end of period	$154	$239

The accompanying notes are an integral part
of these consolidated financial statements.

VIRBAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

Supplemental schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2003	2002
		(As restated)
Delmarva Acquisition
Product rights	$4,760	$—
Working capital	(5)	—

Estimated fair value of acquired net assets	4,755	—
Liability related to contingent consideration	2,173	—

Cash consideration	$2,582	$—

King Acquisition
Estimated fair value of assets acquired net assets	$14,479	$—
Goodwill	745	—

Cash consideration	$15,224	$—

The accompanying notes are an integral part
of these consolidated financial statements.

VIRBAC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock		Additional		Treasury Stock
	Number	Par	Paid In	Accumulated	Number
	of Shares	Value	Capital	Deficit	of Shares	Amount	Total
Balance at December 31, 2002 (As reported)	22,214	$222	$35,287	$(837)	16	$(80)	$34,592

Effect of restatement on periods ended on or before December 31, 2002	(1)	—	(396)	(13,163)	—	—	(13,559)

Balance at December 31, 2002 (As restated)	22,213	222	34,891	(14,000)	16	(80)	21,033

Issuance for stock compensation plans	32	—	(25)	—	(16)	80	55

Net loss	—	—	—	(2,269)	—	—	(2,269)

Balance at September 30, 2003	22,245	$222	$34,866	$(16,269)	—	$—	$18,819

The accompanying notes are an integral part
of these consolidated financial statements.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

     The business now operated by Virbac Corporation (the “Company” or “Virbac”) was initiated in 1993 when Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”), acquired the animal health industries business of Purina Mills, Inc. In July 1994, Agri-Nutrition completed an initial public offering of its Common Stock, $0.01 par value per share (the “Common Stock”).

     On March 5, 1999, Virbac S.A. (“VBSA”) a company organized under the laws of the Republic of France, acquired control of the Company in a merger, which resulted in VBSA indirectly owning approximately 60% of the Company’s outstanding Common Stock. In the merger, Virbac, Inc., a Delaware corporation, wholly-owned by VBSA, merged with and into the Company with the Company remaining as the surviving corporation. In connection with the merger, the Company changed its name to Virbac Corporation.

     Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. The Company has three reportable segments which include the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment which sells over-the-counter products for companion animal health national accounts, distributors and wholesalers; and the Contract Manufacturing segment which is operated by PM Resources, Inc., a Missouri corporation (“PMR” or the “Contract Manufacturing segment”), and is a wholly-owned subsidiary of the Company. PMR is based in a 176,000 square-foot Environmental Protection Agency (“EPA”) and Food and Drug Administration (“FDA”) registered facility in Bridgeton, Missouri, and formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     This interim report should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) which was filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) on April 29, 2005. Through the 2003 10-K, the Company has filed its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters of 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003.

     The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). Had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in SFAS No. 123, the Company’s net (loss) income and net (loss) income per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2003	2002	2003	2002
		(As restated)		(As restated)
Net (loss) income as reported	$(108)	$610	$(2,269)	$(1,294)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	13	9	755	384

Pro forma net (loss) income	$(121)	$601	$(3,024)	$(1,678)

Basic (loss) income per share	$—	$0.03	$(0.10)	$(0.06)
Diluted (loss) income per share	$—	$0.03	$(0.10)	$(0.06)

Pro forma basic (loss) income per share	$(0.01)	$0.03	$(0.14)	$(0.08)
Pro forma diluted (loss) income per share	$(0.01)	$0.03	$(0.14)	$(0.07)

2.	Restatement of Consolidated Financial Statements

     During the course of its regular review of the operating results for the third quarter of 2003, Virbac‘s independent registered public accounting firm raised questions concerning the Company’s revenue recognition practices with the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). As a result, the Audit Committee initiated an internal investigation into Virbac’s accounting and financial reporting practices. The Audit Committee retained independent counsel to conduct the investigation.

     On November 12, 2003, the Company publicly disclosed the initiation of the internal investigation and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the SEC to advise it of the internal investigation.

     On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued financial statements for the quarters ended March 31, 2003 and June 30, 2003 (the “Restatement”).

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

delay delivery; (ii) the Company paying for storage with a third party prior to delivery to a customer; (iii) the Company not pursuing collection from a customer after the shipped products shelf life had expired and were destroyed by the customer at the behest of the Company; and (iv) an understanding that these were consignment transactions. Virbac’s restated results reflect revenue recognition on these transactions only to the extent payment was received. If a refund credit was subsequently issued to the customer related to these transactions, the sale was reversed in the period recorded.

•	During the first two quarters of 2003, Virbac recognized revenue for shipments of products by shipping goods to customers after midnight on the final day of the applicable quarter. The sales for these products were recorded in the prior quarter, although the products had been shipped after the quarterly revenue cut-off date. Virbac has restated these transactions to exclude the sale and related cost of sales of any product shipped after midnight on the final day of the applicable quarter.

•	Certain sales transactions were improperly recorded as revenue at the time the product was shipped despite side agreements that these customers were not required to pay until the customer sold the products to its customers. Other transactions were improperly treated as “bill and hold” sales because the Company requested that the transactions be on a “bill and hold” basis which precludes revenue recognition. For various other transactions the Company has determined that collectibility was not reasonably assured at time of shipment, and, therefore, these transactions have been recorded as consignment sales transactions. Certain other sales transactions were improperly recorded as revenue at the time product was shipped, despite the Company paying for subsequent storage with a freight carrier before delivery to its customer. Virbac’s restated financial statements reflect revenue recognition and the related cost of sales on these transactions based upon when payment was received. If no payments were received, no revenue was recorded and the inventory was written off.

•	Virbac’s general policy is to recognize revenue at the time product is shipped. In connection with the Audit Committee’s internal investigation, Virbac determined that for certain customers, title and risk of loss did not pass until the product was delivered. The Company has restated these transactions to recognize revenue and the related cost of sales when the product was delivered to the customer.

•	During the first two quarters of 2003, Virbac accounted for certain arrangements with customers as contract tolling arrangements and recorded revenues and the related cost of sales upon completion of the manufacturing process rather than at the time of shipment. The Company has restated these transactions to properly recognize revenues and the related cost of sales at the time the product was shipped.

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

     Goodwill Impairment

     The Company re-evaluated its goodwill for impairment and determined that as a result of the aforementioned adjustment to goodwill related to the valuation allowance for the Agri-Nutrition deferred tax assets and lower actual and forecasted results, the goodwill allocated to the Consumer Brand segment was impaired and, accordingly, the Company recorded a charge for $2.3 million to write-off goodwill. The impairment was recognized as of January 1, 2002 as the cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles (“SFAS No. 142”).

     Research and Development Expenses

     In 1999, the Company acquired the rights to manufacture and sell products in development by a third party for 15 years. In 1999, 2000 and 2001, the Company paid $1.0 million, $1.7 million and $0.5 million, respectively, for such rights and capitalized the payments as intangible product rights. During 2001, the Company entered into an agreement with the third party whereby the Company acquired ownership of all rights and data for the products, and the Company’s future royalty payments under the agreement were reduced in exchange for the Company assuming all remaining costs of obtaining FDA approval for one of the products. Prior to the adoption of SFAS No. 142, the Company began to amortize this asset over its estimated remaining useful life of 15 years. Upon the adoption of SFAS No. 142, the Company ceased amortization of this asset as it was considered to be an indefinite-lived intangible asset.

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

     Additionally, the Company determined that borrowings under Virbac’s Credit Agreement with First Bank dated as of September 7, 1999, as amended (the “Credit Agreement”) should have been classified as a current liability in accordance with EITF 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”. The borrowings under the Credit Agreement are classified as a current liability since the Credit Agreement with its lenders contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the Credit Agreement. Borrowings under the Credit Agreement are also subject to acceleration if the Company violates various covenants. Also, promotional expense should have been classified as selling, marketing and administrative costs instead of cost of sales for all periods presented. Accordingly, as part of the Restatement, reclassification adjustments have been made to correctly classify these items in the financial statements.

     Virbac has restated its financial statements to account for and correct the foregoing adjustments. The net effect of the Restatement reduced net income by $0.3 million and $3.7 million for the three and nine months ended September 30, 2002, respectively. Therefore, with its 2003 10-K, which was filed with the SEC on April 29, 2005 the Company has filed its restated audited financial statements for each of the years of 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

     The effect of these changes on the Consolidated Balance Sheets, Consolidated Statement of Operations and Consolidated Statements of Cash Flows presented in this Quarterly Report on Form 10-Q, are set forth below:

VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002
	As reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$865	$—	$865
Accounts receivable — trade (1)	14,970	(6,522)	8,448
Accounts receivable - Virbac S.A. and subsidiaries	289	—	289
Inventories (2)	12,022	(1,189)	10,833
Inventories on consignment (1)	—	2,064	2,064
Deferred income taxes (3)	662	(662)	—
Prepaid expenses	1,479	(140)	1,339
Other current assets	656	(13)	643

Total current assets	30,943	(6,462)	24,481

Property, plant and equipment, net	12,841	(29)	12,812
Goodwill, net (3)	3,266	1,560	4,826
Intangibles, net (4)	6,497	(3,580)	2,917
Deferred income taxes (3)	1,886	(1,886)	—
Other assets	278	(69)	209

Total assets	$55,711	$(10,466)	$45,245

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and note payable(6)	$4	$6,850	$6,854
Checks outstanding in excess of funds on deposit	1,157	—	1,157
Accounts payable — trade	3,330	1	3,331
Accounts payable — Virbac S.A. and subsidiaries	119	—	119
Sales related and product replacement reserves (5)	363	2,365	2,728
Accrued expenses (7)	3,368	729	4,097

Total current liabilities	8,341	9,945	18,286

Note payable (6)	6,862	(6,852)	10
Unearned product license fees	5,916	—	5,916

Total liabilities	21,119	3,093	24,212

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	222	—	222
Additional paid-in capital	35,287	(396)	34,891
Treasury stock at cost	(80)	—	(80)
Accumulated deficit	(837)	(13,163)	(14,000)

Total shareholders’ equity	34,592	(13,559)	21,033

Total liabilities and shareholders’ equity	$55,711	$(10,466)	$45,245

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(1)	Restated to reflect revenue recognition adjustments.

(2)	Restated to properly reflect inventory obsolescence reserves and revenue recognition adjustments.

(3)	Restated to reflect the deferred tax valuation allowance related to the Agri-Nutrition merger in 2000 and the impairment of the Consumer Brand segment goodwill in 2002.

(4)	Restated to write-off certain intangibles.

(5)	Restated to reflect sales related and product replacement reserves.

(6)	Restated to classify borrowings under the Credit Agreement as current.

(7)	Restated to correct miscellaneous accounting accruals.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share)

(In thousands, except	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
per share amounts)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net revenues(1)	$15,883	$199	$16,082	$47,421	$(1,363)	$46,058
Cost of goods sold (2)(3)	9,153	770	9,923	27,001	826	27,827

Gross profit	6,730	(571)	6,159	20,420	(2,189)	18,231

Operating expenses:
Selling, general and administrative (3)	3,949	63	4,012	12,422	257	12,679
Research and development (3)	630	111	741	2,067	89	2,156
Warehouse and distribution (3)	527	(27)	500	1,706	12	1,718

Total operating expenses	5,106	147	5,253	16,195	358	16,553

Income from operations	1,624	(718)	906	4,225	(2,547)	1,678
Interest expense (3)	(80)	(7)	(87)	(278)	(32)	(310)
Other income	(1)	—	(1)	6	—	6

Income before income tax expense	1,543	(725)	818	3,953	(2,579)	1,374
Income tax expense (4)	(596)	388	(208)	(1,560)	1,200	(360)

Income before cumulative effect of change in accounting principle	947	(337)	610	2,393	(1,379)	1,014
Cumulative effect of change in accounting principle (5)	—	—	—	—	(2,308)	(2,308)

Net income (loss)	$947	$(337)	$610	$2,393	$(3,687)	$(1,294)

Basic income per share before cumulative effect of change in accounting principle	$0.04		$0.03	$0.11		$0.04
Cumulative effect of change in accounting principle (5)	—		—	—		(0.10)

Basic income (loss) per share	$0.04		$0.03	$0.11		$(0.06)

Basic shares outstanding	22,116		22,116	22,098		22,098

Diluted income per share before cumulative effect of change in accounting principle	$0.04		$0.03	$0.10		$0.04
Cumulative effect of change in accounting principle	—		—	—		(0.10)

Diluted income (loss) per share	$0.04		$0.03	$0.10		$(0.06)

Diluted shares outstanding	22,886		22,886	22,877		22,877

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(1)	Restated to reflect revenue recognition adjustments and sales related reserves.

(2)	Restated to properly reflect inventory obsolescence reserves, revenue recognition adjustments and product replacement reserves.

(3)	Restated to reclassify promotional expenses related to sales incentives as selling, general and administrative expenses, reflect the impairment of intangibles and correct miscellaneous accounting accruals.

(4)	Restated to reflect the deferred tax valuation allowance related to the Agri-Nutrition merger in 2000 and the impairment of the Consumer Brand segment goodwill in 2002.

(5)	Restated to reflect the impairment of goodwill.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

VIRBAC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2002
	As reported	Adjustments	As restated
Operating activities
Net income (loss) (1)	$2,393	$(3,687)	$(1,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle (6)	—	2,308	2,308
Provision for excess and obsolete inventories (4)	586	285	871
Depreciation and amortization	988	2	990
Provision for doubtful accounts	—	206	206
Recognition of unearned product license fees	(45)	—	(45)
Provision for sales related reserves (5)	—	1,170	1,170
Deferred tax provision (2)	1,582	(1,582)	—
Issuance of stock to directors as compensation	63	—	63
Loss on disposal of assets	—	24	24
Receipt of product license fees	650	—	650
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable (3)	(199)	941	742
Decrease in inventories (7)	740	(66)	674
Decrease in consigned inventories (7)	—	514	514
Increase in prepaid expenses and other assets (8)	(173)	(176)	(349)
Decrease in accounts payable	(1,162)	(473)	(1,635)
Increase in sales related reserves (5)	—	193	193
Increase in accrued expenses (8)	1,139	(240)	899

Net cash provided by operating activities	6,562	(581)	5,981

Investing activities
Purchase of property, plant and equipment	(1,077)	—	(1,077)
Acquisition of product license rights	(1,025)	—	(1,025)
Other	9	103	112

Net cash used in investing activities	(2,093)	103	(1,990)

Financing activities
Net repayments under revolving line of credit (9)	—	(4,059)	(4,059)
Proceeds from revolving line of credit and notes payable (9)	7,959	(7,948)	11
Repayment of revolving line of credit and notes payable (9)	(12,006)	12,006	—
Change in outstanding checks in excess of funds on deposit	(824)	474	(350)
Issuance of common stock	169	—	169

Net cash used in financing activities	(4,702)	473	(4,229)

Decrease in cash and cash equivalents	(233)	(5)	(238)
Cash and cash equivalents, beginning of period	477	—	477

Cash and cash equivalents, end of period	$244	$(5)	$239

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(1)	Restated as discussed in the consolidated statements of operations.

(2)	Restated due to the re-establishment of a deferred tax valuation allowance.

(3)	Restated to reflect revenue recognition adjustments.

(4)	Restated to reflect inventory obsolescence reserves.

(5)	Restated to reflect sales related reserves.

(6)	Restated to reflect the impairment of goodwill.

(7)	Restated to reflect adjustment to inventory due to revenue recognition adjustments.

(8)	Restated to reflect corrections of miscellaneous accounting accruals.

(9)	Restated to classify the Credit Agreement as current and reflect net borrowing activity.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

3.	Acquisitions

     In the third quarter of 2003, the Company completed two acquisitions in order to expand its pharmaceutical product offerings, leverage its distribution channel and increase its overall product portfolio. These acquisitions are detailed below.

Delmarva Acquisition

     On August 15, 2003, the Company completed the acquisition of Delmarva Laboratories, Inc. (“Delmarva”). Delmarva’s product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Biomox® (amoxicillin) tablets and suspension. The Company also received as part of the Delmarva acquisition, the FDA product registrations for Clintabs™ tablets and Clinsol™ liquid, which are products containing the antibiotic clindamycin. The Company determined that all of the product rights acquired are finite lived intangible assets with no residual values and assigned an estimated weighted-average amortization period of 32 years.

     The Company paid approximately $2.6 million in cash, which includes $0.1 million in transaction costs. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the Company accounted for this transaction under the purchase method and, at the date of acquisition, recorded a liability of $2.2 million in the Consolidated Balance Sheet at September 30, 2003 for the excess of the estimated fair value of the acquired net assets over the initial cash payment. See Note 7. “Commitments and Contingencies” for further discussion. As the contingencies resolve, any amounts paid related to the contingencies will reduce the liability booked at the acquisition date and amounts paid in excess of the liability will be reflected as an increase to goodwill. Any remaining liabilities after all contingencies resolve will be allocated as a pro rata reduction of the amounts assigned to the assets acquired with any amounts that remain after reducing those assets to zero recognized as an extraordinary gain.

     Under the purchase method of accounting, the assets acquired and liabilities assumed from Delmarva are recorded at the date of acquisition, at their respective fair values. Accordingly, the results of operations of Delmarva are included in the Company’s financial statements beginning August 15, 2003. The Delmarva acquisition was funded with existing cash and with borrowings under Virbac’s Credit Agreement.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

     The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of King are included in the Company’s financial statements beginning September 8, 2003. The acquisition was funded with cash on hand and additional borrowings under the Credit Agreement.

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Information

     The following unaudited pro forma information below sets forth summary results of operations as if the acquisition of King (acquired September 8, 2003) had occurred on January 1, 2002, after giving effect to certain adjustments, primarily interest expense and amortization of intangibles. The effect on the results of operations of the Delmarva acquisition is considered not significant and is not presented. The following pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred on January 1, 2002, or of results which may occur in the future (in thousands, except per share amounts):

Virbac Corporation
Pro Forma Condensed Combined Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net revenue	$18,767	$18,265	$52,575	$50,375
Cost of goods sold	11,828	10,657	32,299	29,182

Gross profit	6,939	7,608	20,276	21,193
Operating expenses	6,764	5,870	21,665	18,089

(Loss) income from operations	175	1,738	(1,389)	3,104
Interest and other expense	(336)	(269)	(871)	(846)
Income tax expense	—	(208)	—	(360)
Cumulative effect of change in accounting principle	—	—	—	(2,308)

Net (loss) income	$(161)	$1,261	$(2,260)	$(410)

(Loss) income per share:
Basic (loss) income per share	$(0.01)	$0.06	$(0.10)	$(0.02)

Diluted (loss) income per share	$(0.01)	$0.06	$(0.10)	$(0.02)

Basic shares outstanding	22,244	22,116	22,229	22,098
Diluted shares outstanding	22,244	22,886	22,229	22,098

4.	Facility Closure

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

5.	Inventories

     Inventories consist of the following:

	September 30,	December 31,
(In thousands)	2003	2002
		(As restated)
Raw materials	$7,652	$5,161
Finished goods	8,444	7,470

	16,096	12,631
Less: reserve for excess and obsolete inventories	(3,075)	(1,798)

	$13,021	$10,833

6.	Borrowings Under Revolving Line of Credit and Notes Payable

	September 30,	December 31,
(In thousands)	2003	2002
		(As restated)
Credit Agreement with a financial institution up to $30.0 million, varying interest rates based on covenant ratios (see below)	$27,271	$6,850
Installment credit loan due September 2006	12	14

Total debt	27,283	6,864
Less current portion	(27,275)	(6,854)

Notes payable	$8	$10

     Funding availability under the Credit Agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement. At September 30, 2003 and December 31, 2002, the interest rate on loans under the Credit Agreement is 0.75% over prime. At September 30, 2003 and December 31, 2002, the interest rate on the loans under the Credit Agreement is 4.75% and 3.25%, respectively and there were $470,000 in letters of credit outstanding under the Credit Agreement at September 30, 2003.

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

     The Company agreed that during the standstill period it would pay to the lenders additional principal payments to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base, as defined under the Credit Agreement. On May 10, 2004, the Company entered into an amendment to the Forbearance Agreement with its lenders for the purpose of reducing the amount available under the Credit Agreement from $30.0 million to $20.0 million and extending the standstill period termination date to August 9, 2004. On May 6, 2005, the Company entered into another amendment to the Forbearance Agreement which reduced the amount available under the Credit Agreement from $20.0 million to $15.0 million. The standstill period currently expires on September 30, 2005. Other key terms under the Forbearance Agreement include interest at prime plus 1% and compliance with certain key financial covenants. The Company is currently in compliance with all covenants under the Forbearance Agreement and at March 31, 2005 had $2.6 million available under the Credit Agreement.

     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in the first half of 2004, executed three secured subordinated promissory notes with VBSA (“the VBSA Notes”), its indirect majority shareholder. The total borrowings under the VBSA Notes are $9.0 million and each VBSA Note has an expiration date of October 9, 2005. Under the terms of the subordinated promissory notes, interest accrues at a base rate of 5.5% per year, which is adjusted monthly based on the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the notes.

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

     While the Company’s cash flow from operations has been sufficient to fund its normal cash requirements; there can be no assurance the Company has sufficient capital to continue to fund the ongoing unusual cash requirements. The Company does not currently have sufficient cash on hand nor does it anticipate it will have sufficient cash to repay its borrowings due to VBSA at the current maturity date of October 9, 2005. The Company expects that it will be able to negotiate an extension to the Forbearance Agreement or a new Credit Agreement with its lenders prior to its expiration on September 30, 2005, however there can be no assurance the Company’s lenders will agree to either of these arrangements.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

7.	Commitments and Contingencies

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

     On April 18, 2005, Virbac and certain individual defendants filed a motion to stay the shareholder derivative action until such time as the Court rules on the pending motions to dismiss the putative securities class action. A decision on the motion to stay has not yet been rendered. On April 28, 2005, the Court issued an order extending the time in which Virbac and the individual defendants have to file responsive pleadings in the shareholder derivative action until 30 days after the earlier of: (1) when the motions to dismiss filed in the putative securities class action are decided; or (2) when the motion to stay the shareholder derivative action is decided.

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

Operating Leases

     The Company leases facilities and certain machinery under non-cancelable operating leases that expire at various dates through June 2008 and have renewal options ranging from 1 to 5 years. As discussed in Note 4. “Facility Closure”, in the first quarter of 2003, the Company closed its leased Harbor City manufacturing facility and moved all of the production at that facility to its Fort Worth facility.

     Future lease payments under non-cancelable operating leases as of September 30, 2003, are as follows:

(In thousands)
Remainder of 2003	$53
2004	189
2005	105
2006	27
2007	11
2008	2

Total amortization	$387

Acquisition of Licensing Rights

     In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totalling $3.2 million for such rights. These payments have been recorded as research and development expenses when paid since the products underlying the licensing rights were not approved for marketing by the FDA at the time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

are recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, approximately $0.9 million had been incurred through September 30, 2003.

Pfizer Agreement

     In 2000, the Company entered into an agreement with Pfizer Inc. (“Pfizer”) to sublicense to Pfizer the Company’s North American distribution rights for two equine products. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003 and, accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized $98,000 and zero of revenue during the nine months ended September 30, 2003 and 2002, respectively.

Environmental

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

Adjustment of the Merger Shares

     In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab S.A.S., a French corporation (“Interlab”), until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such Agri-Nutrition options and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current shareholders. As of September 30, 2003, 181,500 pre-Merger options were outstanding. In 2003, approximately 40,000 shares of Common Stock were issued from the exercise of pre-Merger options. As a result, approximately 60,000 shares are currently owed to Interlab for the pre-Merger options exercised in 2003 and are to be issued in 2005. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these pre-merger obligations since the use of treasury shares does not dilute VBSA’s indirect ownership interest.

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Delmarva Acquisition

     As more fully described in Note 3. “Acquisitions”, the Company purchased 100% of the outstanding shares of the common stock of Delmarva for a base purchase price of $2.5 million in cash and additional contingent purchase consideration of up to $2.5 million. The purchase agreement provides that the contingent consideration will be paid in increments based upon the attainment of several performance thresholds of the products purchased. The various stated performance thresholds generally include the registration and revenue goals of a product right purchased, as well as gross profit milestones within a specified time period for the other products purchased.

     No contingency payments were earned or payable as of September 30, 2003, under the terms of the Delmarva purchase agreement. During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 is owed by the Company to the prior shareholders of Delmarva. Based on the Company’s most recent fair market valuation of Delmarva and product performance, the Company expects that it will pay the full balance of the contingent consideration under the terms of the agreement.

8.	Segment and Related Information

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

     Each segment uses the accounting policies described in Note 2. “Summary of Significant Accounting Policies” of the 2003 10-K which was filed with the SEC on April 29, 2005. In evaluating segment performance (excluding Contract Manufacturing), management focuses on income from operations. Accounts receivable are allocated by segment while all other assets remain unallocated. Management separately monitors the Contract Manufacturing results and total assets.

     The Company’s reportable segments utilize different channels of distribution, are managed separately, sell different products and have different marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

		Consumer	Contract		Consolidated
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Total
As of and for the three months ended September 30, 2003
Revenues	$8,106	$5,227	4,675	$—	$18,008
Income (loss) from operations	1,551	205	767	(2,476)	47
Interest expense, other income and tax expense, net	—	—	—	(155)	(155)
Net loss	—	—	—	(108)	(108)

As of and for the three months ended September 30, 2002 (As restated)
Revenues	$7,831	$6,276	1,975	$—	$16,082
Income (loss) from operations	1,834	914	76	(1,918)	906
Interest expense, other income and tax expense, net	—	—	—	(296)	(296)
Net income	—	—	—	610	610

As of and for the nine months ended September 30, 2003
Revenues	$21,818	$17,445	$10,562	$—	$49,825
Income (loss) from operations	2,748	1,242	1,970	(7,900)	(1,940)
Interest expense, other income and tax expense, net	—	—	—	(329)	(329)
Net loss	—	—	—	(2,269)	(2,269)

As of and for the nine months ended September 30, 2002 (As restated)
Revenues	$21,992	$17,811	6,255	$—	$46,058
Income (loss) from operations	5,139	(257)	411	(3,615)	1,678
Interest expense, other income and tax expense, net	—	—	—	(664)	(664)
Net loss	—	—	—	(1,294)	(1,294)

9.	Goodwill and Other Intangible Assets

     Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a non-cash charge of $2.3 million to reduce the carrying value of goodwill. Such charge is nonoperational in nature and is reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the segment was estimated using a discounted cash flow methodology.

     In performing its impairment testing on other intangible assets, the Company determined that certain intangible assets with determinable lives and certain intangible assets with indefinite lives were impaired as they were no longer utilized. During the nine months ended September 30, 2003 and 2002, the Company charged $3,000 and $3,000, respectively to expense related to impaired patents with determinable lives and $5,000 and zero, respectively to expense related to impaired trademark rights with indefinite lives. The impairment charges by segment were $3,000 in the Consumer Brand segment and $8,000 in Veterinary segment. The impairment amounts were recorded to selling, general and administrative expenses in the Consolidated Statement of Operations.

     In connection with the acquisitions described in Note 3. “Acquisitions”, the Company acquired $18.4 million of product rights, all of which have finite lives and are subject to amortization. The Company also recorded a liability related to contingent consideration of $2.2 million in connection with the Delmarva

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

acquisition and $0.7 million of goodwill in connection with the assets purchased from King. The acquired goodwill will not be subject to amortization but instead evaluated for impairment on an annual basis.

     Expected amortization expense for the remainder of 2003 and annually through 2008 is as follows:

(In thousands)
Remainder of 2003	$232
2004	928
2005	928
2006	928
2007	928
2008	928

Total amortization	$4,872

10.	Concentration of Credit Risk

     The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium, Vedco Inc., represent the Company’s largest group of customers and accounted for approximately 21.3% and 20.3% of net revenues for the nine months ended September 30, 2003 and 2002, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable outstanding from this same buying group at September 30, 2003 and December 31, 2002, were approximately $7.6 million and $4.0 million, respectively.

11.	Recent Accounting Standards

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

VIRBAC CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Contemporaneously with the filing of this Quarterly Report on Form 10-Q, the Company has filed its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003 through its filing of the 2003 10-K on April 29, 2005. The 2003 10-K also includes restated unaudited financial data for years 1998 through 2000. The Company’s previously released financial data for each of these periods should not be relied upon.

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

     The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment, which offers a broad range of services and specialized expertise in the manufacture of highly regulated products as well as direct sales of livestock products. Operating results for these segments may be found in Note 8. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”

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

     In the third quarter of 2003, Virbac completed two acquisitions to expand its pharmaceutical product offerings, leverage its distribution channel and increase its overall product portfolio. These acquisitions are more fully described in Note 3., “Acquisitions” of the “Notes to Consolidated Financial Statements.”

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

     The Contract Manufacturing segment includes a 176,000 square foot production facility in Bridgeton, Missouri that is licensed with both the EPA and FDA. The Company views this facility as a strategic asset, which allows it to control the cost of goods that are manufactured for both the Veterinary and Consumer Brand segments. Over the past several years, the Company’s strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to Veterinary and Consumer Brand products. Virbac expects this transition to continue in the future as it expands its product portfolio.

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

     Investors are cautioned not to place undue reliance on these statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to matters arising out of the putative securities class action and other lawsuits and the ongoing SEC investigation related to the previously announced Restatement in the 2003 10-K, which was filed on April 29, 2005. A discussion of the risk factors that may cause actual results to differ materially from management’s expectation is located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2003 10-K.

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

     In connection with the Restatement, the Company determined it was more appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales, during the nine months ended September 30, 2003 and 2002, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. In addition, the Company recognized revenue at the time of cash collection for all sales transactions during the nine months ended September 30, 2003 and 2002 for which there was a warehousing arrangement in connection with the delivery.

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

Inventories and Inventories on Consignment

     Inventories include material, labor and overhead and are stated at the lower of average cost or market. Inventory is written-down for estimated obsolescence when warranted, based on estimates of future demand and the shelf life of products. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required. Inventories on consignment represent finished goods delivered to customers in transactions for which revenue recognition is not appropriate.

Valuation of Long-Lived and Intangible Assets and Goodwill

     In 2002, the Company adopted SFAS No. 142 and as a result, ceased to amortize goodwill along with trademarks. In lieu of recording amortization expense on these intangible assets, the Company is required to perform an annual impairment review. For additional information, see Note 9. “Goodwill and Other Intangible Assets”, of the “Notes to Consolidated Financial Statements”.

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

Unearned Product License Fees

     The Company has received payments on two products related to its distribution agreement with Pfizer. The payments received for both products have been reflected as unearned product license fees in its Consolidated Balance Sheets. Upon the Company obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses.

Assessment of Loss Contingencies

     The Company has legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. Virbac has provided for losses in situations where it has concluded that it is probable a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter a significant charge could be recorded in a future period related to an existing contingent matter that could have a material adverse effect on the results of operations, financial position or cash flows of the Company. For additional information, see Note 7. “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements”.

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

Business Combinations

     Virbac has accounted for business combinations using the purchase method of accounting in accordance with the provisions of SFAS No. 141. Prior to the July 1, 2001 adoption of SFAS No. 141, the Company accounted for business combinations in accordance with the provisions of APB Opinion No. 16, Business Combinations. The results of operations of the acquired business are included in the consolidated results of operations from the date of acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired companies based on their respective fair values. Any excess of the purchase price over estimated fair values of the tangible and identified intangible assets acquired has been recorded as goodwill. The application of purchase accounting required a high degree of judgment and involves the use of significant estimates and assumptions.

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

     Other significant estimates and assumptions are required to value acquired receivables, inventories, other assets and various assumed liabilities. The fair values reflected in the Company’s purchase price allocations impact depreciation, amortization, impairment charges and other components of Virbac’s ongoing operating results. Accordingly, variations in the estimates and assumptions from the amounts reflected in the final purchase price allocations would result in changes to the Company’s operating results. In this regard, different classes of assets have varying impacts on the Company’s operating results. For example, goodwill is no longer amortized. For additional information, see Note 3. “Acquisitions” of the “Notes to Consolidated Financial Statements”.

Results of Operations

     The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of net revenues:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
		(As restated)		(As restated)
Net revenues	100%	100%	100%	100%
Cost of goods sold	64	62	62	60

Gross profit	36	38	38	40

Operating expenses:
Selling, general and administrative	27	25	31	27
Research and development	6	4	7	5
Warehouse and distribution	3	3	4	4

Total operating expenses	36	32	42	36

Income (loss) from operations	—	6	(4)	4
Interest expense and other (expense) income	(1)	(1)	(1)	(1)

(Loss) income before income tax expense	(1)	5	(5)	3
Income tax expense	—	(1)	—	(1)

(Loss) income before cumulative effect of change in accounting principle	(1)	4	(5)	2
Cumulative effect of change in accounting principle	—	—	—	(5)

Net (loss) income	(1)%	4%	(5)%	(3)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Revenues:

     Net revenues increased by approximately $1.9 million or 12% for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. Specifically, net revenues by segment were as follows:

	For the Three Months Ended September 30,
			Change
(In thousands)	2003	2002	Dollars	%
		(As restated)
Veterinary	$8,106	$7,831	$275	4%
Consumer Brand	5,227	6,276	(1,049)	(17)
Contract Manufacturing	4,675	1,975	2,700	137%

Total	$18,008	$16,082	$1,926	12%

•	Veterinary net revenues experienced an increase primarily due to higher sales in the dermatology and dental lines and sales of products related to the Delmarva and King acquisitions in August and September of 2003, respectively. The Delmarva product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products and Clintabs™ and Clinsol™. The King product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement, and Pancrezyme®, Tumil-K®, Uroeze® and Ammonil® which are pancreatic and nutritional supplements.

•	Consumer Brand net revenues were negatively affected by an increase in sales related discounts and return reserve requirements. This segment is experiencing extreme competitive pressures within the pet store channel and from competing products sold by mass- merchandising stores.

•	The Contract Manufacturing segment includes net revenues from the Company’s contract manufacturing operations as well as livestock de-wormer product sales and equine products sold exclusively to Pfizer. Net revenues increased for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002, principally due to increased livestock de-wormer product sales and sales from the introduction of two equine products. The Company obtained FDA approval for the second of two equine products in July 2003. The first product was launched in the fourth quarter of 2002.

     The Company expects that overall net revenues will be higher continuing into 2004, principally as a result of increased net revenues from the King and Delmarva acquisitions completed by the Company in the third quarter of 2003. For additional information, see Note 3. “Acquisitions” of the “Notes to Consolidated Financial Statements.”

     The Company’s pro forma operating results reflected in Note 3. “Acquisitions” of “Notes to Consolidated Financial Statements” indicate that the King acquisition is dilutive in 2003, and accretive in 2002. The principal reason for the dilution in 2003, is due to decreased annual net revenues and lower gross profit margins for King animal health products in 2003, as compared to 2002. The Company believes this trend will not continue in future periods and expects that the King animal health product revenues will increase in the future as a result of the Company’s focused marketing efforts. In addition, gross profit margins are expected to improve as the Company has transferred the manufacture of King animal health products to its Bridgeton, Missouri facility in 2004.

Gross Profit

     Gross profit increased by $0.4 million or 6% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Gross profit as a percentage of net revenues decreased to 36% for the three months ended September 30, 2003, from 38% in the comparable year ago. Specifically, gross profit by segment was as follows:

	For the Three Months Ended September 30,
		Gross		Gross	Change
(In thousands)	2003	Profit %	2002	Profit %	Dollars	%
			(As restated)
Veterinary	$4,333	53%	$3,924	50%	$409	10%
Consumer Brand	1,455	28%	2,097	33%	(642)	(31%)
Contract Manufacturing	745	16%	138	7%	607	440%

Total	$6,533	36%	$6,159	38%	$374	6%

•	Veterinary gross profit for the three months ended September 30, 2003 as compared to the year ago period increased as a result of the acquired product lines of King and Delmarva, partially offset by increased inventory obsolescence reserves and product replacement reserves.

•	Consumer Brand gross profit decreased for the three months ended September 30, 2003 as compared to the year ago period principally due to lower revenues and increased inventory obsolescence reserves.

•	Contract Manufacturing gross profit increased for the three months ended September 30, 2003 as compared with the year ago period principally due to increased net revenues of the livestock de-wormer product and net revenues related to equine products sold to Pfizer.

Operating Expenses

     Operating expenses increased $1.2 million or 23% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of revenues, operating expenses increased 4 percentage points to 36%. Selling, general, and administrative expenses (“SG&A”) accounted for $0.8 million of the increase in the operating expenses in the 2003 period. The SG&A expenses were higher in the 2003 period as compared to the 2002 period primarily due to higher amortization expense as well as promotion costs related to the Company’s dental and dermatological products. The increased amortization expense is a result of intangible assets related to the King and Delmarva acquisitions made in the third quarter of 2003. Research and development expenses increased $0.3 million in the 2003 period as compared to the 2002 period due to higher clinical study expenses associated with the Company’s research activities related to IVERHART® PLUS and higher product registration costs for various products. Warehouse and distribution expenses increased $0.2 million in the 2003 period as compared to the 2002 period primarily due to increased sales volume.

Interest Expense and Other (Expense) Income

     Interest expense increased $0.1 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, due to increased borrowings under the Credit Agreement and an increase in the interest rate, which was 4.75% at September 30, 2003, as compared with 3.75% at September 30, 2002. The increased borrowings were used to fund the King and Delmarva acquisitions. The Company expects increased interest expense over the next twelve months due primarily to higher borrowings.

Taxes

     The Company does not currently record a federal tax provision or benefit because the Company has recorded a full valuation allowance against its deferred tax assets. Currently, and in the foreseeable future, as the Company incurs tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The tax provision recorded by the Company in 2002 principally represents the recognition of deferred tax assets related to Agri-Nutrition for which any changes are recorded as a reduction of goodwill.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Revenues

     Net revenues increased by approximately $3.8 million or 8% for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. Specifically, net revenues by segment were as follows:

	For the Nine Months Ended September 30,
			Change
(In thousands)	2003	2002	Dollars	%
		(As restated)
Veterinary	$21,818	$21,992	$(174)	(1%)
Consumer Brand	17,445	17,811	(366)	(2%)
Contract Manufacturing	10,562	6,255	4,307	69%

Total	$49,825	$46,058	$3,767	8%

•	Veterinary net revenues experienced a slight decrease for the nine months ended September 30, 2003 as compared to the year ago period primarily due to declines in the Company’s pesticide, nutraceuticals and heartworm preventative products. This decrease was partially offset by higher sales in the dermatology and dental lines within this segment and sales of products related to the Delmarva and King acquisitions in the third quarter of 2003.

•	Consumer Brand net revenues experienced decreased sales of the Company’s pesticides and nutraceutical products for the nine months ended September 30, 2003 as compared with the year ago period, partially offset by an increase in dental product sales in the same period. Net revenues in 2003 were also negatively affected by an increase in sales related discounts and return reserve requirements. This segment is experiencing extreme competitive pressures within the pet store channel and from competing products sold by mass-merchandising stores.

•	Contract Manufacturing net revenues increased for the nine months ended September 30, 2003 as compared with the year ago period principally due to increased livestock de-wormer product sales and sales from the introduction of two equine products sold exclusively to Pfizer. The first product was launched in the fourth quarter of 2002 and the Company obtained FDA approval for the second of the two equine products in July 2003.

     The Company expects that overall net revenues will be higher in 2004, principally as a result of increased net revenues from the King and Delmarva acquisitions completed by the Company in the third quarter of 2003. For additional information, see Note 3. “Acquisitions” of the “Notes to Consolidated Financial Statements.”

Gross Profit

     Gross profit increased by $0.6 million or 3% for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002 and gross profit as a percentage of net revenues decreased to 38% from 40% for the same periods. Specifically, gross profit by segment was as follows:

	For the Nine Months Ended September 30,
		Gross		Gross	Change
(In thousands)	2003	Profit %	2002	Profit %	Dollars	%
			(As restated)
Veterinary	$11,785	54%	$11,863	54%	$(78)	(1%)
Consumer Brand	4,907	28%	5,741	32%	(834)	(15%)
Contract Manufacturing	2,114	20%	627	10%	1,487	237%

Total	$18,806	38%	$18,231	40%	$575	3%

•	Veterinary gross profits were essentially flat for the nine months ended September 30, 2003 as compared to the year ago period as increased revenues were offset by increased inventory obsolescence and product replacement reserves.

•	Consumer Brand gross profit decreased for the nine months ended September 30, 2003 as compared to the year ago period principally due to lower revenues and increased inventory obsolescence reserves.

•	Contract Manufacturing gross profit increased for the nine months ended September 30, 2003 as compared with the year ago period principally due to increased net revenues of the livestock de-wormer product and net revenues related to equine products sold to Pfizer.

Operating Expenses

     Operating expenses have increased $4.2 million or 25% for the nine months ended September 30, 2003 as compared to the year ago period. As a percentage of revenues, operating expenses increased 6 percentage points to 42%. Research and development expenses increased $1.2 million and SG&A increased $2.8 million for the nine months ended September 30, 2003 as compared to the year ago period. Research and development expenses increased as compared to the year ago period due to higher clinical study expenses associated with the Company’s research activities related to IVERHART® PLUS and higher product registration costs for various products. The SG&A expenses increased due to higher marketing related costs associated with the Company’s dental and dermatological products as well as its recently acquired product portfolios, higher royalty expense related to a product which commenced sales in late 2002 and increased costs to vacate the Company’s Harbor City manufacturing facility.

Interest Expense and Other (Expense) Income

     Interest expense for the nine months ended September 30, 2003 approximated interest expense in the year ago period, due primarily to higher average interest rates during the nine month period ended September 30, 2002, offset by higher average borrowings during the nine month period ended September 30, 2003. The Company expects increased interest expense over the next twelve months due primarily to the increased borrowings under the Credit Agreement which were used to fund the Delmarva and King acquisitions in the third quarter of 2003.

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

Liquidity and Capital Resources

     For the nine months ended September 30, 2003, operating activities utilized approximately $1.5 million in cash. Principal operative uses of cash included an increase in inventories of $3.5 million and an increase in prepaid expenses and other current assets of $1.0 million. The increase in inventories was due principally to the purchase of large quantities of a dental care product for which the Company had forecasted significant revenues. These uses of cash were offset by income from operations of $1.4 million after adjusting for non-cash charges to operations, the receipt of product license fees of $1.7 million and an increase in accounts payable.

     For the nine months ended September 30, 2002, operating activities generated $6.0 million in cash. Principal operating sources of cash flows included cash from operations of $4.3 million after adjusting for non-cash charges to operations, the receipt of product license fees and decreases in accounts receivable and inventories. Operating uses of cash included a decrease in accounts payable and an increase in prepaid expenses and other current assets.

     For the nine months ended September 30, 2003, cash used in investing activities included the acquisition of King and Delmarva. Both of these acquisitions are viewed as strategic by the Company and represent the Company’s further entrance into the pharmaceutical product market. The Company believes that pharmaceutical products carry higher gross profit margins and continually evaluates other opportunities to complement its existing portfolio of pharmaceutical and non-pharmaceutical product offering to leverage its existing sales and distribution channels. Cash used in investing activities for the nine months ended September 30, 2002, was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product licenses and rights.

     Cash flows from financing activities for the nine months ended September 30, 2003 and 2002, principally reflect activity under the Credit Agreement, which is used primarily to fund working capital needs. For the nine months ended September 30, 2003, the Credit Agreement was also used to fund the Delmarva and King acquisitions. The Company had planned to substitute the additional short-term borrowings incurred for these acquisitions with a longer term facility at more favorable rates, however, shortly after completing these acquisitions, the Company informed its lenders that it was not able to meet its September 30, 2003 10-Q reporting period covenant. See below for further discussion.

     On August 7, 2002, the Credit Agreement was amended to extend the expiration date to July 31, 2005, and increase the amount available under the Credit Agreement from $10.8 million to $12.0 million. On August 11, 2003, an additional amendment was made to the Credit Agreement increasing the amount available under the facility from $12.0 million to $14.5 million. The existing maturity date of the Credit Agreement of July 31, 2005, was left unchanged by such amendments. The increased availability was used to fund the acquisition of Delmarva in 2003.

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

     On April 9, 2004, the Company entered into the Forbearance Agreement with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.

     The Company agreed that during the standstill period it would make additional payments of principal to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base, as defined in the Credit Agreement. On May 10, 2004, the Company entered into an amendment to the Forbearance Agreement with its lenders for the purpose of reducing the amount available under the Credit Agreement from $30.0 million to $20.0 million and extending the standstill period termination date to August 9, 2004. On May 6, 2005, the Company entered into another amendment to the Forbearance Agreement which reduced the amount available under the Credit Agreement from $20.0 million to $15.0 million. The standstill period currently expires on September 30, 2005. Other key terms under the Forbearance Agreement include interest at prime plus 1% and compliance with certain key financial covenants. The Company is currently in compliance with all covenants under the Forbearance Agreement; however, there can be no assurance that the Company will continue to remain in compliance with the covenants in the future.

     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company executed the VBSA Notes in the first half of 2004. The total borrowings under the VBSA Notes are $9.0 million, and each VBSA Note has a maturity date of October 9, 2005. Under the terms of the VBSA Notes, interest accrues at a base rate of 5.5% per year, which is adjusted monthly based on the LIBOR Reference Rate or the EURIBOR Reference Rate.

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

     While the Company’s cash flow from operations has been sufficient to fund its normal cash requirements, there can be no assurance the Company has sufficient capital to continue to fund the ongoing unusual cash requirements. The Company does not currently have sufficient cash on hand nor does it anticipate it will have sufficient cash to repay its borrowings due to VBSA at the maturity date of October 9, 2005. The Company expects that it will be able to negotiate an extension to the Forbearance Agreement or a new credit facility with its lenders prior to its expiration on September 30, 2005, however there can be no assurance the Company’s lenders will agree with either of these arrangements. If the Company’s lenders do not agree to an extension of the Forbearance Agreement or a new revolving credit facility, and the Company is unable to obtain financing from other sources, the Company may be forced to file for bankruptcy protection.

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

Recent Accounting Standards

     See Note 11. “Recent Accounting Standards” of “Notes to Consolidated Financial Statements” for a discussion of recent accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not have any derivative instruments that materially increase its exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. In addition, the Company does not use derivatives for speculative purposes.

     At September 30, 2003, the Company’s exposure to market risks resulted from changes in interest rates. Interest rate risk exists principally with respect to the Company’s Credit Agreement, which bears interest at floating rates. At September 30, 2003, the Company had $27.3 million outstanding under this facility. The current maturity date of the Credit Agreement is September 30, 2005, under the terms of the Forbearance Agreement entered into by the Company and its lenders.

     A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended September 30, 2003, the Company would have experienced additional interest expense of $273,000 for the twelve-month period. This assumes no change in the principal or a reduction of such indebtedness at September 30, 2003. Moreover, under the Credit Agreement, for each 1% incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $273,000. Consequently, an increase in the prime rate of 5% would result in an estimated annualized increase in interest expense for the Company of approximately $1.4 million.

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

Item 4. Controls and Procedures.

Evaluation of the Company’s Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the Restatement (see Note 2. “Restatement of Financial Statements” of the “Notes to Consolidated Financial Statements”), and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at September 30, 2003, at the reasonable assurance level as a result of the material weaknesses described below.

Identification of Material Weaknesses in Internal Control Over Financial Reporting

     The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain “material weaknesses” and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures during the second half of 2004 and the first quarter of 2005, current management identified the following material weaknesses in Virbac’s internal control over financial reporting, as of September 30, 2003:

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

     These control deficiencies resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements. In addition, these control deficiencies could result in the misstatement of the Company’s financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

     In connection with the audits of the consolidated financial statements, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above; these findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, September 30, 2002, March 31, 2003 and June 30, 2003, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:

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

•	Virbac has adopted a whistleblower policy and has established a reporting process for employees by telephone hotline, e-mail, facsimile or physical address. The whistleblower policy provides employees direct anonymous access to the Audit Committee chairman or to the corporate governance committee.

•	The Audit Committee has exercised increased oversight over management’s assessment of internal control over financial reporting and response to control deficiencies identified in these assessments.

•	Virbac has established a Disclosure Review Committee, consisting of senior executives from the Company’s sales, research, operating and finance organizations. The Disclosure Review Committee was established to assist in the administration of disclosure controls and procedures with respect to the Company’s public disclosures, including SEC filings.

•	Virbac has sought to thoroughly understand the nature of the issues identified in the Audit Committee-sponsored internal investigation through discussions with its auditors and the independent counsel and forensic accountants engaged by the Audit Committee.

•	Virbac has recruited and continues to recruit new personnel to the accounting and financial reporting organization who have expertise in financial controls, financial reporting and cost accounting to improve the quality and level of experience of the Company’s finance organization.

•	Virbac has made changes to the Company’s organizational structure to provide a clearer segregation of responsibilities in connection with order entry, customer account management and inventory accounting.

•	Virbac has adopted and is implementing formal standard financial policies and procedures and education and training of employees on policies and procedures in an effort to constantly improve internal controls and the control environment. U.S. Generally Accepted Accounting Principles (“GAAP”) compliant revenue recognition policies have been communicated to sales, operations and financial personnel throughout the Company. The Company has also implemented new inventory obsolescence review and cycle-count policies.

•	Virbac implemented a standardized account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

•	The Company implemented new or revised accounting policies and procedures designed to comply with GAAP, which include the accounting for sales related and product replacement reserves, inventory obsolescence reserves and intangible assets.

•	The Company has taken advantage of significant outside resources to supplement the Company’s finance and accounting functions and to support the preparation of the consolidated financial statements and related information included in this Quarterly Report on Form 10-Q.

•	The Company continues to work to improve its internal control over financial reporting. In this regard, Virbac is interviewing certain outside firms to assist the Company in further development of its disclosure controls and procedures and the evaluation of its internal control over financial reporting as required under Section 404 of SOX. Additionally, the Company has purchased and commenced the implementation of a fully integrated management information system, which will provide enhanced internal control features.

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

     Other than as summarized above, since September 30, 2003, there have been no other significant changes in the Company’s internal control over financial reporting or in other factors that could significantly impact such internal control.

     PART II – Other Information

Item 1. Legal Proceedings.

     Virbac is a party to various claims and litigation, the significant items of which are discussed below. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results.

Putative Securities Class Action Litigation

     On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act, and Rule 10b-5, and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the court appointed lead counsel for the plaintiffs.

     On September 10, 2004, plaintiffs filed an Amended Complaint asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) under the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. Plaintiffs generally allege in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Company’s Common Stock sharply declined, allegedly damaging plaintiffs. Plaintiffs seek to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the court may deem just and proper.

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

Shareholder Derivative Lawsuit

     On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits derivatively on behalf of the Company against Virbac, as a nominal defendant, and Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors and Joseph A. Rougraff, a former officer of the Company. These two lawsuits have been consolidated in the United States District Court for the Northern District of Texas, Fort Worth Division. On December 3, 2004, the court appointed lead counsel for plaintiffs. On March 1, 2005, plaintiffs filed an Amended Derivative Complaint asserting all claims against: defendants Bell and Rougraff for improper financial reporting under SOX; all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.

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

     On April 18, 2005, Virbac and certain individual defendants filed a motion to stay the shareholder derivative action until such time as the Court rules on the pending motions to dismiss the putative securities class action. A decision on the motion to stay has not yet been rendered. On April 28, 2005, the Court issued an order extending the time in which Virbac and the individual defendants have to file responsive pleadings in the shareholder derivative action until 30 days after the earlier of: (1) when the motions to dismiss filed in the putative securities class action are decided; or (2) when the motion to stay the shareholder derivative action is decided.

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

Item 3. Defaults Upon Senior Securities.

     At September 30, 2003, the Company had $27.3 million outstanding under the Credit Agreement and an outstanding balance on letters of credit totaling $0.5 million. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the Company’s real property, including the Bridgeton, Missouri facility and the Fort Worth, Texas facility, are pledged as collateral under the Credit Agreement. At September 30, 2003, the Company’s weighted average rate on the Credit Agreement for the three and nine months ending on September 30, 2003 was 3.5% and 3.3%, respectively.

     In the fourth quarter of 2003, Virbac notified its lenders that the Company would not meet the September 30, 2003 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver for non-compliance of the September 30, 2003 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004.

     On April 9, 2004, the Company entered into the Forbearance Agreement with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.

     On May 10, 2004, the Company entered into an amendment to the Forbearance Agreement with its lenders for the purpose of reducing the amount available under the Credit Agreement from $30.0 million to $20.0 million and extending the standstill period termination date to August 9, 2004. On May 6, 2005 the Company entered into another amendment to the Forbearance Agreement which reduced the amount available under the Credit Agreement from $20.0 million to $15.0 million. The standstill period currently expires on September 30, 2005. Other key terms under the Forbearance Agreement include interest at prime plus 1% and compliance with certain key financial covenants. The Company is currently in compliance with all covenants under the Forbearance Agreement; however, there can be no assurance that the Company will continue to remain in compliance with the covenants in the future.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.1	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.2	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	+

2.3	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.2	Amended and Restated By-Laws, dated as of January 27, 2004.	+

4	Specimen Stock Certificate.	(1); Ex. 4

10.10	Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc. Virbac AH, Inc., and First Bank, dated August 11, 2003.	+

10.11	Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc. Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.	(4); Ex. 10.1

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.12	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	+

10.13	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc. Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	+

10.14	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	+

10.15	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	+

10.16	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	+

10.17	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	+

10.18	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	+

10.19	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 4, 2004.	+

10.20	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	+

10.21	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	+

10.22	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	+

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.23	First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	+

10.24	First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	+

10.25	First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	+

10.26	Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	+

10.27	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	+

10.28	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of October 16, 1998, filed September 18, 2003. (File No. 000-24312)

(4) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003, filed September 18, 2003. (File No. 000-24312)

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

VIRBAC CORPORATION
/s/ Jean M. Nelson
Jean M. Nelson
Executive Vice President and Chief Financial Officer May 6, 2005

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.1	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.2	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	+

2.3	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.2	Amended and Restated By-Laws, dated as of January 27, 2004.	+

4	Specimen Stock Certificate.	(1); Ex. 4

10.10	Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc. Virbac AH, Inc., and First Bank, dated August 11, 2003.	+

10.11	Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc. Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.	(4); Ex. 10.1

10.12	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	+

10.13	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc. Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	+

10.14	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	+

10.15	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	+

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.16	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	+

10.17	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	+

10.18	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	+

10.19	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 4, 2004.	+

10.20	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	+

10.21	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	+

10.22	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	+

10.23	First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	+

10.24	First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	+

10.25	First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex	+

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.

10.26	Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	+

10.27	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	+

10.28	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of October 16, 1998, filed September 18, 2003. (File No. 000-24312)

(4) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003, filed September 18, 2003. (File No. 000-24312)