Form 10-K
period 2004-12-31
VIRBAC CORP
filed 2005-08-30
CIK 922814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-24312
VIRBAC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	43-1648680 (I.R.S. Employer Identification No.)

3200 MEACHAM BOULEVARD FORT WORTH, TEXAS (Address of principal executive offices)	76137 (Zip Code)
Registrant’s telephone number, including area code: (817) 831-5030
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each Class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $0.01 PER SHARE	NONE

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2005 was $27,200,000. (For purposes of determination of the aggregate market value, Interlab S.A.S. and the directors and executive officers of Virbac Corporation have been deemed affiliates.)
          The number of shares outstanding of the registrant’s common stock, par value $0.01, as of June 30, 2005, was 22,325,406 shares.

Virbac Corporation
i

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
          THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE OFTEN CHARACTERIZED BY THE TERMS “MAY,” “WILL,” “ANTICIPATE,” “ESTIMATE,” “EXPECT,” “PROJECT,” “INTEND,” “PLAN,” “BELIEVE,” “TARGET,” AND OTHER WORDS AND TERMS OF SIMILAR MEANING AND DO NOT REFLECT HISTORICAL FACTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. IN ADDITION, FACTORS THAT COULD AFFECT THE BUSINESS AND FINANCIAL RESULTS OF THE COMPANY INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: THE RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES; DECISIONS BY REGULATORY AUTHORITIES, INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION AND THE ENVIRONMENTAL PROTECTION AGENCY, REGARDING WHETHER AND WHEN TO APPROVE VIRBAC’S DRUG APPLICATIONS AS WELL AS THEIR DECISIONS REGARDING LABELING AND OTHER MATTERS THAT COULD AFFECT THE COMMERCIAL POTENTIAL OF VIRBAC’S PRODUCTS; TRADE BUYING PATTERNS; THE ABILITY TO MEET GENERIC AND BRANDED COMPETITION AFTER THE LOSS OF PATENT PROTECTION FOR VIRBAC’S PRODUCTS; CHANGES OR TRENDS IN VETERINARY MEDICINE THAT AFFECT THE RATE OF USE OF THE COMPANY’S PRODUCTS BY VETERINARIANS; LEGAL DEFENSE COSTS, INSURANCE EXPENSES, SETTLEMENT COSTS, AND THE RISK OF AN ADVERSE DECISION OR SETTLEMENT RELATED TO PRODUCT LIABILITY, PATENT PROTECTION, GOVERNMENTAL INVESTIGATIONS, AND OTHER LEGAL PROCEEDINGS; THE COMPANY’S ABILITY TO PROTECT ITS PATENTS AND OTHER INTELLECTUAL PROPERTY BOTH DOMESTICALLY AND INTERNATIONALLY; GOVERNMENTAL LAWS AND REGULATIONS AFFECTING DOMESTIC AND FOREIGN OPERATIONS, INCLUDING TAX OBLIGATIONS; ANY CHANGES IN BUSINESS, POLITICAL, AND ECONOMIC CONDITIONS DUE TO THE THREAT OF FUTURE TERRORIST ACTIVITY IN THE U.S. AND OTHER PARTS OF THE WORLD, AND RELATED U.S. MILITARY ACTION OVERSEAS; AND UNCERTAINTIES REGARDING OUR ABILITY TO COMPLY WITH FINANCIAL AND OTHER COVENANTS REQUIRED UNDER OUR CREDIT AGREEMENT. VIRBAC DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.
ITEM 1. BUSINESS.
Background
          The business now operated by Virbac Corporation and its wholly-owned subsidiaries (“Virbac” or the “Company”) was initiated in 1993, when Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”) acquired the animal health industries business of Purina Mills, Inc. In July 1994, Agri-Nutrition completed an initial public offering of its common stock.
          On October 16, 1998, Agri-Nutrition entered into an Agreement and Plan of Merger, as amended, (the “Merger Agreement”) with Virbac S.A., a French corporation engaged in the veterinary pharmaceutical manufacturing business (“VBSA”), Virbac, Inc., a Delaware corporation (“Virbac Inc.”), and Interlab S.A.S., a French corporation (“Interlab”), pursuant to which Virbac Inc. was merged with and into Agri-Nutrition (the “Merger”) with Agri-Nutrition being the surviving corporation. At the effective date of the Merger, March 5, 1999, Virbac Inc. was a wholly-owned subsidiary of Interlab and Interlab was a wholly-owned subsidiary of VBSA. Also, pursuant to a contribution agreement between the Company and its wholly-owned Delaware subsidiary, Virbac AH, Inc. (“Virbac AH”), contemporaneous with the Merger, the Company transferred all of the operating assets of Virbac Inc. to Virbac AH.
          Upon consummation of the Merger, Agri-Nutrition changed its name to “Virbac Corporation.” Pursuant to the Merger, the issued and outstanding shares of Virbac Inc. common stock, then held by Interlab, automatically converted into the right to receive 12,580,918 shares of the Company’s Common Stock, $0.01 par value per share (the “Common Stock”), or approximately 58% of the outstanding Common Stock after the effective date of the Merger. Moreover, the Merger Agreement required the Company to complete a tender offer to repurchase up to 1,000,000 shares of the Common Stock at a price of $3.00 per share within 60 days after the effective date of the Merger. The Company repurchased all 1,000,000 shares and, as a result, VBSA indirectly owned approximately 60% of the outstanding Common Stock after the Merger; therefore, Virbac Inc. was considered the acquirer of Agri-Nutrition in a purchase business combination for financial reporting purposes.
          The Merger Agreement further provides that in order to maintain Interlab’s proportionate ownership interest in the Company until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of the Common Stock upon the exercise of pre-Merger options to purchase the Common Stock, issue to Interlab a number of additional shares of the Common Stock equal to the product of (a) the aggregate number of shares of the Common Stock issued upon the exercise of such Company options and (b) 1.5. Consequently, VBSA, through Interlab, indirectly now owns approximately 60% of the outstanding Common Stock.
Business Overview
          Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products as well as products intended for use by livestock. The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment which offers a broad range of services and specialized expertise in the manufacture of highly regulated products and manufactures and sells certain livestock products. The Contract Manufacturing segment operates as PM Resources, Inc., a Missouri corporation (“PMR”) which is a wholly-owned subsidiary of the Company. PMR is based in a 176,000 square-foot facility in Bridgeton, Missouri, which is registered with the U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). PMR formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies. Detailed operating results for the Company’s segments may be found in Note 17. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”
          Virbac has developed its product portfolio through acquisitions, licensing arrangements and internal development activities. Some of the Company’s products are manufactured and distributed under licenses granted by VBSA. Virbac has the exclusive North American manufacturing and distribution rights to any new or existing products developed by VBSA that are intended for companion animals and livestock, for which it pays royalties to VBSA ranging from 2.0% to 6.0% of its sales of such products. In 2004 the royalties paid totaled $0.3 million. See Item 13. “Certain Relationships and Related

Transactions” for further information. The Company distributes and sells its products throughout the United States and Canada and, through its distribution agreement with VBSA, in other foreign markets.
Products
          The Company’s products are used to promote the health and hygiene of companion animals – primarily, dogs, cats, fish and certain livestock. The principal products manufactured by the Company include:
•	Dermatological products for dogs and cats, including anti-itch, anti-microbial, and anti-inflammatory lotions and shampoos;

•	Oral hygiene products for dogs and cats, including toothpaste and toothbrushes, sprays, oral rinses, enzymatic rawhide chews and chlorhexidine rawhide chews;

•	Flea and tick products, including collars, shampoos and dip concentrates;

•	Canine heartworm preventives;

•	Ear cleaners;

•	Endocrinology treatments, including canine thyroid replacements;

•	Humane euthanasia drugs, for veterinary purposes only;

•	Aquarium water conditioners, medications and test strips;

•	Pest control products, including rodenticides;

•	Nutritional supplements to promote healthy coat and skin;

•	Anthelmintics, or de-wormers, to treat gastrointestinal worms in livestock;

•	Gastrointestinal products for dogs and cats, including hairball remedies;

•	Specialty chemicals; and

•	Equine anti-parasitics.
Sales and Marketing Strategy
          The Company’s product marketing strategy varies for each of its three segments. Following is a discussion of each segment.
     Veterinary Segment
          The Company manufactures a significant amount of its pharmaceutical products that are sold in the veterinary channel and also purchases finished product directly from outside third party manufacturers. This segment’s marketing and sales promotions target veterinarians through education and sampling to encourage veterinarians to prescribe and sell more of the Company’s products. The Company’s principal veterinary line labels are ALLERDERM® dermatological products, C.E.T.® dental products, IVERHART® PLUS canine heartworm preventive, SOLOXINE® endocrinology products and PREVENTIC® tick collars. This segment generated 51%, 45% and 47% of the Company’s revenues in 2004, 2003 and 2002, respectively.
          Members of a veterinary distributor consortium, named Vedco, Inc. (“Vedco”), represent the Company’s largest group of customers and accounted for approximately 17%, 20% and 17% of revenues in 2004, 2003 and 2002, respectively. Before formation of the Vedco consortium, individual members of the Vedco group purchased products directly from Virbac, rather than through the consortium. In the event the Vedco consortium disbands or discontinues purchasing Virbac products, there could be a material adverse effect on the operating results of Virbac’s Veterinary segment. However, the Company believes that individual members of the consortium would have the ability to purchase directly from the Company, which would substantially mitigate the loss of the purchases by Vedco.

     Consumer Brand Segment
          The Consumer Brand segment offers more than 300 products for sale to pet specialty retail stores, superstores, mass merchandisers and farm and fleet stores. Under the Company’s principal consumer brand labels of Petrodex®, Mardel®, Petromalt®, Francodex®, Zema®, Healthy Companion® and Pet Relief®, the Company sells health care products for dogs, cats, horses, tropical fish, birds and various other animals. Some of these products are manufactured by Virbac, while others are contract manufactured by third parties or purchased. The promotion of the Company’s Consumer Brand segment is principally focused on obtaining shelf space in store locations by creating consumer brand awareness and demand. Additionally, this segment distributes animal health and pest control products under the Earth City Resources label to retailers and the farm market, as well as rural, and urban feed retailers. The Consumer Brand segment also distributes private label products, principally pest control products, whereby the Company produces the product and then labels it with the customer’s label for distribution in the retail channel. The Consumer Brand segment generated 28%, 34% and 37% of the Company’s revenues in 2004, 2003 and 2002, respectively.
          The Company also markets and sells its Veterinary and Consumer Brand segment products in Canada and markets outside the U.S. The Company sells its products directly to its Canadian customers. Canadian sales are invoiced in U.S. dollars and totaled $1.2 million in 2004. Virbac’s products are sold in markets outside the U.S. and Canada directly to customers through a distribution agreement with VBSA and its affiliates. These export sales are invoiced in U.S. dollars and amounted to $1.7 million in 2004.
     Contract Manufacturing Segment
          The Contract Manufacturing segment’s services include a broad range of formulation, development, manufacturing, packaging and distribution activities related to products that are generally highly regulated pharmaceuticals and pesticides for significant animal health and specialty chemical customers. The Company holds over 140 FDA and EPA product registrations that are required to perform these services. Additionally, this segment produces and distributes certain livestock products. The Contract Manufacturing segment generated 21%, 21% and 16% of the Company’s revenues in 2004, 2003 and 2002, respectively.
          For further information on the seasonality of the Company’s products, segment performance and financial information on the Company’s segments, refer to Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Note 17. “Segment and Related Information” of the “Notes to Consolidated Financial Statements”, respectively.
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
          On December 3, 1999, the Company entered into a distribution agreement appointing VBSA and its affiliates as the sole and exclusive distributor of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. Under the terms of the distribution agreement, the Company can distribute directly to certain customers at the election of VBSA. Under the terms of the agreement, the Company agrees to manufacture the products and VBSA agrees to use its best efforts to promote, sell and distribute the Company’s products internationally. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. The current terms of the distribution agreement provide that VBSA’s purchase price of products is fixed at 12.6% over the Company’s current cost. During 2004, Virbac recorded $1.2 million of product sales to VBSA and its affiliates under the distribution agreement.
Research and Development
          The Company’s research and development activities focus on developing highly regulated proprietary and generic products mainly for the pet and companion animal market. The Company develops formulas adapted to the needs of companion animals, either from off-patent compounds or proprietary compounds licensed from others. The Company’s research and development activities also include developing less regulated cosmetic products, mainly dermatological and oral hygiene products. The Company maintains a regulatory department that is responsible for maintaining the required product dossiers with the various regulatory departments. The Company believes it is a leader in pet dermatology product development and believes it holds a market leadership position in this product category.
          The Company frequently uses third parties to perform certain research studies and developmental activities. The Company has collaborated, and continues to collaborate, with not only a number of companies, but also with veterinary specialists and other practicing veterinarians to test products in development and to validate the utility of the Company’s existing products in the marketplace. The costs of these services are expensed as incurred and are included as part of the Company’s research and development expense.
          In developing new or improved products, the Company considers a variety of factors, including (i) existing or potential marketing opportunities for such products; (ii) the capability of the Company to manufacture the products; (iii) whether such new or improved products complement its existing products; and (iv) the possibility of leveraging such products with the development of additional products. The Company spent approximately $3.3 million, $4.9 million and $3.1 million, in 2004, 2003 and 2002, respectively, on research and development. Virbac also conducts research on VBSA products that have the potential to be distributed in North America.
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
          In addition to developing its own products and obtaining the North American manufacturing and distribution rights to products developed by VBSA, the Company purchases North American and worldwide manufacturing and distribution rights with respect to certain products developed by third parties.
Registrations, Trademarks and Patents
          The Company considers its intellectual property protection to be material to its ability to successfully commercialize its life-sciences innovations and to protect the capital investments the Company makes in those innovations. The Company owns or licenses a number of patents relating to products, product uses, formulations and manufacturing processes. There is no assurance that patents previously granted or patents that may be granted will be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes may not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with the Company’s patented products.
          The Company holds patents for technologies such as pet toothbrushes, pet shampoos and the systemic and topical control of parasites. The remaining lives of the various patents range from 6 to 15 years. The Company also has exclusive licenses to use other patents including enzyme generation formulae for use in animal toothpaste and rawhide chews; insect growth regulators; VBSA’s Spherulite® technology, which provides for the prolonged delivery of active ingredients contained in various products; and others. The license agreements held by the Company have remaining life ranges of 6 to 15 years.
          The Company holds numerous trademarks relating primarily to its Veterinary and Consumer Brand segment products, including PetRelief®, Petrodex®, Petromalt®, Mardel®, Zema®, ALLERDERM®, SOLOXINE®, Euthasol®, IVERHART® PLUS, and C.E.T.®. Virbac also has permission to use trademarks held by VBSA including HealthyCompanions®, Francodex® and PREVENTIC®.
Procurement of Raw Materials and Finished Goods
          The active ingredients in the Company’s products are generally purchased from large suppliers. The Company generally purchases materials on an as-needed basis, as it is usually unnecessary for the Company to maintain large inventories of such materials. The Company purchases certain raw materials from multiple suppliers; some materials, however, are proprietary, and may only be acquired from one source. The Company also purchases certain raw materials, the availability of which are subject to EPA, FDA, or other regulatory approvals. Some of the Company’s contract manufacturing customers provide the Company with the raw materials used in the production of the customer’s products. Additionally, the Company also purchases certain finished products from outside manufacturers under supply agreements. The Company considers its relationships with its suppliers to be good.
Competition
          The Company’s competitors generally fall into four categories: (i) pet care product producers and suppliers; (ii) animal health product distributors; (iii) manufacturers, formulators and blenders of animal health products; and (iv) specialty chemical and pest control manufacturers.
          The Company faces intense competition in that many of its competitors are larger and have significantly more financial resources than the Company. Moreover, regulatory surveillance and enforcement are accelerating, which is likely to result in only a few competitors that individually possess significantly greater resources than others in the market.
          Each of the Company’s three segments competes in its respective market based on differing criteria. Many of the Company’s products in the Veterinary segment are highly regulated. While there is a large group of competitors in the veterinary market, the Company believes that others are deterred from entering the market due to regulatory requirements. The Veterinary segment competes based on high quality products with premium value and pricing. For some product lines, such as dermatology and dentistry, the Company holds a significant portion of the market share. For other product lines within the veterinary market, such as heartworm medications and nutraceuticals (a food or naturally occurring food supplement thought to have a beneficial effect on pet health), the Company holds only a small portion of the market share.
          The Consumer Brand segment competes based on the market’s expectation of consumer brand awareness, price and quality. The Company does not hold a significant portion of the market in the

Consumer Brand segment but has strength in this segment’s product offerings. The Consumer Brand segment has strong relations with pet supply stores nationwide. Competitors in this segment range from large national companies to small regional companies.
          Competition in the Contract Manufacturing segment is based on price and service. Due to capital demands and governmental requirements for certain products manufactured by the Company, there are few significant competitors in this market. Price, along with the ability of the Company to quickly adapt its facilities in order to provide service, is a competitive advantage.
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
     Product Regulation
          The federal government has extensive enforcement powers over the activities of veterinary pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved products or products that are not in compliance and to halt any manufacturing operations that do not comply with applicable laws and regulations. Any such restrictions or prohibitions on sales, or withdrawal of approval of products marketed by Virbac, could have a material adverse effect on Virbac’s business, financial condition, and results of operation.
          While Virbac believes that all of its current pharmaceuticals are in compliance with applicable FDA regulations and has received required government approvals for the manufacture and sale of such pharmaceuticals, approvals are subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products are, in many circumstances, subject to additional approvals, which may be subject to a lengthy application process. Virbac’s manufacturing facilities are subject to continual inspection by regulatory agencies, and manufacturing operations could be interrupted or halted in either such facility as a result of such inspections. If previously received regulatory approvals were subsequently revoked, any such revocations could have a material adverse effect on Virbac’s business, financial condition and results of operation.
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
          The Company’s FDA-approved new animal drug applications (“NADAs”) permit it to sell medicated treatments, anthelmintics, feed additives and other animal drug products. NADAs do not expire, but are subject to modification or withdrawal by the FDA based upon the related drugs’ performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.
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
          PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of December 31, 2004, approximately $491,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $352,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. The Company has recorded a reserve for $28,000 as of December 31, 2004, which represents the Company’s estimated remaining portion of the liability. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
Employees
          As of December 31, 2004, the Company had approximately 264 full-time employees, of which, approximately 140 were engaged in manufacturing activities, 76 in sales and marketing activities, and 48 employees employed in research and development or administrative functions. Fifty-seven of the full-time employees located at the Bridgeton, Missouri facility, are covered by collective bargaining agreements with international unions that were renewed in the fourth quarter of 2004 with no material changes. Each of the collective bargaining agreements expire in the fourth quarter of 2008. The Company also employs workers on a temporary basis, the number of which fluctuates during the year because demand for many of the Company’s products is seasonal. The Company considers its employee and union relations to be good.
Restatement of Financial Statements and Other Developments
     Restatement of Financial Statements
          On November 12, 2003, the Company publicly disclosed the initiation of an internal investigation by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the United States Securities and Exchange Commission (the “SEC”) to advise it of the internal investigation.
          On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued quarterly financial statements for the quarters ended March 31, 2003 and June 30, 2003 (the “Restatement”), and that its previously issued financial statements for these periods should no longer be relied upon.
          The continuation of the internal investigation resulted in various adjustments to the Company’s financial statements for 1998 through 2003. The Restatement was the result of accounting irregularities and errors, including: (i) improper revenue recognition; (ii) the understatement of sales related reserves; (iii) the understatement of inventory obsolescence reserves; (iv) the understatement of a deferred tax valuation; (v) the impairment of goodwill; (vi) the improper capitalization of research and development expenses; and (vii) other miscellaneous accounting corrections.
          The Company filed its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003 in its Annual Report on Form 10-K which was filed with the SEC on April 29, 2005. In addition, the filing also included certain restated unaudited financial data for the years 1998 through 2000. The Company has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the quarterly periods affected by the Restatement. The information that had been previously filed or otherwise reported for these periods is superseded by the information in its Annual Report on Form 10-K filed with the SEC on April 29, 2005, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Also on May 6, 2005, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

     NASDAQ Delisting
          As a result of its inability to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the Common Stock was delisted from the NASDAQ National Market, effective January 23, 2004.
          The Company currently intends to file a new listing application with NASDAQ once it is deemed that the Company has filed all necessary reports under the federal securities laws that are currently delinquent. Although the Company believes it will satisfy all relevant requirements for listing the Common Stock on NASDAQ, there can be no assurance that its application will be approved or, if approved, when the Common Stock will be re-listed for trading on NASDAQ.
     Putative Securities Class Action and Shareholder Derivative Lawsuits and SEC Investigation
          The Company has been named as a defendant in various lawsuits related to the effect the Company’s past accounting practices had on its financial statements. Additionally, the Company has been the subject of an SEC investigation to determine whether any violations of federal securities law may have occurred. See Item 3. “Legal Proceedings,” for further discussion of these matters.
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
ITEM 2. PROPERTIES.
          The Company owns the Fort Worth, Texas and the Bridgeton, Missouri manufacturing facilities where substantially all of the Company’s products are produced. The Fort Worth facility is a 127,000 square foot manufacturing, warehousing, distribution and office facility. Most of the Company’s non-EPA regulated products are manufactured at the Fort Worth facility. The Bridgeton facility, at which the Contract Manufacturing segment’s operations are conducted and most EPA and FDA regulated products are produced is an EPA and FDA registered facility and consists of a 176,000 square foot manufacturing and warehousing building located on 37 acres. Both the Fort Worth and Bridgeton facilities, along with the land on which they are located, have been pledged as collateral under Virbac’s Credit Agreement with First Bank dated as of September 7, 1999, as amended (the “Credit Agreement”).
          Management believes that the Company’s facilities are adequate and suitable for the Company’s current operations.
ITEM 3. LEGAL PROCEEDINGS.
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of December 31, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
     Putative Securities Class Action Litigation
          On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors) (Bell, Rougraff, and Boissy collectively, the “individual defendants”). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act (“Rule 10b-5”), and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs.
          On September 10, 2004, the plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”), asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. The plaintiffs generally allege in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Common Stock sharply declined, allegedly damaging the plaintiffs. The plaintiffs seek to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper. In December 2004, Virbac, VBSA and the individual defendants filed motions to dismiss the Amended Complaint. Opposition and reply briefs have been filed, but no decision has been rendered.
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. The Court has extended the stay until September 9, 2005, to allow the parties to finalize the settlement documents and submit them to the Court for approval. Assuming that the settlement is finalized and approved by the Court, the Company anticipates that the settlement amount will be fully funded by existing insurance.

     Shareholder Derivative Lawsuit
          On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits in the United States District Court for the Northern District of Texas, Fort Worth Division, derivatively on behalf of the Company against Virbac, as a nominal defendant, and Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors, and Joseph A. Rougraff, a former officer of the Company (collectively, the “individual defendants”). These two lawsuits have been consolidated, and on December 3, 2004, the Court appointed lead counsel for the plaintiffs. On March 1, 2005, the plaintiffs filed a consolidated amended derivative shareholder complaint (the “Amended Derivative Complaint”), asserting claims against: defendants Bell and Rougraff for improper financial reporting under the Sarbanes-Oxley Act of 2002 (“SOX”); all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to alleged insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.
          The plaintiffs generally allege in the Amended Derivative Complaint that the individual defendants caused Virbac to issue financial statements, press releases, and other public statements that were false and materially misleading, caused Virbac to miss required financial reporting deadlines under SOX, and sold stock on inside information. As a result, the plaintiffs allege the Company’s market capitalization and share price were severely devalued; the Company was subjected to a formal investigation and a potential civil action brought by the SEC; the Company faces tens of millions of dollars in legal, accounting, and other professional fees; and the Company’s overall credibility, reputation, and goodwill were irreparably damaged. The plaintiffs seek, on behalf of nominal defendant Virbac, to recover monetary compensation, including a disgorgement of all profits and bonuses the defendants allegedly earned in the relevant time period, as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper.
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 31, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session, but were unable to settle the action. On July 13, 2005, the Court extended the stay until July 25, 2005 to allow the parties to continue settlement discussions. That stay has now expired. While settlement discussions are ongoing, an agreed-upon briefing schedule was approved by the Court regarding the filing of motions to dismiss the Amended Derivative Complaint. Under the schedule nominal defendant Virbac’s and the individual defendants’ motions to dismiss were filed on August 15, 2005; the plaintiffs’ opposition brief is due on September 29, 2005; and defendants’ reply briefs are due on October 24, 2005.
          While Virbac has currently reached a settlement in principle with regard to the shareholder class action and is currently in ongoing settlement discussions with regard to the derivative lawsuit, Virbac cannot predict the final outcome of these lawsuits at this time. The parties to the putative shareholder class action may not be able to reach a final settlement agreement and/or the Court in such action may not approve the settlement. An adverse result in either lawsuit could have a material adverse effect on the Company’s financial condition and liquidity in the event that the final settlement amounts and/or judgments exceed the limits of the Company’s insurance policies or the carriers decline to fund such final settlements/judgments. To date, the Company’s insurance carriers have provided coverage for the submitted expenses incurred in defending both actions as claims under the relevant policies. In addition, the Company’s insurance carriers have agreed to pay all reasonable and necessary defense costs that have been and will be incurred in the putative securities class action.

     SEC Investigation
          On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred.
          On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intended to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.
          Following the Wells Notice, the Company and the staff of the SEC’s Fort Worth District Office reached an agreement in principal to settle this matter. The proposed settlement includes the following principal terms:
•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.
          The Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the proposed civil money penalty. The agreement in principal to settle this matter is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved. The Company continues to cooperate with the SEC in this matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of security holders in 2004.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
          The following table sets forth the quarterly range of high and low closing sales prices per share for the Common Stock during the periods indicated. The Common Stock was quoted on the Pink Sheets after the Common Stock was de-listed from the NASDAQ National Market on January 22, 2004. As a result, the Common Stock prices for 2004 and 2005 are Pink Sheet prices. The Pink Sheet prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and markdowns or any commissions to the broker-dealer, and may not represent actual transactions.

	High	Low
Year ended December 31, 2003 (NASDAQ National Market)
First Quarter	5.90	5.20
Second Quarter	6.17	5.01
Third Quarter	8.22	5.56
Fourth Quarter (1)	8.53	6.50

Year ended December 31, 2004 (Pink Sheets)
First Quarter	6.50	2.26
Second Quarter	3.15	2.50
Third Quarter	3.14	2.45
Fourth Quarter	3.95	2.70

Year ending December 31, 2005 (Pink Sheets)
First Quarter	3.90	3.32
Second Quarter	3.65	2.17

(1)	The NASDAQ National Market halted trading in the Company’s securities effective November 13, 2003.
As of June 30, 2005, the Company had 222 record holders of the Common Stock.

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
          The following table sets forth information concerning stock options outstanding under the Equity Compensation Plans as of December 31, 2004. The Equity Compensation Plans have been approved by the Company’s shareholders.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	Weighted Average	Equity Compensation Plans
	Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected in the First
Plan Category	and Rights	Warrants and Rights	Column)
Equity Compensation Plans	704,014	$3.64	373,020
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
          The Company did not sell any unregistered securities during 2004, the period covered by this Annual Report on Form 10-K.
ITEM 6. SELECTED FINANCIAL DATA.
          The following selected financial data have been derived from the Company’s consolidated financial statements and related notes thereto that are included elsewhere in this Annual Report on Form 10-K, except for the summarized financial information for 2001 and unaudited financial information for 2000. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
(In thousands, except per share data)	2004 (1)	2003 (2)	2002	2001 (1)	2000 (1)
STATEMENTS OF OPERATIONS DATA
Revenues	$77,115	$67,077	$60,923	$56,944	$51,486

Income (loss) from operations	3,559	(4,288)	1,712	(231)	(135)

Income taxes	(570)	(84)	(361)	(16)	—
Income (loss) before cumulative effect of change in accounting principle	1,471	(5,004)	985	(897)	(575)
Cumulative effect of change in accounting principle	—	—	(2,308)	—	(469)
Net income (loss)	1,471	(5,004)	(1,323)	(897)	(1,044)

Basic income (loss) per share	$0.07	$(0.23)	$(0.06)	$(0.04)	$(0.05)
Basic weighted average number of shares outstanding	22,291	22,234	22,115	22,038	21,376

Diluted income (loss) per share	$0.06	$(0.23)	$(0.06)	$(0.04)	$(0.05)
Diluted weighted average number of shares outstanding	22,763	22,234	22,774	22,038	21,376

BALANCE SHEET DATA
Cash	$3,717	$4	$865	$477	$272
Working capital	(2,687)	(13,851)	6,195	6,844	7,348
Goodwill, net	5,006	5,571	4,826	7,445	7,962
Intangibles and other assets	20,472	21,243	2,917	316	537
Total assets	61,056	65,145	45,245	47,791	44,983
VBSA notes payable	9,000	—	—	—	—
Notes payable, less current maturities	3	7	10	—	—
Shareholders’ equity	17,693	16,145	21,033	22,104	22,909

(1)	Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Prior to the implementation of SAB 101, the Company recognized revenues when product was shipped from the Company’s distribution facility, due to the transfer of the risk of loss to common carriers. Upon implementation of SAB 101, the Company recognized revenue upon receipt by customers. The net effect in 2000 of this change was to reduce revenues by $0.8 million and increase the diluted loss per share by $.02. During 2001, the Company changed its shipping terms with its customers so that ownership transferred to the customer at the time of shipment and continued this policy through the first quarter of 2004. During this period, certain customer contract terms were changed such that the risk of loss transferred to the customer on delivery and revenue was recorded based upon the expected date of receipt. In the second quarter of 2004, for customer service and policy consistency reasons, the Company elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, the Company now recognizes revenue upon delivery to these customers. The net effect of this change was to reduce 2004 revenues by approximately $1.0 million and to reduce diluted income per share by $.02.

(2)	The balance sheet data at December 31, 2003, and statement of operations data for the year ended December 31, 2003, include the results of operations of Delmarva Laboratories, Inc. (“Delmarva”) for the period from August 15, 2003 to December 31, 2003, and the results of operations of the animal healthcare division of King Pharmaceuticals, Inc. (“King”), for the period from September 8, 2003 to December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References to “Notes to Consolidated Financial Statements” within this Item 7. refer to the Notes to the Company’s Consolidated Financial Statements in Item 15.
Restatement of Financial Statements
          During 2004, Virbac restated its audited financial statements for 2001 and 2002, its unaudited interim financial statements for each of the quarterly periods in 2001 and 2002 and its unaudited interim financial statements for the quarters ended March 31, 2003 and June 30, 2003. These restated results, as well as the Company’s audited results for 2003, appear in the Company’s Annual Report on Form 10-K for 2003, filed with the SEC on April 29, 2005. For further information regarding the Restatement, see Item 1. “Business – Restatement of Financial Statements and Other Developments”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect these restated numbers.
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
          The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment, which offers a broad range of services and specialized expertise in the manufacture of highly regulated products as well as the direct sale of certain livestock products. Detailed operating results for these segments may be found in Note 17. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”
          The Veterinary segment includes dermatological products, oral hygiene products, flea and tick products, ear cleaners, nutritional supplements, gastrointestinal products, and certain pharmaceutical products, including canine heartworm preventatives, endocrinology treatments and euthanasia drugs. The Company considers the Veterinary segment to be its core business and devotes most of its management time and other resources to improving the prospects for this segment. A significant amount of the Company’s sales and marketing expenses are in the Veterinary segment and the vast majority of the research and development spending is dedicated to this segment, as well. Virbac has devoted substantial resources to the research and development of innovative products in the Veterinary segment, where the Company strives to develop high value products.
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
          The Company’s veterinary products are sold to veterinarians exclusively through distributors. Virbac provides veterinarians with a suggested retail price for the sale of the product to the consumer.

The Company considers its relationships with both the distributors and veterinarians to be critical to its success.
          The Consumer Brand segment offers more than 300 products for sale in pet specialty retail stores, superstores, mass merchandisers and farm and fleet stores. Under the Company’s principal consumer brand labels of Petrodex®, Mardel®, Petromalt®, Francodexe®, Zema®, Healthy Companion® and Pet Relief®, the Company sells health care products for dogs, cats, tropical fish, birds and various other animals. Some of these products are manufactured by Virbac, while others are contract manufactured or purchased. The promotion of the Company’s Consumer Brand segment is focused on obtaining shelf space in retail locations by creating consumer brand awareness and demand. The Company sells its Consumer Brand segment products directly to retailers or through distributors. The Company considers its relationship with major retailers, such as PETCO and PETsMART, critical to the success of its Consumer Brand segment. Additionally, this segment distributes animal health and pest control products under the Earth City Resources label to retailers and the farm market, as well as rural, and urban feed retailers. The Consumer Brand segment also distributes private label products, principally pest control products, whereby the Company produces the product and then labels it with the customer’s label for distribution in the retail channel.
          The Contract Manufacturing segment’s services include a broad range of formulation, development, manufacturing, packaging and distribution activities related to products that are generally highly regulated pharmaceuticals and pesticides for significant animal health and specialty chemical customers. The Company holds over 140 FDA and EPA product registrations that are required to perform these services. Additionally, this segment produces and distributes certain livestock products.
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
Critical Accounting Policies and Estimates
          The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be relevant and reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The information used to make such estimates is continually evaluated as the Company’s business and the economic environment changes. Actual results may differ materially from these estimates under different assumptions or conditions.
          In the Notes to the Consolidated Financial Statements, the significant accounting policies used in the preparation of the consolidated financial statements are described. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition
          The Company recognizes revenue when the following four criteria have been met. These include: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable; and (iv) collectibility is reasonably assured.
          Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change was to reduce 2004 revenues by approximately $1.0 million and to reduce diluted income per share by $.02.
          Virbac continues to recognize revenue at the time of shipment to all of its Contract Manufacturing customers where Virbac had ownership of the inventory, as title and risk of loss pass to the customers on delivery to the common carrier. Revenue related to certain Contract Manufacturing customers, for which the Company provides warehousing and/or distribution services, is recognized upon the completion of the manufacturing process, when the customer accepts all risks of ownership but requests, due to the nature of the inventory, that the Company hold the inventory for a short period of time and all the other necessary conditions for revenue recognition have been met.
          In connection with the Restatement, the Company determined that it was more appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales during 2003 and 2002, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, the Company recognized revenue at the time of cash collection for all sales transactions during 2003 and 2002 for which there was a warehousing arrangement in connection with the delivery. The total revenue from these consignment sale transactions during 2003 and 2002 was $2.3 million and $2.6 million, respectively and in the first quarter of 2004, the Company recognized revenue of $2.0 million for products which were shipped in 2003, but were paid for in 2004.
     Sales Related and Product Replacement Reserves
          The Company’s gross product sales are subject to a variety of deductions, primarily representing expected returns and rebates and discounts granted to its customers. These deductions represent estimates of the related obligation and, as such, judgment is required when estimating the impact of these sales deductions on revenues for a reporting period. The sensitivity of the estimates can vary by program, type of customer and geographic location. Sales return estimates associated with certain veterinary products with limited expiration periods are at-risk for material adjustment because the customers may return unsold expired products. Other products with longer shelf lives have a longer return period, which makes the determination of their ultimate return rate more difficult.
          Additionally, Virbac’s distribution agreements provide that the Company can elect to replace expired product in lieu of issuing a credit. Virbac records the estimated cost for product replacements as a charge to cost of sales in the period the sale occurs. In 2004, Virbac discontinued its policy of replacing expired product and currently only issues credits for expired product returns.
          The Company generally records marketing related sales incentives, such as cooperative advertising, as a charge to sales and marketing expense at the time the related revenues are recorded or when the incentive is offered, whichever is later. Virbac estimates the cost of sales incentives based on historical experience with similar incentive programs.
          The Company’s sales related and product replacement reserves are recorded as liabilities in the Consolidated Balance Sheets, as opposed to a reduction in accounts receivable, as the sales to which they relate have generally been collected and these reserves represent liabilities for future performance.
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
     Valuation of Long-Lived and Intangible Assets and Goodwill
          Long-lived assets, such as property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in the financial statements may not be recoverable. The Company’s evaluation of potential impairment involves comparing the carrying value of the asset to the estimated fair value of the asset. The fair value is determined by estimating the future undiscounted cash flows that the asset will generate. If the fair value calculated is less than the carrying value, the Company calculates the discounted cash flows of the asset and records an impairment loss. The impairment loss is the difference between the discounted fair value and the carrying value of the asset and is recorded as a charge to earnings in the period the impairment occurs. The carrying value of the asset is adjusted to the new carrying value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset.
          The impairment calculation requires the Company to apply judgment and estimates concerning the future cash flows, strategic plans, useful life and discount rates. If actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to additional impairment charges which could be material to the Company’s results of operations.
          The Company has acquired goodwill and other separately identifiable intangibles related to business acquisitions that have occurred during the current and prior years. The original valuation of these intangibles is typically performed by a third-party appraiser and may include the use of estimates that the Company provides concerning future profitability, cash flows and other judgmental factors. The Company reviews its goodwill and intangibles on an annual basis, typically near its fiscal year end, and whenever events or changes in circumstances indicate the carrying value of the goodwill or intangibles might exceed their current fair value.
          The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or the performance of certain business units are different from the Company’s estimates, the Company may be exposed to an impairment charge related to its goodwill or intangibles. The total value of the Company’s goodwill and intangibles at December 31, 2004, was $25.3 million.

     Unearned Product License Fees
          The Company has received payments on two products related to a distribution agreement with Pfizer, Inc. (“Pfizer”). The payments received for both products have been reflected as unearned product license fees in the Consolidated Balance Sheets. Upon obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, adjusted for historical experience.
     Assessment of Loss Contingencies
          The Company has legal and other contingencies that could result in significant losses upon their ultimate resolution. Virbac has provided for losses in situations where it has concluded that it is probable a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter that could have a material adverse effect on the results of operations, financial position or cash flows of the Company.
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
     Business Combinations
          Virbac accounts for business combinations using the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The results of operations of the acquired business are included in the consolidated results of operations from the date of acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired companies based on their respective fair values. Any excess of the purchase price over estimated fair values of the tangible and identified intangible assets acquired has been recorded as goodwill. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.

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
          Other significant estimates and assumptions are required to value acquired receivables, inventories, other assets and various assumed liabilities. The fair values reflected in the Company’s purchase price allocations impact depreciation, amortization, impairment charges and other components of Virbac’s ongoing operating results. Accordingly, variations in the estimates and assumptions from the amounts reflected in the final purchase price allocations would result in changes to the Company’s operating results. In this regard, different classes of assets have varying impacts on the Company’s operating results. For example, goodwill is no longer amortized, but is instead reviewed at least annually during the fourth quarter for possible impairment.
Results of Operations
          The following table sets forth, for the periods presented, the Company’s revenue, expenses and net income (loss) as a percentage of revenues:

	For the Years Ended December 31,
	2004	2003	2002

Revenues	100%	100%	100%
Cost of goods sold	56	62	61

Gross profit	44	38	39

Operating expenses:
Sales and marketing	17	22	18
General and administrative	15	12	9
Research and development	4	7	5
Warehouse and distribution	3	3	4

Total operating expenses	39	44	36

Income (loss) from operations	5	(6)	3
Interest expense and other income	(2)	(1)	(1)

Income (loss) before income taxes	3	(7)	2
Provision for income taxes	(1)	—	—

Income (loss) before cumulative effect of change in accounting principle	2	(7)	2
Cumulative effect of accounting change	—	—	(4)

Net income (loss)	2%	(7)%	(2)%

Comparison of the Years Ended December 31, 2004, 2003 and 2002
     Revenues
          Revenues of the Company increased to $77.1 million in 2004, an increase of 15% from 2003 and increased to $67.1 million in 2003, an increase of 10% from 2002. The specific revenues by segment were as follows:

	For the years ended			Change
	December 31,			2004 vs 2003		2003 vs 2002
	2004	2003	2002	Dollars	%	Dollars	%
Veterinary	$39,341	$29,831	$28,726	$9,510	32%	$1,105	4%
Consumer Brand	21,244	22,850	22,794	(1,606)	(7%)	56	0%
Contract Manufacturing	16,530	14,396	9,403	2,134	15%	4,993	53%

Totals	$77,115	$67,077	$60,923	$10,038	15%	$6,154	10%

•	Veterinary revenues increased in 2004, as compared to 2003, principally as a result of a full year of revenues from the King and Delmarva product acquisitions, which occurred in late 2003. The King product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement, and Pancrezyme®, Tumil-K®, Uroeze® and Ammonil® which are pancreatic and nutritional supplements. The Delmarva product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and ClintabsTM and ClinsolTM. Incremental 2004 revenues related to these acquisitions were approximately $6.1 million. Other product categories which reported an increase in revenues in 2004, as compared to 2003, included heartworm preventative, dermatology and dental products with year over year increases of approximately 42%, 12% and 19%, respectively. Heartworm preventative product revenues were positively impacted by the FDA recall in September 2004 of a competitive heartworm preventative, which had significant market share. Dermatalogy revenues increased year over year due to the launch in late 2003 of two new products. The dental product category reported increased revenues in 2004, as compared to 2003, due to the launch of a significant dental chew product in the first quarter of 2004. These increases were offset by a year over year decrease in pesticide product category revenues as a result of a Company initiated recall in the first quarter of 2004 of it’s flea and tick collar due to product efficacy issues. Virbac purchased this product from VBSA and has been reimbursed in full for the costs of all unused product and other costs associated with the recall.
Veterinary revenues increased in 2003, as compared to 2002, principally due to product revenues related to the King and Delmarva acquisitions. These acquisitions contributed approximately $1.9 million in incremental revenues in 2003. The dental product category also reported an increase in revenues in 2003, as compared to 2002, due to the Company’s increased marketing efforts on this product category. These increases were offset by decreases in 2003 revenues, as compared to 2002, in the Company’s pesticide, nutraceutical, dermatology and heartworm preventative products.
The Company’s proforma operating results reflected in Note 4. “Acquisitions” of the “Notes to Consolidated Financial Statements”, indicate the King acquisition was dilutive in 2003 and accretive in 2002. The principal reason for the dilution in 2003 is due to decreased annual revenues and lower gross profit margins for King animal health products in 2003, as compared to 2002, prior to the acquisition of this product group by Virbac. This trend has not continued in 2004 as a result of the Company’s focused marketing efforts and the improvement in gross profit margins due to the transfer of the manufacture of King animal health products to the Company’s Bridgeton, Missouri facility in 2004.

•	Consumer Brand revenues decreased in 2004, as compared to 2003, by $1.6 million due principally to lower export revenues and decreased revenues in the dental and nutraceutical product categories. The dental product category was negatively affected as a result of the discontinuation of a number of products. The neutraceutical product category was negatively affected by pricing pressure and the loss of a key customer in July 2004, who launched their own neutraceutical brand product. Consumer Brand revenues were essentially flat in 2003, as compared to 2002, as sales in 2003 were negatively affected by an increase in sales related discounts and return reserve requirements.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations, livestock de-wormer product sales and equine products that are sold exclusively to Pfizer.
Manufacturing operation revenues increased approximately 15% in 2004, as compared to 2003, due to increased demand from existing customers. Manufacturing operation revenues increased in 2003, as compared to 2002, due to the addition of two new customers and the resolution of an active ingredient sourcing issue, which affected 2002 revenues. The Company’s strategy has been to eliminate low margin contract manufacturing services and transfer the available production capacity to internal veterinary products; thus, the Company does not expect contract manufacturing revenues to continue to increase significantly in the future.
Livestock de-wormer product revenue declined in 2004, as compared to 2003, and is expected to continue to decline in 2005. This product has recently been subject to extreme competitive pricing pressure, which has had a significant negative impact on the product’s margins. As previously indicated, the Company’s livestock de-wormer revenues in 2002 and 2003 were recorded at the time of cash collection since collectibility was not reasonably assured at the time of shipment. The livestock de-wormer product was launched in the third quarter of 2001 and in 2002, the Company reported $2.7 million in livestock de-wormer revenues. This amount increased to $4.8 million in 2003. The Company does not consider this product to be core to its business operations and expects to continue to phase out this product from its product portfolio.
Equine product revenues increased approximately 23% in 2004, as compared to 2003, due to the product’s strong market acceptance and a full year of revenues in 2004 for one of the equine products. Revenues of this product category increased from $0.4 million in 2002 to $1.8 million in 2003. Equine product revenues increased in 2003, as compared to 2002, following the FDA’s approval of the second of two products in July 2003. Additionally, 2003 included a full year of revenues from the first product, which was launched in the fourth quarter of 2002.
          The Company currently expects 2005 revenues will be slightly higher, as compared to 2004, due principally to increased heartworm preventative product revenues. Additionally, the Company has received approval in 2005 from the FDA to extend the shelf life of its heartworm preventative, IVERHART® PLUS, which is expected to increase demand and reduce product returns. The increase in revenues is expected to be offset by decreased livestock de-wormer product revenue.
     Gross Profit
          Gross profit in 2004 increased by $8.2 million or 32%, as compared to 2003, and increased 6 points as a percentage of revenue over the same period. Gross profit increased by $1.8 million or 8%, in 2003, as compared to 2002, and decreased one point as a percentage of revenue over the same period. The specific gross profit by segment was as follows:

							Change
	For the year ended December 31,						2004 vs. 2003		2003 vs. 2002
		Gross		Gross		Gross
(In thousands)	2004	Profit %	2003	Profit %	2002	Profit %	$	%	$	%
Veterinary	$25,122	64%	$16,337	55%	$15,318	53%	$8,785	53%	$1,019	7%
Consumer Brand	7,056	33%	6,274	27%	7,175	31%	782	12%	(901)	(13)%
Contract Manufacturing	1,686	10%	3,042	21%	1,327	14%	(1,356)	(45)%	1,715	129%

Totals	$33,864	44%	$25,653	38%	$23,820	39%	$8,211	32%	$1,833	8%

•	Veterinary segment gross profit increased significantly in 2004, as compared to 2003, due to several factors. Revenues in 2004 included a full year of product revenues from the King and Delmarva product acquisitions, which occurred in late 2003. The King and Delmarva product categories have strong gross profit levels thus elevating this segment’s overall margins. Additionally, 2004 gross profits have been positively impacted by IVERHART® PLUS margins as a result of lower return rates in 2004, as compared to 2003. On increased revenues, Veterinary segment gross profit in 2003 was only slightly higher, as compared to 2002, due principally to increased inventory obsolescence and product replacement reserves. Inventory reserve requirements increased in 2003, as compared to 2002, as dated product expired due to excess inventory on hand. Product replacement reserve requirements increased in 2003, as compared to 2002, as product in the sales channel expired due to lack of sell-through.

•	Consumer Brand segment gross profit increased in 2004, as compared to 2003, reflecting the net impact of product mix, product rationalization and improved inventory management which resulted in lower inventory obsolescence reserve requirements in 2004, as compared to 2003. Consumer Brand segment gross profit decreased in 2003, as compared to 2002, due principally to increased, inventory obsolescence reserves in 2003.

•	Contract Manufacturing segment gross profit decreased in 2004, as compared to 2003, due principally to lower livestock de-wormer product revenues and reduced overall gross profit on this product category. Livestock de-wormer gross profit was negatively affected by extreme competitive pricing pressures. Manufacturing operation gross profit remained nearly flat year over year. Contract Manufacturing segment gross profit increased in 2003, as compared to 2002, due principally to margins realized on the sale of the Company’s livestock de-wormer product. This product was launched in the third quarter of 2001; however, the Company recognized the sales and related cost of sales of this product at the time of cash collection due to the uncertainty of collection at the time of shipment. Additionally, 2003 gross profit was positively affected by increased equine product sales as the second significant product was launched in July 2003.
          The Company currently expects that gross profit margins will increase slightly in 2005, as compared to 2004. Key reasons include a greater percentage of overall revenues from its Veterinary segment division, which carry higher gross margin rates than the Company average. The Company is also phasing out lower gross profit margin products such as the livestock de-wormer products. Furthermore, the Company expects lower product return rates and improved inventory management, both of which positively impact the gross profit margins.
     Operating Expenses
          Total operating expenses increased to $30.3 million in 2004, from $29.9 million in 2003, a 1% increase. As a percentage of revenues, operating expenses decreased to 39% in 2004, as compared to 44% in 2003. Sales and marketing expenses decreased to $13.5 million in 2004, as compared to $14.5 million in 2003. The principal reasons for the decrease in 2004 were due to lower advertising and marketing related expenditures and a $0.3 million reversal of marketing related sales incentive reserves associated with 2003 customer programs. General and administrative costs increased to $11.2 million in 2004, as compared to $8.3 million in 2003. Principal reasons for the increase in general and administrative costs in 2004 were due to legal and outside consulting costs incurred in connection with the Audit Committee’s internal investigation and outside audit and consulting support costs incurred in connection with the Restatement. The Company estimates that these incremental non-recurring costs were approximately $4.8 million in 2004 and $1.3 million, in addition to a $0.5 million civil money penalty, in 2003.
          Total operating expenses increased to $29.9 million in 2003, from $22.1 million in 2002. As a percentage of revenues, operating expenses increased to 44% in 2003, as compared to 36% in 2002. Sales and marketing costs increased to $14.5 million in 2003, as compared to $11.1 million in 2002. Principal reasons for the increase in sales and marketing expenses were due to increased product marketing expenditures as a result of the King and Delmarva acquisitions in late 2003. General and administrative costs increased to $8.3 million in 2003, from $5.7 million in 2002. The principal reason for the increase was due to legal and outside consulting costs incurred in the fourth quarter of 2003 in connection with the Audit Committee’s internal investigation. Operating expenses in 2003 also include a non tax-deductible fine of $0.5 million to be paid to the SEC in settlement of a civil money penalty claim. See “Risks Relating to the Restatement of Financial Statements and Related Matters” for a further discussion of the SEC settlement fine. As previously mentioned, the Company estimates that the 2003 incremental non-recurring costs associated with the internal investigation are approximately $1.3 million in addition to the $0.5 million civil money penalty.
          Research and development expenses include costs related to the development of new products which include clinical study expenditures. Additionally, research and development expenses include the costs of maintaining product registrations and other product regulatory requirements, such as monitoring the safety and effectiveness of the products. Research and development expenses decreased to $3.3 million in 2004 or 4% of revenues, as compared to $4.9 million, or 7% of revenues in 2003. The principal reason for the decrease in research and development expenses was due to lower clinical study expenses. Clinical study expenses were higher in 2003 due to research activities related to IVERHART® PLUS. Additionally, 2003 product registration costs were elevated due to the King and Delmarva product acquisitions. Research and development expenses of $4.9 million in 2003 reflect an increase from $3.1 million in 2002, for the above mentioned reasons.
          On increased revenues, warehouse and distribution expenses remained nearly flat in all three years presented as distribution costs are principally related to points of delivery, which has remained fairly constant over the three years presented, and not volume.
          The Company is currently assessing the valuation of one of the product categories acquired in connection with the acquisition of Delmarva. The Company’s preliminary evaluation indicates that certain events which arose in 2005 may have resulted in the impairment of this product category. These events include a change in product market conditions resulting in a decline in forecasted revenues. The value of this product category asset was $1.6 million at December 31, 2004 and is recorded as an intangible asset in the Consolidated Balance Sheet. If the Company determines upon completion of its assessment that this product category asset has been impaired, the Company will record an impairment charge for the difference between the projected discounted cash flows and the asset’s carrying value.
           Other than the item discussed in the preceding paragraph, the Company expects that the dollar amount of 2005 operating expenses will be flat as compared to 2004. The Company expects that the costs associated with the Audit Committee’s investigation and the Restatement will be lower than 2004 levels and will be substantially reduced in the second half of 2005. This decrease in costs is expected to be offset by an increase in sales and marketing and research and development expenditures related to increased marketing activity and increased clinical study expenditures, respectively.
     Interest Expense and Other Income
          Interest expense and other income of $1.5 million in 2004 represents a increase of $0.9 million or 140%, as compared to 2003, due to higher average borrowing levels and higher overall interest rates. Interest expense and other income increased $0.3 million or 73%, in 2003, as compared to 2002, due to higher average borrowing levels. The principal reason for the higher average borrowing levels, which commenced in the fourth quarter of 2003, was due to the acquisition of King and Delmarva, which were financed with the Company’s revolving credit facility. The weighted average interest rates for 2004 and 2003 were 6.43% and 4.16%, respectively. See “Liquidity and Capital Resources” section below for further discussion. The Company expects that interest expense will be slightly lower in 2005, as compared to 2004, due to lower average borrowing levels offset by an increase in interest rates.
     Taxes
          The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty of recognizing the associated benefit and accordingly, generally does not record a federal tax provision or benefit. Currently, and in the foreseeable future, as the Company incurs tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. However, the tax provision recorded by the Company in 2004 and 2002 principally represents the recognition of deferred tax assets related to Agri-Nutrition for which any changes are recorded as a reduction of goodwill in accordance with SFAS No. 109, Income Taxes. The tax provision recorded by the Company in 2003 principally represents federal alternative minimum and state income tax expense.
     Goodwill Impairment
          Upon completing its goodwill impairment analysis for 2002, the Company determined that the goodwill related to the Consumer Brand segment was impaired and accordingly, the Company recorded a non-cash charge to income of $2.3 million to write-off the goodwill. The impairment was recognized as of January 1, 2002 as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, (“SFAS No. 142”).
Liquidity and Capital Resources
          In 2004, operating activities generated $9.3 million in cash. Principal operating sources of cash flows included a decrease in inventories and accounts receivable of $4.3 million, cash from operations of $4.8 million after adjusting for non-cash charges, and a decrease in prepaid expenses and other assets of $0.8 million. Inventories declined in 2004 as a result of the Company’s improved forecasting and production planning activities. Accounts receivable declined in 2004 as the Company substantially reduced the granting of extended payment terms to its customers. Principal uses of cash from operations include a reduction in accounts payable of $0.8 million.
          In 2003, operating activities utilized approximately $0.7 million in cash. Principal uses of cash flows included an increase in inventories of $4.6 million and an increase in prepaid expenses and other current assets and a decrease in sales related reserves of $1.1 million. The increase in inventories was due principally to the purchase of large quantities of a dental care product for which the Company had forecasted significant revenues. The uses of cash were offset by inflows of cash from operations of approximately $0.2 million after adjusting for non-cash charges, the receipt of $1.7 million for product license rights under an agreement with Pfizer, a decrease in accounts receivable of $1.5 million and an increase in accrued expenses of $1.3 million.
          In 2002, operating activities generated $7.8 million in cash. Principal operating sources of cash flows included cash from operations of $5.1 million after adjusting for non-cash charges to operations, product license right receipts of $0.7 million, a decrease in inventories and accounts receivable of $2.5 million and an increase in accrued expenses of $1.7 million. The non-cash charges to operations included a charge of $2.3 million for the write-off of goodwill related to the Consumer Brand segment that was recognized as of January 1, 2002, as the cumulative effect of a change in accounting principle. Operating sources of cash flow were offset by a decrease in accounts payable of $1.4 million and an increase in prepaid expenses and other current assets of $0.6 million.

     Cash used in investing activities in 2004, 2003 and 2002 was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product licenses and other intangible assets. Additionally, cash used in investing activities in 2004 and 2003 include expenditures related to the purchase and implementation of the Company’s new management information system. In 2003, cash used in investing activities included the acquisitions of King and Delmarva. Both of these acquisitions are viewed as strategic by the Company and represent the Company’s further entrance into the pharmaceutical product market. The Company believes that pharmaceutical products carry higher gross profit margins and continually evaluates other opportunities to complement its existing portfolio of pharmaceutical and non-pharmaceutical product offerings to leverage its existing sales and distribution channels. In 2002, the Company made one significant product license acquisition and made lump sum payments under an existing product license agreement, thereby eliminating future royalty payments. These product license arrangements are more fully discussed in Note 8. “Goodwill and Other Intangible Assets” in the “Notes to Consolidated Financial Statements”.
     Cash flows from financing activities in all years presented reflect the activity under the Credit Agreement, which is used primarily to fund working capital needs. Additionally, 2004 cash flows from financing activities include proceeds from three secured subordinated promissory notes in favor of VBSA totaling $9.0 million (the “VBSA Notes”). See below for a further discussion of the VBSA Notes.
     The Credit Agreement currently provides for total borrowings of up to $15.0 million, the availability of which is determined by a borrowing base formula equal to a specified percentage of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Ft. Worth facilities have been pledged as collateral under the Credit Agreement.
     In 2003, the Credit Agreement was also used to fund the Delmarva and King acquisitions. The Company had planned to substitute the additional short-term borrowing for these acquisitions with a longer-term facility at more favorable rates. However, shortly after completing these acquisitions, the Company informed its lenders that it was not able to meet its September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base.
     On April 9, 2004, the Company entered into a Forbearance Agreement under its Credit Agreement (the “Forbearance Agreement”) with its lenders and agreed to a standstill period with a termination date of May 10, 2004. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
     The Company agreed that during the standstill period it would make additional payments of principal to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base, as defined in the Credit Agreement. From May 10, 2004 through May 6, 2005, the Company entered into various amendments to the Forbearance Agreement the purpose of which was to extend the term and reduce the amount available under the facility ultimately to $15.0 million.

     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which was adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of December 31, 2004 was 6.69%. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate at which interest accrues was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006 and the maturity date for the June Note is April 9, 2006.
     On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the eighth amendment to the Credit Agreement (the “Eighth Amendment”). Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at prime, as defined by the Credit Agreement (“Prime”) plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the waiver of any existing events of default. At August 15, 2005, the total borrowings under the Credit Agreement were $9.0 million, availability was $6.0 million and management believes the Company was in compliance with all covenants.
     The Company’s cash requirements during 2004, and continuing into early 2005, have been unusually high due to elevated legal fees associated with the internal investigation initiated by the Audit Committee in late 2003, the Restatement and related audits of the Company’s historical financial statements, the SEC investigation and the shareholder lawsuits. To date the Company has been able to fund these additional cash requirements from operating cash flows, the VBSA Notes and insurance coverage provided by its directors and officers’ insurance policy.
     As discussed in Item 3. “Legal Proceedings”, Virbac has reached a settlement agreement in principal with both the SEC in regards to their investigation and the plaintiffs in the putative shareholder class action lawsuit. As a result of these pending settlement agreements, the Company is able to estimate the cash requirements necessary to resolve these significant uncertainties. The Company generated income from operations and a cash inflow from operating activities for the year ended December 31, 2004, and was also successful in extending the Forbearance Agreement discussed above, several times before negotiating and entering into the Eighth Amendment. Also, as discussed above, the Company was able to extend the maturity dates of the VBSA Notes. Further, management expects that the unusual cash requirements related to the Restatement, the SEC investigation and the shareholder lawsuits will be substantially reduced during the second half of 2005 and that the results of operations have improved as a result of the King and Delmarva acquisitions. Management believes that all of these aforementioned factors have resulted in a stronger financial position for the Company and provide it with the necessary liquidity to fund operating activities in the ordinary course, thereby strengthening the Company as a going concern.

Contractual Obligations and Commitments
     The Company has future obligations for debt repayments, minimum rentals under operating leases and other contractual purchase obligations. A summary of Virbac’s contractual obligations and commitments as of December 31, 2004, are as follows:

(In thousands)		Payments Due by Period
					More than 5
	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Credit Agreement	$13,000	$13,000	$—	$—	$—
VBSA Notes	9,000	—	9,000	—	—
Installment loan	7	4	3	—	—
Delmarva contingent payments	2,500	500	1,000	500	500
Operating lease obligations	236	118	97	21	—
Purchase commitment obligations	525	525	—	—	—

Total	$25,268	$14,147	$10,100	$521	$500

     In addition, the Company’s borrowings under its Credit Agreement require the payment of interest at the rate of Prime plus 1%, or 6.25% at December 31, 2004. On an outstanding balance of $13.0 million, the interest payments approximate $0.9 million per year.
     Under the terms of the VBSA Notes interest accrues at a base rate of 5.5% adjusted monthly, or 6.69%, at December 31, 2004. On an outstanding balance of $9.0 million, interest payments approximate $0.6 million per year.
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
Recent Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”) which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is however, expected to have a negative effect on consolidated net income.
     In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 became effective upon issuance and the Company believes that this pronouncement will not have a significant impact on the Company’s effective tax rate in 2005.
Risks Relating to the Restatement of Financial Statements and Related Matters
     The Restatement and related events have had, and may continue to have, a material adverse effect on the Company.
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

     For more information on the Restatement, see the “Restatement of Financial Statements and Other Developments” under Item 1. “Business” and Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.
     As a result of these events, Virbac has become subject to the following key risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity.
•	The Company has not completed the implementation of its plan to improve internal controls and remediate the material weaknesses as described in Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. If these material weaknesses are not remediated or otherwise mitigated, they could result in material misstatement of Virbac’s financial statements in the future, which would result in additional restatements or impact the Company’s ability to timely file financial statements in the future.

•	Virbac is subject to an ongoing SEC investigation in the United States.

•	Virbac is subject to significant pending civil litigation.

•	Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity, which could be very significant.

•	Virbac and its registered public accounting firm have identified a number of material weaknesses related to its internal control over financial reporting, which unless corrected, could continue to impact its ability to report its results of operations and financial condition accurately and in a timely manner.

•	The delay in filing certain of Virbac’s reports under the federal securities laws caused the NASDAQ National Market to suspend and delist the Common Stock.
     Virbac is subject to an ongoing SEC investigation.
     On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred. The Company, its officers, directors and employees, has under a directive from the Company’s Board of Directors, cooperated with the SEC in its investigation.
     On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intends to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.
     Following the Wells Notice, the Company and the staff of the SEC’s Fort Worth District Office reached an agreement in principal to settle this matter. The proposed settlement includes the following principal terms:
•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.
     The Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the proposed civil money penalty. The agreement in principal to settle this matter is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved. The Company continues to cooperate with the SEC in this matter.
     Virbac is subject to significant pending civil litigation.
     In addition to being subject to litigation in the ordinary course of business, Virbac is currently, and may in the future be, subject to significant pending civil litigation arising in relation to past accounting practices that resulted in the Restatement.
Putative Securities Class Action Litigation
     On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors) (Bell, Rougraff, and Boissy collectively, the “individual defendants”). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under the Exchange Act, and Rule 10b-5, and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs.
     On September 10, 2004, the plaintiffs filed the Amended Complaint, asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. The plaintiffs generally allege in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Common Stock sharply declined, allegedly damaging the plaintiffs. The plaintiffs seek to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper. In December 2004, Virbac, VBSA and the individual defendants filed motions to dismiss the Amended Complaint. Opposition and reply briefs have been filed, but no decision has yet been rendered.
     In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. The Court has extended the stay until September 9, 2005, to allow the parties to finalize the settlement documents and submit them to the Court for approval. Assuming that the settlement is finalized and approved by the Court, the Company anticipates that the settlement amount will be fully funded by existing insurance.
Shareholder Derivative Lawsuit
     On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits, in the United States District Court for the Northern District of Texas, Fort Worth Division, derivatively on behalf of the Company against Virbac, as a nominal defendant, and

Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors, and Joseph A. Rougraff, a former officer of the Company (collectively, the “individual defendants”). These two lawsuits have been consolidated, and on December 3, 2004, the Court appointed lead counsel for the plaintiffs. On March 1, 2005, the plaintiffs filed the Amended Derivative Complaint, asserting claims against: defendants Bell and Rougraff for improper financial reporting under SOX; all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to alleged insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.
     The plaintiffs generally allege in the Amended Derivative Complaint that the individual defendants caused Virbac to issue financial statements, press releases, and other public statements that were false and materially misleading, caused Virbac to miss required financial reporting deadlines under SOX, and sold stock on inside information. As a result, the plaintiffs allege, the Company’s market capitalization and share price were severely devalued; the Company was subjected to a formal investigation and a potential civil action brought by the SEC; the Company faces tens of millions of dollars in legal, accounting, and other professional fees; and the Company’s overall credibility, reputation, and goodwill were irreparably damaged. The plaintiffs seek, on behalf of nominal defendant Virbac, to recover monetary compensation, including a disgorgement of all profits and bonuses the defendants allegedly earned in the relevant time period, as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper.
     In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 31, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session, but were unable to settle the action. On July 13, 2005, the Court extended the stay until July 25, 2005 to allow the parties to continue settlement discussions. That stay has now expired. While settlement discussions are ongoing, an agreed-upon briefing schedule was approved by the Court regarding the filing of motions to dismiss the Amended Derivative Complaint. Under the schedule, nominal defendant Virbac’s and the individual defendants’ motions to dismiss were filed on August 15, 2005; the plaintiffs’ opposition brief is due on September 29, 2005; and defendants’ reply briefs are due on October 24, 2005.
     While Virbac has currently reached a settlement in principle with regard to the shareholder class action and is currently in ongoing settlement discussions with regard to the derivative lawsuit, Virbac cannot predict the final outcome of these lawsuits at this time. The parties to the putative shareholder class action may not be able to reach a final settlement agreement and/or the Court in such action may not approve the settlement. An adverse result in either lawsuit could have a material adverse effect on the Company’s financial condition and liquidity in the event that the final settlement amounts exceed the limits of the Company’s insurance policies or the carriers decline to fund such final settlements/judgments. To date, the Company’s insurance carriers have provided coverage for the submitted expenses incurred in defending both actions as claims under the relevant policies. In addition, the Company’s insurance carriers have agreed to pay all reasonable and necessary defense costs that have and will be incurred in the putative securities class action.
     Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on Virbac’s financial condition and liquidity.
     Even though its cash flows from operations have been sufficient to fund its normal cash requirements, Virbac is subject to numerous uncertainties. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and SEC investigation which deviate from the current planned settlements could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on Virbac’s business, results of operations, financial condition and liquidity, by:
•	requiring Virbac to dedicate a substantial portion of its cash and/or cash flow from operations to payments of such judgments, fines, penalties or settlements, thereby reducing the availability of its cash and/or cash flow to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, including debt reduction;

•	making it more difficult for Virbac to satisfy its payment obligations with respect to its outstanding indebtedness;

•	increasing the difficulty and/or cost to Virbac of refinancing its indebtedness, including the Credit Agreement and VBSA Notes;

•	increasing Virbac’s vulnerability to general adverse economic and industry conditions;

•	limiting Virbac’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates;

•	making it more difficult for Virbac to make acquisitions and investments;

•	limiting Virbac’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance; and

•	restricting Virbac’s ability to introduce new technologies and products and/or exploit business opportunities.
     Virbac and its independent registered public accounting firm have identified a number of material weaknesses related to its internal control over financial reporting, which could continue to impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.
     Virbac currently expects to conclude that certain of the material weaknesses identified by management and its independent registered public accounting firm in their respective assessments of Virbac’s disclosure and internal controls and procedures for the three years ended December 31, 2004 continue to exist as of December 31, 2005. Management continues to identify, develop and implement remedial measures to address these weaknesses. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the Restatement which is more fully discussed elsewhere in this Annual Report on Form 10-K. Either the Board of Directors or the Audit Committee has approved the adoption of all of the recommendations for remedial measures described in Item 9A. “Controls and Procedures.” Management also has adopted a number of measures to strengthen the Company’s internal control over financial reporting and address the material weaknesses that have been identified. However, Virbac may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings it makes with the SEC.
     The Common Stock has been delisted from the NASDAQ National Market, which has had a material adverse impact on its stock price.
     The Common Stock was delisted from the NASDAQ National Market as of the opening of business on January 23, 2004, because the Company was not able to file its periodic reports with the SEC in a timely manner. The Common Stock has continued to be quoted on the Pink Sheets on an unsolicited trading basis. As a result, there is currently no regular public trading market for the Common Stock.
     Virbac is making every effort to become current with its required SEC filings as soon as possible, but Virbac has not yet filed its Quarterly Reports on Form 10-Q for the 2004 quarterly periods or the periods ended March 31, 2005 and June 30, 2005. Once Virbac has become current with its SEC filings, it plans to seek relisting on NASDAQ.

     Virbac’s failure to relist the Common Stock on the NASDAQ National Market or an alternate stock exchange could have an ongoing material adverse effect on the liquidity of the Common Stock and on the price of the Common Stock.
     Virbac has a limited trading market, which could affect investors’ ability to sell shares of Common Stock and the price investors, may receive for Common Stock.
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
     Factors beyond the Company’s control may cause its revenue to fluctuate, and since many of Virbac’s expenses are fixed in the short term, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls and the Company’s stock price to decline.
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
     The Company currently relies on third party suppliers to manufacture those products that Virbac does not manufacture itself. The Company often purchases products from its suppliers under agreements that are of limited duration or can be terminated on an annual basis. Management believes that the Company has agreements in place to ensure supply of its major product offerings through at least the next 12 months and believes that the Company is in full compliance with such agreements. There can be no assurance, however, that Virbac’s suppliers will be able to meet their obligations under these agreements or that Virbac will be able to compel them to do so.
     Virbac receives significant support from its indirect majority stockholder, VBSA.
     The Company receives significant support from its indirect majority stockholder, VBSA, including product development, research expenditures that benefit the Company, borrowings, and worldwide distribution of the Company’s products. If VBSA were to reduce the amount of support that it provides to the Company, the Company’s results of operations could potentially be adversely affected. A reduction in research and product development assistance provided by VBSA could decrease the number of future products the Company expects to introduce and increase the time it takes to introduce certain products into the market, thus decreasing the Company’s expected future revenue. Finally, if VBSA discontinues its lending to the Company, the Company would be forced to find alternative financing that might not be available on favorable terms, or at all.
     The Company is controlled by a principal stockholder.
     VBSA owns, indirectly, approximately 60% of the outstanding Common Stock, and VBSA has indicated to management that it intends to retain such ownership in the foreseeable future. As a result, VBSA has the power to elect all of the Company’s directors, appoint new management and approve or reject any action requiring the approval of stockholders, including adopting amendments to the Company’s charter and approving mergers and sales of substantially all of the Company’s assets. Minority holders of the Common Stock will not be able to affect the outcome of any stockholder vote so long as VBSA owns at least a majority of the outstanding Common Stock. In addition, VBSA’s ownership of the Common Stock will make an unsolicited acquisition of the Company more difficult and discourage certain types of transactions involving a change of control of the Company, including transactions in which the holders of the Common Stock might otherwise receive a premium for their shares over then current market prices. VBSA may make decisions that differ from the interests of other holders of the Common Stock.
     Based on VBSA’s beneficial ownership of a majority of the outstanding Common Stock, the Company is a “controlled company,” as defined in Rule 4350(c)(5) of the listing standards of the NASDAQ National Market, on which shares of the Common Stock were quoted prior to being delisted. Accordingly, the Company is exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on its Board of Directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.
     The Company’s Board of Directors has a majority of independent directors. However, the Board of Directors is not required to have a compensation committee that consists entirely of independent directors or a nominating committee, and it has not chosen to maintain either one. Accordingly, the procedures for approving significant corporate decisions for the Company are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on the NASDAQ National Market.
     The Company’s future revenues depend on the research, development, commercialization and market acceptance of new products, any of which can be slower than expected.
     The future success of Virbac’s business depends on its ability to develop a broad range of new products addressing companion animal healthcare. The acceptance of Virbac’s products by veterinarians is critical to its success. The Company believes that its revenue growth and profitability substantially depends upon its ability to;
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
     At December 31, 2004, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement and the VBSA Notes. As of December 31, 2004, the Credit Agreement had a floating interest rate based on Prime plus 1%. At December 31, 2004 and 2003, the Company had $13.0 million and $25.4 million, respectively, of floating rate debt under the Credit Agreement. The average interest rate on the Credit Agreement was 5.30% and 3.69% in 2004 and 2003, respectively, which resulted in interest expense on the Credit Agreement of $1.0 million and $0.6 million in 2004 and 2003, respectively. The interest rate on the Credit Agreement as of December 31, 2004, was 6.25%. Effective August 22, 2005, the Credit Agreement has been amended and as a result, currently bears interest at Prime plus 1/2%. The current maturity date of the Credit Agreement is September 30, 2006.
     In the second quarter of 2004, the Company executed the VBSA Notes in amounts totaling $9.0 million. At December 31, 2004, under the terms of the VBSA Notes, interest accrued at a base rate of 5.50% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The average interest rate on the VBSA Notes was 5.82% in 2004 resulting in interest expense of $360,000 in 2004. The interest rate on the VBSA Notes as of December 31, 2004 was 6.69%.

On August 2, 2005, the VBSA Notes were amended to change the base rate to 5.0%. The current maturity dates of the April Notes is October 9, 2006 and the June Note matures on April 9, 2006.
     A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At December 31, 2004 and 2003, the Company had a weighted average interest rate for its combined financing facilities of 6.43% and 4.16%, respectively. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month periods ended December 31, 2004 or December 31, 2003, the Company would have experienced additional interest expense of $220,000 and $254,000, respectively, for these twelve-month periods, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of approximately $1.1 million and $1.3 million, respectively. This assumes no change in the principal or a reduction of such indebtedness at December 31, 2004 or December 31, 2003. The Company has no significant fixed-rate long-term debt obligations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The financial statements prepared in accordance with Regulation S-X are included in a separate section of this Annual Report on Form 10-K. See the index to Financial Statements at Item 15. “Exhibits and Financial Statement Schedules,” for further information.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There were no changes in or disagreements with accountants during 2004.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of the Company’s Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the Restatement (see Note 15. “Restatement of Consolidated Financial Statements”), and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at December 31, 2004, at a reasonable level of assurance as a result of the material weaknesses described below.

Identification of Material Weaknesses in Internal Control over Financial Reporting
     The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain material weaknesses and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures during the preceding 12-month period, current management identified the following material weaknesses in Virbac’s internal control over financial reporting as of December 31, 2004.
•	Deficiencies related to the internal control environment. The prior Chief Executive Officer and Chief Financial Officer (i) did not promote an environment that emphasized the establishment and/or adherence to appropriate internal control and (ii) took actions or directed subordinates to take actions that circumvented or otherwise over-rode the existing controls. Management concluded that, among other things, the Company did not have adequate integrity, experience or depth of certain sales, operating, accounting and financial management personnel, and the Company lacked a robust governance function and adequate financial oversight.

•	Deficiencies related to the design, documentation and execution of accounting policies and procedures. Current management has identified areas where controls were ineffective or not effectively executed or monitored, including failures in documenting business process policies and procedures, adequately segregating responsibilities and establishing effective management review controls. Accounting entries were processed without appropriate supporting documentation or documented approvals and certain intangible assets were recorded without appropriate supporting documentation. The review and analysis of the historical books and records identified various transactions in which former officers and employees misapplied or ignored generally accepted accounting principles in a manner that permitted the Company to defer certain expenses improperly.

•	Deficiencies related to policies and procedures with respect to revenue recognition. In addition to the deficiencies in the internal control environment noted above, current management also concluded that policies and procedures with respect to revenue recognition in accordance with generally accepted accounting principles were either misapplied or ignored in a manner that permitted the Company to recognize revenue prematurely. Additionally, the Company failed to properly maintain credits and return goods authorizations issued to customers, and, therefore, did not adequately provide for these sales-related and product-replacement reserves in the proper accounting periods.

•	Deficiencies related to policies and procedures with respect to inventory valuation. Current management also concluded that policies and procedures for the review and evaluation of slow moving inventory were inadequate or ineffective resulting in inadequate inventory obsolescence reserves.
     These control deficiencies resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements. In addition, these control deficiencies could result in a misstatement in the Company’s financial statement accounts and disclosures, that could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.
     In connection with its audits of the consolidated financial statements, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required.
     In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:
•	the Restatement;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that Virbac and the Company’s independent registered public accounting firm identified;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2004 and 2003 Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and its 2005 Quarterly Reports on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
     Virbac has taken a number of steps that have improved, and are expected to continue to improve, the effectiveness of the Company’s internal control over financial reporting, including the following:
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

•	Virbac has adopted a whistleblower policy and has established a reporting process for employees by telephone hotline, e-mail, facsimile or physical address. The whistleblower policy provides employees direct anonymous access to the Audit Committee chairman or to the corporate governance committee.

•	The Audit Committee has exercised increased oversight over management’s assessment of internal control over financial reporting and response to control deficiencies identified in these assessments.

•	Virbac has established a Disclosure Review Committee, consisting of senior executives from the Company’s sales, research, operating and finance organizations. The Disclosure Review Committee was established to assist in the administration of disclosure controls and procedures with respect to the Company’s public disclosures, including SEC filings.

•	Virbac has sought to thoroughly understand the nature of the issues identified in the Audit Committee-sponsored internal investigation through discussions with its auditors and the independent counsel and forensic accountants engaged by the Audit Committee.

•	Virbac has recruited and continues to recruit new personnel to the accounting and financial reporting organization who have expertise in financial controls, financial reporting and cost accounting to improve the quality and level of experience of the Company’s finance organization.

•	Virbac has made changes to the Company’s organizational structure to provide a clearer segregation of responsibilities in connection with order entry, customer account management and inventory accounting.

•	Virbac has adopted and is implementing formal standard financial policies and procedures, education and training of employees on policies and procedures in an effort to constantly improve internal controls and the control environment. Generally Accepted Accounting Principles (“GAAP”) compliant revenue recognition policies have been communicated to sales, operations and financial personnel throughout the Company. The Company has also implemented new inventory obsolescence review and cycle-count policies.

•	Virbac implemented a standardized account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

•	The Company implemented new or revised accounting policies and procedures designed to comply with GAAP, which include the accounting for sales related and product replacement reserves, inventory obsolescence reserves and intangible assets.

•	The Company continues to work to improve its internal control over financial reporting. In this regard, Virbac has interviewed certain outside firms to assist the Company in further development of its disclosure controls and procedures and the evaluation of its internal control over financial reporting as required under Section 404 of SOX. Additionally, the Company has purchased and commenced the implementation of a fully integrated management information system, which will provide enhanced internal control features.
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
     As noted above, management continues to identify, develop and implement remedial measures, including the development of a detailed plan and timetable to comply with the internal control over financial reporting requirements established by Sections 302 and 404 of SOX as of and for the year ending December 31, 2006.
     Other than as summarized above, during 2004, there have been no other significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.
ITEM 9B. OTHER INFORMATION.
     Not applicable.

Part III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Officers and Directors
     The following table shows information as of June 30, 2005 with respect to each person who is an executive officer or director of Virbac.

Name	Age	Position
Pascal Boissy (1)	61	Chairman of the Board of Directors
		Executive Vice President of Industrial
Laurent Cesar	51	Operations
Eric Marée	53	Director
Erik R. Martinez, D.V.M	48	President and Chief Executive Officer
		Executive Vice President and Chief
Jean M. Nelson	45	Financial Officer
		Executive Vice President of Business
Michael S. O’Bryan	54	Operations
Pierre A. Pagès, D.V.M. (2)	54	Director
Richard W. Pickert (1)	63	Director
Alec L. Poitevint, II (1) (2)	57	Director
Jean N. Willk (1)	47	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
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
     Laurent Cesar was appointed to the position of Executive Vice President of Industrial Operations on April 1, 2005. Mr. Cesar held the position of Director of Industrial Operations of VBSA, the Company’s majority stockholder, and was responsible for its worldwide industrial operations from 1996 to 2005. As Director of Industrial Operations for VBSA, he was a strategic and executive committee member of VBSA and had responsibility for managing production, quality control, facilities and logistical resources of VBSA.
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
     Michael S. O’Bryan was appointed as the Company’s Executive Vice-President of Business Operations on February 8, 2005. Mr. O’Bryan served as Vice President of Marketing of PMR from 1993 until 1996 when he became Vice President and General Manager, a position he held until February 2001. From March 2001 until his recent appointment as Executive Vice President of Business Operations, Mr. O’Bryan was Executive Vice President-Consumer Brands Division of the Company.
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
     Virbac’s Certificate of Incorporation and Bylaws provide that the number of Directors of the Company shall be not less than five or more than thirteen. In addition, the Company’s Certificate of Incorporation and Bylaws provide for the division of the Board into three classes, designated Class 1, Class 2 and Class 3, serving staggered three-year terms. Mr. Poitevint and Mr. Willk are each serving a three-year term expiring at the 2005 annual meeting. Mr. Pagès and Mr. Pickert are serving a three-year term expiring at the 2006 annual meeting. The three-year terms of Mr. Boissy and Mr. Marée would have expired at the annual meeting in 2004, which was not held. In accordance with the Certificate of Incorporation and Bylaws, Mr. Boissy and Mr. Marée continue to serve until their successors are duly elected and qualified. The executive officers named herein have terms expiring when their successors are duly appointed.
Audit Committee
     The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58) of the Exchange Act. The Board of Directors has also adopted a charter for the Audit Committee, which may be found on the Company’s website at www.virbaccorp.com. The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent auditors, evaluating the Company’s accounting policies and systems, and reviewing significant financial transactions. Members of the Audit Committee are Messrs. Pickert (Chairman), Boissy, Poitevint and Willk. The Board of Directors has determined that all of the members of the Audit Committee are independent (as that term is defined in Rule 4200 of the NASDAQ Marketplace Rules and the SOX). The Board has also determined that Richard W. Pickert is an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K). The Board made the above determinations based on information that the Company requested from Mr. Pickert regarding his experience with financial and accounting matters. The Audit Committee held 7 meetings in 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. Virbac believes during 2004, that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements, with the following exceptions: (i) one late Form 3 disclosing one transaction filed by Michael O’Bryan upon being appointed as a named executive officer, and (ii) one late Form 3 disclosing one transaction filed by Laurent Cesar upon being appointed as a named executive officer.

Code of Ethics
     As of September 29, 2004, Virbac adopted the Code of Ethics which is applicable to all of Virbac’s directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior financial officers performing similar functions. The Code of Ethics satisfies all of the requirements of SOX and the rules and regulations promulgated by the SEC pursuant to SOX. The Code of Ethics also satisfies the listing standards established by the NASDAQ National Market, the exchange on which the Company’s stock was formerly listed. The Company has posted the Code of Ethics on its web site at http://www.virbaccorp.com. The Company will furnish a copy of its Code of Ethics to any person, without charge, upon written request directed to the Assistant Secretary of the Company at the Company’s principal executive offices at 3200 Meacham Boulevard, Fort Worth, Texas, 76137.
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
ITEM 11. EXECUTIVE COMPENSATION.
     The following tables show (a) the compensation paid or accrued by Virbac to the Chief Executive Officer and each of the executive officers of Virbac whose individual remuneration exceeds $100,000 on an annual basis (the “named executive officers”) for services rendered to Virbac in all capacities during 2004, 2003 and 2002; (b) information relating to option grants made to the named executive officers in 2004; and (c) certain information relating to options held by the named executive officers. Virbac made no grants of freestanding stock appreciation rights (“SARs”) in 2004, 2003, or 2002, nor did Virbac make any awards in 2004, 2003, or 2002 under any long-term incentive plan.
     Erik R. Martinez and Jean M. Nelson were the only named executive officers of the Company during 2004 with salaries exceeding $100,000. Michael O’Bryan was appointed as an executive officer February 8, 2005 and Laurent Cesar joined Virbac April 1, 2005. David Eller was appointed as the Company’s Chief Executive Officer in December 2003 under an agreement with Executive Interim Management, an executive search firm. For a description of the arrangement pursuant to which Executive Interim Management hired David Eller, please see the “Temporary Management Services Contract and Employment and Consulting Agreement” under this Item 11.
     Virbac has included in the summary compensation table payments made to the prior Chief Executive Officer and prior Chief Financial Officer, who were named executive officers of the Company until their termination date of January 27, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
						Securities
					Restricted	Underlying		All Other
		Salary	Bonus	Other Annual	Stock	Options/	LTIP	Compensation
Name and Principal Position(1)	Year	$	$	Compensation	Awards	SARS (2)	Payouts	$ (3)
Erik R. Martinez (4)	2004	$120,167	$20,000	—	—	—	—	$33,780
President and Chief	2003	—	—	—	—	—	—	—
Executive Officer	2002	—	—	—	—	—	—	—

Jean M. Nelson (5)	2004	$131,846	$248,000	—	—	—	—	$307
Executive Vice President and	2003	—	—	—	—	—	—	—
Chief Financial Officer	2002	—	—	—	—	—	—	—

Michael S. O’Bryan	2004	$151,470	—	—	—	—	—	$489
Executive Vice-President of	2003	$148,500	$18,066	—	—	8,000	—	$489
Business Operations	2002	$144,475	$7,070	—	—	3,150	—	$540

Thomas L. Bell (6)(8)	2004	$21,154	—	—	—	—	—	$101,040
Former President and	2003	$240,000	—	—	—	36,000	—	$12,535
Chief Executive Officer	2002	$218,000	$70,850	—	—	18,000	—	$12,000

Joesph A. Rougraff (7)(8)	2004	$28,094	—	—	—	—	—	$44,834
Former Vice President,	2003	$143,340	—	—	—	8,000	—	$486
Chief Financial Officer and Secretary	2002	$139,165	$34,791	—	—	4,200	—	—

(1)	Mr. O’Bryan became Executive Vice-President of Business Operations on February 8, 2005 and Mr. Cesar joined the Company as Executive Vice-President of Industrial Operations on April 1, 2005.

(2)	Amounts reflected in this column are for grants of stock options for the Common Stock of Virbac. Virbac has issued no SARs.

(3)	Includes a $4,083 car allowance for Mr. Martinez for 2004, includes a $1,000 car allowance in 2004 and a $12,000 per year car allowance in 2003 and 2002 for Mr. Bell. Amounts toward long-term disability plans include $295, $307 and $489 for Mr. Martinez, Ms. Nelson and Mr. O’Bryan, respectively, for 2004, $40 each for Mr. Bell and Mr. Rougraff in 2004, $489, $535 and $486 for Mr. O’Bryan, Mr. Bell and Mr. Rougraff, respectively, for 2003 and $540 for Mr. O’Bryan for 2002. Amounts reflected also include a $19,720 relocation payment, $2,950 personal travel payment and a $6,732 allowance for a contribution toward the Mexican Social Security Institute Program for Mr. Martinez for 2004. Severance payments of $100,000 and $44,794 for Mr. Bell and Mr. Rougraff, respectively, are also included in the amounts for 2004.

(4)	Dr. Erik R. Martinez joined the Company on July 15, 2004, and became President and Chief Executive Officer effective October 1, 2004.

(5)	Ms. Jean M. Nelson joined the Company as Executive Vice-President and Chief Financial Officer on June 14, 2004.

(6)	Thomas L. Bell took a leave of absence from the Company beginning on December 18, 2003, and resigned his positions of President, Chief Executive Officer and Director of the Company on January 27, 2004. Salary amounts include Mr. Bell’s compensation through January 27, 2004, and accrued vacation paid upon his termination.

(7)	Joseph A. Rougraff resigned his positions of Vice President, Chief Financial Officer and Secretary on January 27, 2004. Salary amounts include Mr. Rougraff’s compensation through January 27, 2004, and accrued vacation paid upon his termination.

(8)	All stock options granted to Mr. Bell and Mr. Rougraff expired in accordance with the terms of their stock option grants upon their resignations.
2004 OPTION/STOCK APPRECIATION RIGHTS GRANTS
     There were no options to purchase Common Stock granted to any of the named executive officers (or persons acting in such capacity) during 2004.
AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN 2004 AND
YEAR-END OPTION/STOCK APPRECIATION RIGHT VALUES

			Number of Securities Underlying		Value of Unexercised In-the-
			Unexercised Options/SARS at Year-		Money Options/SARS at
			End (#) (1)		Year-End ($) (1)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexcercisable	Exercisable	Unexcercisable
Erik R. Martinez	—	$—	—	—	$—	$—
Jean M. Nelson	—	$—	—	—	$—	$—
Michael O’Bryan	—	$—	103,267	6,383	$167,055	$—
Thomas L. Bell	50,000	$62,500	—	—	$—	$—
Joseph A. Rougraff	—	$—	—	—	$—	$—

(1)	All information provided is with respect to stock options. Virbac has issued no stock appreciation rights. Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock on the Pink Sheets on December 31, 2004 and the exercise price of the options.
Compensation of Directors
     Directors of the Company are reimbursed for out-of-pocket expenses in connection with their attendance at meetings. During 2004, the Company’s Chairman, Mr. Boissy, received $75,000 as Chairman of the Board. Messrs. Marée, Pagès, Poitevint and Willk received an annual retainer of $14,000 each plus $1,000 for each Board Meeting attended during the year. In addition to the compensation described above, Audit Committee members received $1,000 for each Audit Committee meeting attended, whether in person or via telephone.
     In his capacity as a member of the Company’s Audit Committee, the Company paid Mr. Willk $12,000 during 2004 for his attendance at meetings related to the internal investigation initiated by the Audit Committee.
Employment Agreements
     Ms. Nelson and the Company entered into an employment agreement on May 20, 2004 (the “Nelson Agreement”). The Nelson Agreement commenced on June 14, 2004 and continues through June 13, 2007, unless earlier terminated as provided for therein. Key terms of the Nelson Agreement include a base salary of $240,000 per year, a $48,000 bonus payment and participation in a Long-Term Incentive Plan and a Performance Bonus Plan upon development of such plans. The Nelson Agreement also entitles Ms. Nelson to participate in health insurance and other benefit plans generally available to the Company employees pursuant to the eligibility requirements of such programs. Pursuant to the Nelson Agreement, if the Company terminates Ms. Nelson without cause (as defined therein), then Ms. Nelson is entitled to a lump sum severance payment in an amount equal to 12 months base salary. Per an addendum dated September 20, 2004 to Ms. Nelson’s employment agreement (the “Nelson Addendum”), the Company agreed to pay Ms. Nelson a $200,000 cash payment on December 31, 2004, a $75,000 cash payment on June 30, 2005 and a $73,000 cash payment on December 31, 2005. The Nelson Addendum also provides for a fixed term of employment through December 31, 2005 during which period the Company agreed not to terminate Ms. Nelson without cause. Subsequent to December 31, 2005, the termination provisions per the Nelson Agreement are applicable. Per the Nelson Addendum, the Company has agreed to pay Ms. Nelson a $2,000 per day consulting fee in the event she is required to consult with or on behalf of Virbac post her employment period.
     Effective October 1, 2004, Erik Martinez entered into an employment agreement (the “Martinez Agreement”) with the Company to be employed as the President and Chief Executive Officer. The Martinez Agreement will continue on an at-will basis unless it is terminated in accordance with the terms of the Martinez Agreement. Mr. Martinez, will receive an annual base salary of $260,000 and is eligible to receive a cash bonus based on reaching certain business objectives. The Martinez Agreement also entitles Mr. Martinez to participate in the benefit programs generally available to Company employees pursuant to the eligibility requirements of such programs. The Company’s 401(k) program is not available to Mr. Martinez; however, the Company will contribute the maximum annual contribution toward the Mexican Social Security Institute program by reimbursing Laboratories Virbac Mexico S.A. de C.V. The Martinez Agreement includes $1,000 per month for car allowance and $17,000 per year for travel expenses. Under terms of the Martinez Agreement, Mr. Martinez participated in a full relocation according to the Company’s Relocation Policy and received a payment of $22,670 during 2004.
Temporary Management Services Contract and Employment and Consulting Agreement
     The Company entered into an agreement with Executive Interim Management (“EIM”), effective from December 18, 2003 to June 18, 2004, whereby EIM agreed to provide Virbac with a temporary manager to perform services in the capacity of Chief Executive Officer during the term of the agreement. Under the terms of the EIM agreement, Virbac agreed to pay EIM at the rate of $2,000 for each working day for the first three month period (December 18, 2003 through March 18, 2004) and $2,500 per working day for the second three month period (March 19, 2004 through June 18, 2004) in which services were provided to the Company under the EIM agreement. The Company paid $64,000 and $306,000 to EIM in 2003 and 2004, respectively for services and expenses. EIM and David Eller entered into a separate agreement pursuant to which EIM paid Mr. Eller for the services he provided to the Company. Mr. Eller and the Company entered into an Employment and Consulting Agreement (the “Eller Agreement”) dated as of June 18, 2004. Under the terms of the Eller Agreement, Mr. Eller held the position of President and Chief Executive Officer. The employment period, as defined under the Eller Agreement, was through December 31, 2004. Following the employment period, or sooner, at the election of the Company, Mr. Eller agreed to make himself available as a consultant through December 31, 2005 at a rate of $2,500 per day. Pursuant to the Eller Agreement, Virbac paid Mr. Eller remuneration in the amount of $50,000 per month plus expenses through the employment period. Virbac paid $403,000 to Mr. Eller in 2004 for services and expenses. In addition, Mr. Eller was eligible to receive bonus payments of $300,000 in January 2005 and $300,000 in July 2005 if certain performance objectives were met. As of June 30, 2005, these amounts had not been paid.
Employment Termination, Release and Cooperation Agreements
     The Company entered into an agreement with Thomas Bell, effective January 27, 2004 to set forth the terms regarding the termination of Mr. Bell’s employment with the Company. A severance period from January 27, 2004 to November 30, 2004 was established during which, Mr. Bell would receive an amount equal to five months of his base salary in effect at January 27, 2004. Under the terms of this agreement, the Company paid Mr. Bell $101,040 as severance in 2004.
     The Company entered into an agreement with Joseph Rougraff, effective January 27, 2004 to set forth the terms regarding the termination of Mr. Rougraff’s employment with the Company. A severance period from January 27, 2004 to November 30, 2004 was established during which, Mr. Rougraff would receive an amount equal to five months of his base salary in effect at January 27, 2004. Under the terms of this agreement, the Company paid Mr. Rougraff $44,834 as severance in 2004.
Compensation Committee Interlocks and Insider Participation
     Messrs. Alec Poitevint and Pierre Pagès were members of the Company’s Board of Directors and members of the Compensation Committee during 2004. Mr. Pagès currently serves as the Chief Operating Officer of VBSA and has served in that capacity since 1999. He has held various positions within VBSA since 1980. Mr. Poitevint has never been an officer or employee of the Company or any of its affiliates. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.
Report of the Virbac Compensation Committee

To:	The Board of Directors and Shareholders of Virbac Corporation:
     The Compensation Committee is responsible for supervising the Company’s executive compensation policies, administering the employee incentive plans, reviewing officers’ salaries, approving significant changes in executive employee benefits, and recommending to the Board such other forms of remuneration as it deems appropriate. Messrs. Poitevint and Pagès currently serve on the Compensation Committee. The NASDAQ Marketplace Rules require listed companies to have a compensation committee composed entirely of independent directors. However, the Marketplace Rules provide that a “Controlled Company” is exempt from the requirement of having a compensation committee composed entirely of independent directors. The Company is a Controlled Company as defined in the Marketplace Rules because VBSA (through its affiliate Interlab) has the power to vote more than a majority of the outstanding Common Stock. As a result, the Company has elected the Controlled Company exemption and therefore is not required to, nor does it have a compensation committee composed entirely of independent directors.
Compensation Philosophy
     The Company’s compensation program is designed to attract, retain, and motivate a highly qualified and experienced senior management team. The Compensation Committee believes that these objectives can best be achieved by directly tying executive compensation to meeting annual and performance goals. In accordance with these objectives, the total compensation program for the executive officers of the Company and its subsidiaries consists of two components:
•	Base salary; and

•	Annual incentive compensation consisting of bonuses based upon achievement of performance objectives.

  Base Salary
     The Compensation Committee determines the base salaries of the Company’s executive officers by evaluating the responsibilities of the positions, experience and performance. To assist in establishing salary levels for 2004, the Compensation Committee performed an informal survey of salary levels of executives at other companies in the animal health and agriculture industries. The Compensation Committee utilizes the salary component of the executive compensation program primarily to attract and retain qualified and experienced senior managers. Salary determinations are made by analysis of comparable companies in the industry and achievement of internal company goals.
  Annual Bonus Compensation
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
Long-term Incentives
     The Company has suspended the granting of stock options in 2003 and 2004, due to the Audit Committee investigation and the delisting of the Common Stock from NASDAQ. The Compensation Committee is currently working with the Board of Directors on defining a long-term incentive plan for its senior management.
Compensation of the Chief Executive Officer
     The Compensation Committee determines the annual compensation of the Chief Executive Officer according to the same guidelines followed when determining other employees’ compensation as outlined above. Chief Executive Officer compensation aims to attract, retain and motivate a highly qualified individual serving in the position. These goals are achieved through a combination of base salary and an annual performance bonus. Annual performance bonus levels are determined each year and are typically related to measurable financial targets and Company performance objectives.
COMPENSATION COMMITTEE
Pierre Pagès
Alec L. Poitevint, II

Performance Graph
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
     On November 12, 2003, the NASDAQ National Market halted trading of the Company’s securities due to Virbac’s failure to comply with filing requirements related to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The Common Stock was subsequently delisted from the NASDAQ National Market and it began trading on the Pink Sheets on January 23, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.
     The following table shows, as of June 30, 2005, the number and percentage of shares of Common Stock of the Company beneficially owned by:
•	each person known by Virbac to own beneficially more than 5% of the outstanding shares of the Common Stock;

•	each director of Virbac;

•	each named executive officer or person serving in that capacity during 2004 of Virbac; and

•	all directors and executive officers of Virbac as a group.
     Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Shares Beneficially Owned
	Amount and
	Nature of
	Beneficial
Name of Beneficial Owner	Ownership	Percent of Class
Interlab (1) (3)	13,435,474	60.18%
Pascal Boissy	31,045	*
Laurent Cesar	—	*
Erik R. Martinez, D.V.M.	—	*
Jean M. Nelson	—	*
Eric Maree	4,518	*
Michael S. O’Bryan	173,863	*
Pierre A. Pages, D.V.M.	18,955	*
Richard W. Pickert	—	*
Alec L. Poitevint, II (2)	391,040	1.75%
Jean N. Willk	11,360	*

All directors and executive officers as a group (10 persons)	630,781	2.83%

*	The percentage of shares beneficially owned does not exceed 1% of the Common Stock outstanding.

(1)	Interlab is a wholly-owned subsidiary of VBSA and the beneficial owner of 13,435,474 shares of Virbac Common Stock.

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

(3)	The business address for Interlab is: Interlab, BP 27, 06511 Carros, France.
Securities Authorized for Issuance under Equity Compensation Plans
     See the discussion of securities authorized under the equity compensation plans in Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Agreements with VBSA
     In the ordinary course of business the Company has engaged in various agreements with VBSA, which indirectly owns approximately 60% of the Common Stock. The significant agreements with VBSA and its related affiliates for the year ended December 31, 2004, are summarized below. The Audit Committee has reviewed and approved all of the agreements with VBSA. Because of the relationship of the various entities included in these agreements, it is possible that terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.
Loan Agreements
     In the first half of 2004, Virbac executed the VBSA Notes, which are three secured subordinated promissory notes totaling $9.0 million in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The base interest rate was previously 5.5% per annum and effective August 2, 2005 was amended to 5.0% per annum. The base interest rate is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the VBSA Notes. The maturity date of the April Notes, which total $7.0 million, is October 9, 2006 and the maturity date of the June Note for $2.0 million is April 9, 2006. The Company’s interest expense on the VBSA Notes was $360,000 in 2004.
Directors and Officers Insurance Procurement Agreement
     VBSA acquired a 2004 directors’ and officers’ insurance policy for VBSA and the Company (the “D&O Policy”). The coverage limit for all named insureds under the D&O Policy is $5.0 million and the annual premium for such policy is $629,000. The Audit Committee has approved that 75% of this annual premium be paid by the Company.
Employment Agreement
     From time to time, the Company enters into employment agreements with certain VBSA employees. Effective August 1, 2003, Stephanè Villemin (“Villemin”) entered into an employment agreement with the Company pursuant to which Villemin’s annual salary is $51,100. Villemin is also entitled to an annual bonus of $7,000, which is to be paid by VBSA. As part of this employment agreement with the Company, Villemin receives up to $36,000 per year for the lease of an apartment, monetary compensation for the lease and expenses of an automobile and monetary compensation for tuition for his children. The employment agreement expires on August 1, 2006.

Consulting Agreement
     On April 15, 2003, the Company and VBSA entered into a Consulting Agreement pursuant to which VBSA appointed Villemin, of the Company, to render certain consulting services to VBSA. Such consulting services primarily included the negotiation with third parties on behalf of VBSA of licensing rights relating to VBSA’s feline leukemia vaccine for the U.S. and Canadian territories. VBSA paid the Company $10,000 for the consulting services during 2003. The Consulting Agreement terminated on July 31, 2004.
Trademark Agreement
     On April 2, 2003, the Company and VBSA agreed to allow each other, at no charge, the first right of refusal for use of their respective trademarks. The Company and VBSA have agreed to keep each other informed of any trademarks they maintain. While the Company and VBSA are currently honoring the terms of this arrangement, a formal written agreement has not yet been entered into. The Company expects to execute a formal written agreement prior to the end of 2005.
Supply Agreement
     On March 1, 2002, the Company entered into a supply agreement with VBSA pursuant to which VBSA agreed to manufacture, register, supply and provide quality assurance for certain specified health products containing regulated pesticides. This agreement is scheduled to remain in force until February 28, 2007, unless terminated earlier by a written mutual consent of both parties. During 2004, the Company paid VBSA $477,000 for products under the supply agreement.
Development and License Agreement
     On January 21, 2001, the Company entered into an agreement with VBSA governing the apportionment of research and development costs, granting certain licenses and requiring the payment of royalties for existing and new products, as defined. This development and license agreement was in effect until December 31, 2004, and thereafter automatically renews for additional one-year terms unless terminated by written notice not less than 90 days prior to the beginning of any new one-year term. Under the terms of the development and license agreement, VBSA provides the Company with the exclusive rights, in the United States and Canada, to sell specified products that are currently in development or that were previously developed by VBSA. As consideration for the grant of certain licenses and the payment of research and development costs by VBSA, the Company shall pay VBSA a royalty of 6% of the net sales of certain existing products sold by the Company in the United States and Canada. In addition, the Company and VBSA provided each other with right of first refusal with respect to the sale, manufacture and distribution of certain newly developed products. The licensee, whether the Company or VBSA, shall pay the licensor a royalty equal to 3% of the licensee’s net sales of and licensing revenues from generic new products (as defined in the agreement) and a royalty equal to 6% of the licensee’s net sales of and licensing revenues from proprietary new products (as defined in the agreement). In 2004, the Company paid approximately $184,000 in royalty payments to VBSA and VBSA made no royalty payments to the Company. The development and license agreement was amended to provide that Virbac shall pay a royalty of 2.5% on the net sales of livestock de-wormer products beginning January 1, 2002.
License Agreement – Pyriproxyfen
     On September 29, 2000, the Company entered into a license agreement with VBSA in order to grant VBSA a license for the U.S. patent rights of Virbac in the use of Pyriproxyfen (“PPF”) as an ingredient in certain dog or cat foods. The Company granted to VBSA an exclusive license with the right to grant sublicenses to manufacture, use, distribute, and sell PPF as an ingredient in dog and cat foods under U.S. Patent numbers 5,439,924 and 5,728,719 in the United States. In consideration for the license, VBSA agreed to pay the Company $80,000 upon its entrance into any sublicense agreement and an additional 40% of all cash payments received from any such sublicensee at the time of registration approval and launch of the PPF product. In addition, the license agreement requires VBSA to pay the Company 1.2% of the PPF product’s net sales made through the Veterinary sales channel and 0.8% of the net sales made through the Consumer Brand sales channel. The license agreement remains in effect until the expiration date of the last patent held in the United States, or until terminated by either VBSA or the Company. No royalty payments were received by Virbac during 2004 under the terms of this agreement.
Distribution Agreement
     On December 3, 1999, the Company entered into an agreement appointing VBSA and its affiliates as the sole and exclusive distributors of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. Under the terms of the agreement, the Company can distribute directly to certain customers at the election of VBSA. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. Under the terms of the distribution agreement, the Company agrees to manufacture the products and VBSA agrees to use its best efforts to promote, sell and distribute Virbac’s products internationally. The current terms of the distribution agreement provide that VBSA’s purchase price of products is fixed at 12.6% over the Company’s current cost. During 2004, Virbac recorded $1.2 million of product sales to VBSA and its affiliates under the terms of the distribution agreement.
Sub License Agreement
     On April 5, 1999, the Company and VBSA entered into a Sub License Agreement pursuant to which VBSA granted Virbac the right to manufacture and market products that VBSA has licensed from Capulis S.A., a French corporation. Products subject to this agreement include micro-encapsulation processes applicable to veterinary products for dogs, cats, fish and veterinary dental care. Pursuant to this agreement, Virbac pays a 2% royalty to VBSA on net sales of the products which utilize this technology. During 2004, Virbac paid approximately $74,000 in royalty payments to VBSA under the terms of this agreement.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Set forth below is a summary of certain fees paid to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) for services rendered in the years ended December 31, 2004 and December 31, 2003.

(In thousands)	2004	2003
Audit fees	$1,656	$280
Tax fees	65	102
All other fees	2	49

Total	$1,723	$431

     (a) Audit Fees. Audit services performed in 2003 included audits of the Company’s annual financial statements and in 2004, the audit of the Company’s restated financial statements, as described in Item 1. Business.
     (b) Tax Fees. Tax services performed in 2003 and 2004 included preparation of federal and state tax returns as requested.
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
     On September 29, 2004, the Audit Committee adopted a formal procedure for the approval of all non-audit related services provided by the Company’s independent auditor. This procedure is set forth in Supplement A to the Virbac Charter of the Audit Committee of the Board of Directors. Any request for the Company’s independent auditor to perform non-audit related services must be made pursuant to this procedure. The policy is to pre-approve permissible non-audit services provided by the independent auditors.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) List of Financial Statements commences on page F-1:
The following is a list of the financial statements included at pages F-2 through F-37 in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts and Reserves.
All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the consolidated financial statements or notes thereto.
(2) Exhibits – refer to (b) below.
(b) Exhibits required by Item 601 of Regulation S-K.

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(7); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(14); Ex. 2.2

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(13); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(14); Ex. 3. 2

4	Specimen Stock Certificate.	(1); Ex. 4

10.11	Form of Indemnification Agreement.	(1); Ex. 10.10

10.12	Reload Option and Exchange Exercise Plan.	(3); Ex. 4.2

10.13	1996 Incentive Stock Plan, as amended.	(4); Ex. 10.15

10.14	Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated May 14, 1998.	(5); Ex. 10.24

10.15	Amended Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated August 6, 1998.	(6); Ex. 10.25

10.16	Second Amendment to Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated October 2, 1998.	(8); Ex. 10.26

10.17	Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated September 7, 1999.	(12); Ex. 10.27

10.18	First Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated December 30, 1999.	(15); Ex. 10.21

10.19	Second Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated May 1, 2000.	(9); Ex. 10.27

10.20	Third Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated April 4, 2001.	(10); Ex. 99.1

10.21	Fourth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 7, 2002.	(11); Ex. 10.29

10.22	Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 11, 2003.	(14); Ex. 10.10

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.23	Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.	(13); Ex. 10.1

10.24	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	(14); Ex. 10.12

10.25	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	(14); Ex. 10.13

10.26	Eighth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.	+

10.27	Agreement for Temporary Management Services between Virbac Corporation and Executive Interim Management dated December 16, 2003.	(15); Ex. 10.26

10.28	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	(15); Ex. 10.27

10.29	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	(15); Ex. 10.28

10.30	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	(15); Ex. 10.29

10.31	Employment Agreement by and between Virbac Corporation and Jean M. Nelson, dated as of May 20, 2004.	+

10.32	Employment Agreement by and between Virbac Corporation and Erik R. Martinez, dated as of October 1, 2004.	+

10.33	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	(14); Ex. 10.14

10.34	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	(14); Ex. 10.15

10.35	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.	(14); Ex. 10.19

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.36	First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.23

10.37	First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.24

10.38	First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.25

10.39	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(14); Ex. 10.18

10.40	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(14); Ex. 10.22

10.41	Second Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	+

10.42	Second Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	+

10.43	Second Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	+

10.44	Amendment to Subordination Agreement as of April 9, 2004, by and between VIRBAC, S.A., a business organized under the laws of the Republic of France and First Bank, dated August 22, 2005.	+

10.45	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	(14); Ex. 10.16

10.46	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	(14); Ex. 10.17

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.47	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	(14); Ex. 10.20

10.48	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	(14); Ex. 10.21

10.49	Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	(14); Ex. 10.26

10.50	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	(14); Ex. 10.27

10.51	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	(16); Ex. 10.1

14.1	Virbac Corporation Code of Business Conduct and Ethics.	(15); Ex. 14.1

21.1	Subsidiaries of Virbac Corporation.	(15); Ex. 21.1

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

99.1	Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.1

99.2	Supplement A to the Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.2

99.3	Independent Auditor’s Report and Statements of Net Assets Sold and Statements of Revenues and Direct Expenses of the Animal Health Product Lines of King Pharmaceuticals, Inc.	(15); Ex. 99.3

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
99.4	Unaudited Pro Forma Condensed Combined Financial Statements of Virbac Corporation.	(15); Ex. 99.4

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed November 29, 1994 (S-8) (File No. 33-86892)

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed April 3, 1996 (S-8) (File No. 33-3192)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 1998. (File No. 000-24312)

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998. (File No. 000-24312)

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (File No. 000-24312)

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-24312)

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. (File No. 000-24312)

(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-24312)

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of May 6, 2005, filed May 12, 2005. (File No. 000-24312)

SIGNATURES
     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRBAC CORPORATION

By:	/s/ Erik R. Martinez

Erik R. Martinez
President and Chief Executive Officer

Date:	August 30, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Erik R. Martinez	President and Chief Executive Officer	August 30, 2005

Erik R. Martinez	(Principal Executive Officer)

/s/ Jean M. Nelson	Executive Vice President and	August 30, 2005

Jean M. Nelson	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Pascal Boissy	Chairman of the Board	August 30, 2005

Pascal Boissy

/s/ Eric Marée	Director	August 30, 2005

Eric Marée

/s/ Pierre A. Pagès	Director	August 30, 2005

Pierre A. Pagès

/s/ Richard W. Pickert	Director	August 30, 2005

Richard W. Pickert

/s/ Alec L. Poitevint, II	Director	August 30, 2005

Alec L. Poitevint, II

/s/ Jean Noël Willk	Director	August 30, 2005

Jean Noël Willk

VIRBAC CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Virbac Corporation:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Virbac Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 3 to the consolidated financial statements, the Company is party to various claims and litigation related to alleged violations of federal securities laws. The outcome of these matters cannot be predicted and could have a material adverse effect on the Company.
     As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.
     As described in Note 15 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements.
PricewaterhouseCoopers LLP
Fort Worth, Texas
August 30, 2005

VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,717	$4
Accounts receivable — trade (net of reserves of $35 and $129, respectively)	6,268	7,105
Accounts receivable — Virbac S.A. and subsidiaries	419	314
Inventories (net of reserves of $3,479 and $3,894, respectively)	10,942	13,178
Inventories on consignment	—	2,173
Prepaid expenses	1,375	2,109
Other current assets	480	950

Total current assets	23,201	25,833

Property, plant and equipment, net	12,377	12,498
Goodwill, net	5,006	5,571
Intangibles and other assets, net	20,472	21,243

Total assets	$61,056	$65,145

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and note payable	$13,004	$25,357
Checks outstanding	1,403	2,107
Accounts payable — trade	2,845	3,697
Accounts payable — Virbac S.A. and subsidiaries	537	446
Sales related and product replacement reserves	2,236	2,602
Accrued expenses	5,863	5,475

Total current liabilities	25,888	39,684

Note payable	3	7
Notes payable — Virbac S. A.	9,000	—
Unearned product license fees	6,299	7,136
Liability related to contingent consideration	2,173	2,173

Total liabilities	43,363	49,000

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred Stock - 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,312,906 and 22,256,906 issued and outstanding in 2004 and 2003, respectively)	223	223
Additional paid-in capital	35,003	34,926
Accumulated deficit	(17,533)	(19,004)

Total shareholders’ equity	17,693	16,145

Total liabilities and shareholders’ equity	$61,056	$65,145

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

	For the Year Ended December 31,
	2004	2003	2002
Revenues	$77,115	$67,077	$60,923
Cost of goods sold	43,251	41,424	37,103

Gross profit	33,864	25,653	23,820

Operating expenses:
Sales and marketing	13,456	14,459	11,062
General and administrative	11,248	8,285	5,675
Research and development	3,275	4,947	3,057
Warehouse and distribution	2,326	2,250	2,314

Total operating expenses	30,305	29,941	22,108

Income (loss) from operations	3,559	(4,288)	1,712

Interest expense	(1,550)	(637)	(366)
Other income	32	5	—

Income (loss) before income taxes	2,041	(4,920)	1,346
Provision for income taxes	(570)	(84)	(361)

Income (loss) before cumulative effect of change in accounting principle	1,471	(5,004)	985
Cumulative effect of change in accounting principle	—	—	(2,308)

Net income (loss)	$1,471	$(5,004)	$(1,323)

Basic income (loss) per share before cumulative effect of change in accounting principle	$0.07	$(0.23)	$0.04
Cumulative effect of change in accounting principle	—	—	(0.10)

Basic income (loss) per share	$0.07	$(0.23)	$(0.06)

Basic shares outstanding	22,291	22,234	22,115

Diluted income (loss) per share before cumulative effect of change in accounting principle	$0.06	$(0.23)	$0.04
Cumulative effect of change in accounting principle	—	—	(0.10)

Diluted income (loss) per share	$0.06	$(0.23)	$(0.06)

Diluted shares outstanding	22,763	22,234	22,774

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$1,471	$(5,004)	$(1,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	2,308
Provision for excess and obsolete inventories	911	2,353	1,004
Depreciation and amortization	2,732	2,009	1,385
Provision for doubtful accounts	(92)	80	145
Recognition of unearned product license fees	(787)	(434)	(129)
Provision for sales related reserves	(154)	536	1,319
Deferred income taxes	565	—	311
Impairment of long-lived assets	80	234	—
Issuance of stock to directors as compensation	—	52	63
Loss on disposal of assets	67	401	26
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	824	1,463	864
Decrease (increase) in inventories	1,325	(4,451)	1,301
Decrease (increase) in consigned inventories	2,173	(109)	374
Decrease (increase) in prepaid expenses and other assets	774	(459)	(596)
(Decrease) increase in accounts payable	(761)	391	(1,445)
Decrease in sales related reserves	(123)	(662)	(129)
Increase in accrued expenses	249	1,293	1,684
Increase in product license fees	—	1,654	650

Net cash provided by (used in) operating activities	9,254	(653)	7,812

Cash flows from investing activities
Purchase of property, plant and equipment	(1,323)	(1,323)	(1,504)
Proceeds from sale of property, plant and equipment	—	64	—
Acquisition of businesses	—	(17,806)	—
Acquisition of product license rights and other intangible assets	(234)	(657)	(2,683)

Net cash used in investing activities	(1,557)	(19,722)	(4,187)

Cash flows from financing activities
Net (repayments) borrowings under revolving line of credit	(12,353)	18,503	(3,446)
Proceeds from Virbac S. A. notes payable	9,000	—	10
Repayment of note payable	(4)	(3)	—
Change in outstanding checks	(704)	950	10
Issuance of common stock	77	64	189

Net cash (used in) provided by financing activities	(3,984)	19,514	(3,237)

Increase (decrease) in cash and cash equivalents	3,713	(861)	388
Cash and cash equivalents, beginning of period	4	865	477

Cash and cash equivalents, end of period	$3,717	$4	$865

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,540	$580	$347
Cash paid for income taxes	$64	$69	$126
The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

	For the Year Ended December 31,
	2004	2003	2002
Delmarva
Fair value of acquired net assets	$—	$4,755	$—
Less: Liability related to contingent consideration	—	(2,173)	—

Net cash consideration	$—	$2,582	$—

King
Fair value of assets acquired	$—	$14,479	$—
Goodwill	—	745	—

Net cash consideration	$—	$15,224	$—

Supplemental Disclosure of Non-Cash Financing Activities:
     In order to maintain VBSA’s approximate indirect ownership interest in the Company through Interlab, until the expiration, termination or exercise of all options to purchase the Company’s Common Stock outstanding as of the date of the merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger Company options, issue to Interlab a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. During 2002, 52,061 shares were issued to Interlab under such anti-dilution provisions. Due to the issuance of approximately 40,000 shares of Common Stock from the exercise of pre-merger options during 2003, the Company is required to issue approximately 60,000 shares of Common Stock to Interlab. These shares will be issued to Interlab prior to December 31, 2005 and have been included in the calculation of diluted earnings per share. New shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these pre-merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.
The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEM ENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional		Treasury Stock
	Number	Par	Paid In	Accumulated	Number
	of Shares	Value	Capital	Deficit	of Shares	Amount	Total
Balance at December 31, 2001	22,055	$221	$34,665	$(12,677)	28	$(105)	$22,104

Shares issued to directors	6	—	44	—	(5)	20	64

Issuance for stock compensation plans	100	1	182	—	(23)	85	268

Purchase of treasury shares	—	—	—	—	16	(80)	(80)

Shares issued to Interlab under anti- dilution provisions of merger agreement	52	—	—	—	—	—	—

Net loss	—	—	—	(1,323)	—	—	(1,323)

Balance at December 31, 2002	22,213	222	34,891	(14,000)	16	(80)	21,033

Shares issued to directors	9	—	52	—	—	—	52

Issuance for stock compensation plans	35	1	(17)	—	(16)	80	64

Net loss	—	—	—	(5,004)	—	—	(5,004)

Balance at December 31, 2003	22,257	223	34,926	(19,004)	—	—	16,145

Issuance for stock compensation plans	56	—	77	—	—	—	77

Net income	—	—	—	1,471	—	—	1,471

Balance at December 31, 2004	22,313	$223	$35,003	$(17,533)	—	$—	$17,693

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
          The business now operated by Virbac Corporation and its wholly-owned subsidiaries (the “Company” or “Virbac”) was initiated in 1993 when Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”), acquired the animal health industries business of Purina Mills, Inc. In July 1994, Agri-Nutrition completed an initial public offering of its Common Stock, $0.01 par value per share (the “Common Stock”). On March 5, 1999, Virbac S.A. (“VBSA”) a company organized under the laws of the Republic of France, acquired control of the Company in a merger, which resulted in VBSA indirectly owning approximately 60% of the outstanding Common Stock. In the merger, Virbac, Inc., a Delaware corporation, wholly-owned by VBSA, merged with and into the Company with the Company remaining as the surviving corporation. In connection with the merger, the Company changed its name to “Virbac Corporation”.
          Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment which offers a broad range of services and specialized expertise in the manufacture of highly regulated products and manufactures and distributes certain livestock products. The Contract Manufacturing segment operates as PM Resources, Inc., a Missouri corporation (“PMR”), which is a wholly-owned subsidiary of the Company. PMR is based in a 176,000 square-foot Environmental Protection Agency (“EPA”) and Food and Drug Administration (“FDA”) registered facility in Bridgeton, Missouri, and formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.
Note 2. Summary of Significant Accounting Policies
     (a) Principles of consolidation
          The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company transactions have been eliminated.
     (b) Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting periods. The most significant areas of estimation in the financial statements include the determination of sales reserves for product returns or credits, replacement product, rebates and discounts; inventory obsolescence reserves; impairment analysis of long-lived and intangible assets; credit losses on accounts receivable; income taxes; and contingency and litigation reserves. Actual results could vary from these estimates.
     (c) Revenue recognition and accounts receivable
          The Company recognizes revenue when the following four criteria have been met. These include (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable and (iv) collectibility is reasonably assured.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change was to reduce 2004 revenues by approximately $1.0 million and to reduce diluted income per share by $.02.
          Virbac continues to recognize revenue at the time of shipment to all of its Contract Manufacturing customers where Virbac had ownership of the inventory, as title and risk of loss pass to the customers on delivery to the common carrier. Revenue related to certain Contract Manufacturing customers, for which the Company provides warehousing and/or distribution services, is recognized upon the completion of the manufacturing process, when the customer accepts all risks of ownership but requests, due to the nature of the inventory, that the Company hold the inventory for a short period of time and all the other necessary conditions for revenue recognition have been met.
          In connection with the restatement of the Company’s financial statements, as more fully described in Note 15. “Restatement of Financial Statements”, the Company determined that it was more appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales during 2003 and 2002, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, the Company recognized revenue at the time of cash collection for all sales transaction during 2003 and 2002 for which there was a warehousing arrangement in connection with the delivery of the product. These consignment sale transactions during 2003 and 2002 aggregated $2.3 million and $2.6 million, respectively.
          The Company has received payments on two products related to its distribution agreement with Pfizer, Inc. (“Pfizer”). The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets. Upon the Company obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized based upon estimates of when the sales of each of these products will occur over the period covered by the licenses adjusted for historical experience.
          The allowance for doubtful accounts is estimated based on historical charge-off experiences, evaluation of customers’ delinquency status and assumptions regarding probable credit losses. Such estimates are reviewed monthly and may be impacted by actual performance of trade receivables and changes in any of the factors discussed above. The Company believes that the allowance for doubtful accounts is adequate to cover probable losses inherent in its receivables and actual losses to date have not exceeded expectations; however, because the allowance for doubtful accounts is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates. Account balances are charged against the allowance when the Company believes it is probable that the receivable will not be recovered.
     (d) Sales related and product replacement reserves
          The Company’s gross product sales are subject to a variety of deductions, primarily representing expired product returns and rebates and discounts granted to customers. These deductions represent estimates of the related obligation and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. The sensitivity of the estimates can vary by program, type of customer and geographic location. Sales return estimates associated with certain veterinary products with limited expiration periods are at-risk for material adjustment because the

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers may return unsold expired products. Other products with longer lives have longer return periods, which make determination of their ultimate return rate more difficult. The amount recorded as a reduction to revenues for sales related reserves in 2004, 2003 and 2002 was $2.8 million, $3.9 million and $2.7 million, respectively.
          Additionally, Virbac’s distribution agreements provide that the Company can elect to replace expired product in lieu of issuing a credit. Virbac records the estimated cost for product replacement as a charge to cost of sales in the period the sale occurs. In 2004, Virbac discontinued its policy of replacing expired product and currently only issues credits for expired product returns. The amount recorded for product replacement expense for 2003 and 2002 was $406,000 and $757,000, respectively.
          The Company generally records marketing related sales incentives, such as cooperative advertising, as a charge to sales and marketing expense at the time the related revenues are recorded or when the incentive is offered, whichever is later. Virbac estimates the cost of sales incentives based on historical experience with similar incentive programs. The amount recorded for marketing related sales incentives for 2004, 2003 and 2002 was $338,000, $300,000 and $263,000, respectively.
          The Company’s sales related and product replacement reserves are recorded as liabilities in the Consolidated Balance Sheets, as opposed to a reduction in accounts receivable, as the sales to which they pertain have generally been collected and these reserves represent liabilities for future performance.
     (e) Cash and cash equivalents
          The Company considers all highly liquid investments with an original or remaining maturity of three months or less when acquired to be cash equivalents. At times, the Company has cash on deposit in certain banks in amounts that may exceed federally insured limits.
     (f) Concentration of credit risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 17%, 20% and 16% of revenues in 2004, 2003 and 2002, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying group as of December 31, 2004 and 2003 were approximately $1.9 million and $6.0 million, respectively.
     (g) Fair value of financial instruments
          The fair values of financial instruments approximate their carrying values, due primarily to the short-term nature of their maturities or their varying interest rates.
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
     (i) Valuation of long-lived and intangible assets and goodwill
          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles, (“SFAS No. 142”) SFAS No. 142 requires that

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents and certain product rights have determinable lives, while trademarks and certain other product rights have indefinite lives.
          Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments identified in Note 17. “Segment and Related Information”. The Company’s goodwill is generated by the Veterinary segment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the goodwill and its carrying value. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company’s intangible assets with determinable lives are recorded at cost and amortized over periods from 6 to 32 years.
          On January 1, 2003, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). SFAS No. 144, requires the Company to evaluate property, plant and equipment and amortized intangible assets for impairment whenever current events and changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying amount of the Company’s long-lived and intangible assets is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset.
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
          For additional information see Note 8. “Goodwill and Other Intangible Assets.”
     (j) Property, plant and equipment
          Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals and improvements are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The Company provides for depreciation by charging amounts sufficient to amortize the cost of the properties over their estimated useful lives. The straight-line method of depreciation is utilized for substantially all asset categories.
          A summary of estimated useful lives used in computing depreciation is as follows:

Estimated
Useful Life
Building and leasehold improvements	5-39 years
Production equipment	5-7 years
Furniture, computer equipment and software, and fixtures	3-7 years
Vehicles	4 years
     (k) Advertising costs
          Advertising costs are expensed the first time the advertisement occurs. Advertising expense for 2004, 2003 and 2002 was $1.6 million, $2.4 million, and $1.7 million, respectively. Prepaid expenses at December 31, 2004 and 2003, included deferred advertising costs of $18,000 and $163,000, respectively, and are expensed during the period in which the advertisement occurs.
     (l) Freight to customers
          Freight and handling expense for 2004, 2003 and 2002, was $1.3 million, $1.2 million and $1.3 million, respectively, and is classified as warehouse and distribution expense in accordance with EITF 00-10 “Accounting for Shipping and Handling Costs.”
     (m) Research and development expenses
          Research and development costs are charged to expense when incurred. These costs principally consist of labor and third party consulting fees. Research and development expenses for 2004, 2003 and 2002 were approximately $3.3 million, $4.9 million and $3.1 million, respectively.
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
          Certain of Virbac’s deferred tax assets are comprised of net operating loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income that will ultimately be generated in the future and other factors. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The Company has had cumulative losses for the three years ended December 31, 2004, and accordingly has retained a full valuation allowance for its deferred tax assets. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. Virbac has provided valuation allowances aggregating $1.1 million and $1.1 million at December 31, 2004 and

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2003, respectively, against such net operating loss carryforwards because management believes that it is more likely than not that such benefits will not be realized.
     (o) Business Combinations
          Virbac accounts for business combinations using the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”). The results of operations of the acquired business are included in the consolidated results of operations from the date of acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired companies based on their respective fair values. Any excess of the purchase price over estimated fair values of the tangible and identified intangible assets acquired has been recorded as goodwill. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.
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
          Other significant estimates and assumptions are required to value acquired receivables, inventories, other assets and various assumed liabilities. The fair values reflected in the Company’s purchase price allocations impact depreciation, amortization, impairment charges and other components of Virbac’s ongoing operating results. Accordingly, variations in the estimates and assumptions from the amounts reflected in the final purchase price allocations would result in changes to the Company’s operating results. In this regard, different classes of assets have varying impacts on the Company’s operating results. For example, goodwill is no longer amortized, but is instead reviewed at least annually during the fourth quarter for possible impairment.
     (p) Earnings per share
          Basic earnings per share is calculated using the weighted average number of outstanding common shares during the period. Diluted earnings per share includes the effect of all potential issuances of common shares arising from the effect of outstanding stock options and under the anti-dilution provisions of the merger agreement with VBSA. Dilutive potential common shares arising from the effect of outstanding stock options are computed using the treasury stock method if dilutive.
          The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Year Ended December 31,
	2004			2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income (loss)	$1,471			$(5,004)			$(1,323)

Basic EPS
Net income (loss) available to common stockholders	1,471	22,291	$0.07	(5,004)	22,234	$(0.23)	(1,323)	22,115	$(0.06)

Effect of dilutive securities:
Stock options		140			390			351
Shares owed to VBSA		60			60			—
VBSA under antidilution provisions of merger agreement		272			272			308

Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$1,471	22,763	$0.06	$(5,004)	22,956	$(0.23)	$(1,323)	22,774	$(0.06)

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Because the Company reported a loss in 2003, net loss per diluted share for the year ended December 31, 2003 excludes the effect of 662,000 common stock equivalents. Additionally, there were 404, 635 and no options in 2004, 2003 and 2002, respectively, which were excluded from the calculation of common stock equivalents as the effect of their inclusion would be anti-dilutive.
     (q) Environmental liabilities and expenditures
          Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue are expensed. Liabilities are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated, based upon current law and existing technologies. These amounts are not discounted, are exclusive of claims against third parties and are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available.
     (r) Employee stock-based compensation
          The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation expense has been recognized for the Company’s fixed price stock option plans, as the exercise price of the options is equal to the stock price on the date of grant. Had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant dates consistent with the fair value recognition provisions prescribed in SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

	Year ended December 31,
(In thousands, except per share data)	2004	2003	2002
Net income (loss) as reported	$1,471	$(5,004)	$(1,323)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(579)	(761)	(453)

Pro forma net income (loss)	$892	$(5,765)	$(1,776)

Basic income (loss) per share as reported	$0.07	$(0.23)	$(0.06)
Diluted income (loss) per share as reported	0.06	(0.23)	(0.06)
Pro forma basic income (loss) per share	0.04	(0.26)	(0.08)
Pro forma diluted income (loss) per share	0.04	(0.26)	(0.08)
          The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods in which options were granted. No options were granted in 2004.

	2003	2002
Expected dividend yield	0%	0%
Expected volatility	88.4%	91.5%
Risk-free interest rate	4.3%	3.9%
Expected life (in years)	6.9	6.4

Weighted average fair value of options granted measured at the original date of grant	$5.84	$3.91

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (s) Comprehensive income
          Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period except for those changes resulting from investments by shareholders and distributions to shareholders. For the periods presented, there no components of other comprehensive income and, consequently, comprehensive income was equivalent to net income (loss).
     (t) Recent accounting pronouncements
          In May 2005, the FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”) which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.
          In December 2004, the FASB issued FASB Staff Position (“FSP”) FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 became effective upon issuance and the Company believes that this pronouncement will not have a significant impact on the Company’s effective tax rate in 2005.
          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that the fair value of all share-based payments to employees, including grants of employee stock, options be recognized as an expense in the historical financial statements as services are performed. The provisions of SFAS No. 123R are effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Commitments and Contingencies
Legal Proceedings
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of December 31, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
     Putative Securities Class Action Litigation
          On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors) (Bell, Rougraff, and Boissy collectively, the “individual defendants”). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act (“Rule 10b-5”), and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs.
          On September 10, 2004, the plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”), asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. The plaintiffs generally allege in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Common Stock sharply declined, allegedly damaging the plaintiffs. The plaintiffs seek to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper. In December 2004, Virbac, VBSA and the individual defendants filed motions to dismiss the Amended Complaint. Opposition and reply briefs have been filed, but no decision has been rendered.
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. The Court has extended the stay until September 9, 2005, to allow the parties to finalize the settlement documents and submit them to the Court for approval. Assuming that the settlement is finalized and approved by the Court, the Company anticipates that the settlement amount will be fully funded by existing insurance.
     Shareholder Derivative Lawsuit
          On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits in the United States District Court for the Northern District of Texas, Fort Worth Division, derivatively on behalf of the Company against Virbac, as a nominal defendant, and

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors, and Joseph A. Rougraff, a former officer of the Company (collectively, the “individual defendants”). These two lawsuits have been consolidated, and on December 3, 2004, the Court appointed lead counsel for the plaintiffs. On March 1, 2005, the plaintiffs filed a consolidated amended derivative shareholder complaint (the “Amended Derivative Complaint”), asserting claims against: defendants Bell and Rougraff for improper financial reporting under the Sarbanes-Oxley Act of 2002 (“SOX”); all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to alleged insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.
          The plaintiffs generally allege in the Amended Derivative Complaint that the individual defendants caused Virbac to issue financial statements, press releases, and other public statements that were false and materially misleading, caused Virbac to miss required financial reporting deadlines under SOX, and sold stock on inside information. As a result, the plaintiffs allege, the Company’s market capitalization and share price were severely devalued; the Company was subjected to a formal investigation and a potential civil action brought by the United States Securities and Exchange Commission (the “SEC”); the Company faces tens of millions of dollars in legal, accounting, and other professional fees; and the Company’s overall credibility, reputation, and goodwill were irreparably damaged. The plaintiffs seek, on behalf of nominal defendant Virbac, to recover monetary compensation, including a disgorgement of all profits and bonuses the defendants allegedly earned in the relevant time period, as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper.
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 31, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session, but were unable to settle the action. On July 13, 2005, the Court extended the stay until July 25, 2005 to allow the parties to continue settlement discussions. That stay has now expired. While settlement discussions are ongoing, an agreed-upon briefing schedule was approved by the Court regarding the filing of motions to dismiss the Amended Derivative Complaint. Under the schedule nominal defendant Virbac’s and the individual defendants’ motions to dismiss were filed on August 15, 2005; the plaintiffs’ opposition brief is due on September 29, 2005; and defendants’ reply briefs are due on October 24, 2005.
          While Virbac has currently reached a settlement in principle with regard to the shareholder class action and is currently in ongoing settlement discussions with regard to the derivative lawsuit, Virbac cannot predict the final outcome of these lawsuits at this time. The parties to the putative shareholder class action may not be able to reach a final settlement agreement and/or the Court in such action may not approve the settlement. An adverse result in either lawsuit could have a material adverse effect on the Company’s financial condition and liquidity, in the event that the final settlement amounts and/or judgments exceed the limits of the Company’s insurance policies or the carriers decline to fund such final settlements/judgments. To date, the Company’s insurance carriers have provided coverage for the submitted expenses incurred in defending both actions as claims under the relevant policies. In addition, the Company’s insurance carriers have agreed to pay all reasonable and necessary defense costs that have and will be incurred in the putative securities class action.
     SEC Investigation
          On February 13, 2004, the staff of the SEC notified Virbac that it had commenced a formal investigation to determine whether any violations of the federal securities laws may have occurred.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intended to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.
          Following the Wells Notice, the Company and the staff of the SEC’s Fort Worth District Office reached an agreement in principal to settle this matter. The proposed settlement includes the following principal terms:
•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws; and

•	the Company would pay a total of $500,001, consisting of $1 in disgorgement and $500,000 in a civil money penalty.
          The Company recorded a reserve of $500,000 in the quarterly period ended December 31, 2003, for the proposed civil money penalty. The agreement in principal to settle this matter is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms or amount reserved. The Company continues to cooperate with the SEC in this matter.
Operating Leases
          The Company leases certain machinery under non-cancelable operating leases that expire at various dates through June 2008. Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:
(In thousands)

2005	$118
2006	64
2007	34
2008	20

Total minimum lease payments	$236

          Total rent expense under operating leases was $296,000, $338,000 and $374,000 in 2004, 2003 and 2002, respectively.
Acquisition of Licensing Rights
          In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. These payments were recorded as research and development expenses when paid since the products underlying the licensing rights had not been approved for marketing by the FDA at time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million, of which approximately $980,000 had been incurred through December 31, 2004. Such costs have been and will continue to be recorded as research and development expense in the periods in which they are incurred.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pfizer Agreement
          In 2000, the Company entered into an agreement with Pfizer to sublicense to Pfizer the Company’s North American distribution rights for two equine products through 2015. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003, and accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, adjusted for historical experience. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized approximately $787,000, $434,000 and $34,000 of revenue during 2004, 2003 and 2002, respectively.
Environmental Liability
          PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of December 31, 2004, approximately $491,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $352,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. The Company has recorded a reserve for $28,000 as of December 31, 2004, which represents the Company’s estimated remaining portion of the liability. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
Adjustment of the Merger Shares
          In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab S.A.S., a French corporation (“Interlab”), until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of, (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current shareholders. As of December 31, 2004, 181,500 pre-merger options were outstanding. In 2003, approximately 40,000 shares of Common Stock were issued from the exercise of pre-merger options. As a result, approximately 60,000 shares are currently owed to Interlab for the pre-merger options exercised in 2003 and will be issued prior to December 31, 2005. These shares have been included in the calculation of diluted earnings per share. No

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these pre-merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.
Delmarva Acquisition
          As more fully described below in Note 4. “Acquisitions”, the Company purchased 100% of the outstanding shares of the common stock of Delmarva Laboratories, Inc. (“Delmarva”) for a base purchase price of $2.5 million in cash and an additional contingent purchase consideration of up to $2.5 million. The purchase agreement provides that the contingent consideration will be paid in increments based upon the attainment of several performance thresholds of the products purchased. The various stated performance thresholds include the registration and revenue goals of one of the product categories included in the acquisition, as well as gross profit milestones within a specified time period for the other product categories purchased.
          No contingency payments were earned or payable through December 31, 2004 under the terms of the Delmarva purchase agreement. During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. The contingent payment was recorded as a reduction to the liability related to contingent consideration in the Consolidated Balance Sheet.
Note 4. Acquisitions
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
          The Company paid approximately $2.6 million in cash, which includes $0.1 million in transaction costs, for net assets with an aggregate fair value of $4.8 million. In accordance with SFAS No. 141, the Company accounted for this transaction under the purchase method and, at the date of acquisition, recorded a liability of approximately $2.2 million for the excess of the estimated fair value of the acquired net assets over the initial cash payment. As the contingencies resolve, any amounts paid related to the contingencies will reduce the liability booked at the acquisition date and amounts paid in excess of the liability will be reflected as an increase to goodwill. Any remaining liabilities after all contingencies resolve will be allocated as a pro rata reduction of the amounts assigned to the assets acquired with any amounts that remain after reducing those assets to zero recognized as an extraordinary gain. See Note 3 “Commitments and Contingencies” for additional information regarding these contingencies.
          In accordance with SFAS No 141, the results of operations of Delmarva are included in the Company’s consolidated financial statements beginning August 15, 2003. The Delmarva acquisition was

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
funded with existing cash and with borrowings under Virbac’s Credit Agreement with First Bank, dated as of September 7, 1999, as amended (the “Credit Agreement”).
          The following table summarizes the estimated fair market value, as determined by independent valuations and supported by internal studies, of the assets acquired and the liabilities assumed at the date of acquisition:
(In thousands)

Product rights	$4,760
Net working capital assumed	(5)

Fair value of acquired net assets	4,755
Liability related to contingent consideration	2,173

Net cash consideration	$2,582

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
          The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of King are included in the Company’s financial statements beginning September 8, 2003. The acquisition was funded with cash on hand and additional borrowings under the Company’s Credit Agreement and resulted in goodwill of $745,000.
          The following table summarizes the estimated fair value, as determined by independent valuations and supported by internal studies, of the assets acquired and the liabilities assumed at the date of acquisition:
(In thousands)

Inventory	$133
Unfilled customer orders	520
Product rights	13,630
Property, plant and equipment	196
Goodwill	745

Net cash consideration	$15,224

          In accordance with SFAS No. 142, goodwill recorded in the King acquisition, which is deductible for income tax purposes, will not be amortized. The goodwill is tested annually for impairment.
     Pro Forma Information
          The following unaudited pro forma information below sets forth summary results of operations for 2003 and 2002 as if the acquisition of King (acquired September 8, 2003) had occurred on January 1, 2002, after giving effect to certain adjustments, primarily interest expense and amortization of intangibles. The effect on the results of operations of the Delmarva acquisition is not considered significant and is not presented. The following pro forma information has been prepared for comparative purposes only and

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
does not purport to be indicative of what would have occurred had the acquisition occurred on January 1, 2002 or of results which may occur in the future (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002
Revenue	$69,827	$66,566
Cost of goods sold	42,704	38,855

Gross profit	27,123	27,711
Operating expenses	31,002	24,153

(Loss) income from operations	(3,879)	3,558
Interest and other expense	(1,351)	(1,085)
Income tax expense	(84)	(361)
Cumulative effect of change in accounting principle	—	(2,308)

Net loss	$(5,313)	$(196)

Loss per share:
Basic loss per share	$(0.24)	$(0.01)

Diluted loss per share	$(0.24)	$(0.01)

Basic shares outstanding	22,234	22,115
Diluted shares outstanding	22,234	22,774
Note 5. 2003 Facility Closure
          In the first quarter of 2003, the Company closed its leased Harbor City, California manufacturing facility and moved the production at that facility to its Fort Worth, Texas facility. The Harbor City facility manufactured primarily oral hygiene products. The costs to close the facility were approximately $333,000 and consisted principally of leasehold improvement write-offs, as well as costs to transfer existing equipment and inventory to the Fort Worth facility. These costs were recorded in sales and marketing and general and administrative expenses of the Veterinary and Consumer Brand segments during the first and second quarters of 2003, when the liability to close the plant was incurred.
Note 6. Inventories
          Inventories consist of the following:

	December 31,
(In thousands)	2004	2003
Raw materials	$6,337	$7,544
Finished goods	8,084	9,528

	14,421	17,072
Less — reserve for excess and obsolete inventories	(3,479)	(3,894)

	$10,942	$13,178

Note 7. Property, Plant and Equipment, net
          Property, plant and equipment consist of the following:

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(In thousands)	2004	2003
Land	$3,330	$3,330
Building and leasehold improvements	7,500	7,333
Production equipment	7,675	7,213
Vehicles	15	15
Furniture and fixtures	959	898
Computer equipment and software	1,456	1,179

	20,935	19,968
Less — accumulated depreciation	(8,558)	(7,470)

	$12,377	$12,498

          In 2004, 2003 and 2002, depreciation expense was $1.4 million, $1.4 million and $1.3 million, respectively.
Note 8. Goodwill and Other Intangible Assets
          Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that patents and certain product rights have determinable lives, while trademarks and certain other product rights have indefinite lives. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively.
          Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a non-cash charge of $2.3 million to reduce the carrying value of goodwill related to the Consumer Brand segment. Such charge is nonoperational in nature and is reflected as the cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the segment was estimated using a discounted cash flow methodology.
          The Company performed its annual impairment tests on the remaining goodwill during the fourth quarter of 2004 and 2003 and found no evidence of impairment.
          In performing its impairment testing on other intangible assets, the Company determined that certain intangible assets with determinable lives and certain intangible assets with indefinite lives were impaired, as they were no longer utilized. In 2004, 2003 and 2002, the Company charged $3,000, $9,000 and $3,000, respectively, to expense related to impaired patents with determinable lives and $77,000, $36,000 and zero, respectively, to expense related to impaired trademark rights with indefinite lives. The 2004 impairment charges by segment were $31,000, $48,000 and $1,000 in the Consumer Brand, Veterinary and Contract Manufacturing segments, respectively. The impairment amounts were recorded in sales and marketing expense in the Consolidated Statements of Operations.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Goodwill consists of the following:

Veterinary
(In thousands)	Segment
December 31, 2003	$5,571
Recognition of Agri-Nutrition deferred tax assets	(565)

December 31, 2004	$5,006

          Refer to Note 12. “Income Taxes” for a discussion of the recognition of Agri-Nutrition deferred tax assets.
          Intangible assets consist of the following:

	December 31,
	2004		2003
	Gross carrying	Accumulated	Gross carrying	Accumulated
(In thousands)	amount	amortization	amount	amortization
Intangible assets subject to amortization:
Patents	$86	$(38)	$92	$(36)
Product rights	21,187	(1,638)	21,069	(596)

Intangible assets not subject to amortization:
Product rights and trademarks	774	(115)	692	(132)

Total intangible assets	$22,047	$(1,791)	$21,853	$(764)

          During 2002, the Company acquired the rights to a new anti-puritic product for $1.5 million. The product is patented, and accordingly is being amortized over the expected period of benefit, 15 years. In addition, the Company modified its agreement with the patent holder of its oral hygiene products. The original agreement required the Company to pay a royalty for each unit of product sold. The Company satisfied all future royalty payments by making a lump sum payment of $0.7 million, which will be amortized over the expected period of benefit, 15 years. Other additions to intangible assets in 2002 included approximately $0.5 million for various trademark related expenditures.
          In 2003, in connection with the acquisitions described in Note 4. “Acquisitions”, the Company acquired $18.4 million of product rights in connection with the acquisition of certain businesses, all of which have finite lives and are subject to amortization. The Company also recorded a liability related to contingent consideration of $2.2 million in connection with the Delmarva acquisition and $0.7 million of goodwill in connection with the assets purchased from King.
          During 2004, additions to intangible assets principally related to product licenses and trademarks.
          Amortization expense for 2004, 2003 and 2002 was $1.4 million, $0.8 million and $0.1 million, respectively. Amortization expense for each of the next five years is expected to be (in thousands):

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005	$998
2006	954
2007	931
2008	927
2009	920

Total amortization	$4,730

Note 9. Borrowings Under Revolving Line of Credit and Notes Payable

	December 31,
(In thousands)	2004	2003
Credit Agreement	$13,000	$25,354
VBSA Notes	9,000	—
Installment credit loan	7	10

Total borrowings	22,007	25,364
Less current portion	(13,004)	(25,357)

VBSA Notes and installment credit loan	$9,003	$7

Weighted average interest rate	6.43%	4.16%
          At December 31, 2004, the Credit Agreement provided for funding of up to $20.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and interest accrues at the prime rate, as defined by the Credit Agreement (“Prime”) plus 1%. At December 31, 2004 and 2003, the interest rate on the loans under the Credit Agreement was 6.25% and 4.75%, respectively. There was a $211,000 letter of credit outstanding under the Credit Agreement at December 31, 2004, which is securitized by a Certificate of Deposit in the amount of $211,000 that is recorded in the Company’s other noncurrent assets.
          In the fourth quarter of 2003, Virbac notified its lenders that it would not meet the September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base.
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

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
From May 10, 2004 through May 6, 2005, the Company entered into various amendments to the Forbearance Agreement the purpose of which was to extend the term and reduce the amount available under the facility ultimately to $15.0 million
          In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of VBSA (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which was adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of December 31, 2004 was 6.69%. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate at which interest accrues was changed to 5.0% per annum. The maturity date for the April Notes is October 9, 2006 and the maturity date of the June Note is April 9, 2006.
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the eighth amendment to the Credit Agreement (the “Eighth Amendment”). Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the waiver of any existing events of default. At August 15, 2005, the total borrowings under the Credit Agreement were $9.0 million, availability was $6.0 million and management believes the Company was in compliance with all covenants.
          The Company’s cash requirements during 2004, and continuing into early 2005, have been unusually high due to elevated legal fees associated with the internal investigation initiated by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) in late 2003, the restatement and related audits of the Company’s historical financial statements, the SEC investigation and the shareholder lawsuits. To date the Company has been able to fund these additional cash requirements from operating cash flows, the VBSA Notes and insurance coverage provided by its directors and officers’ insurance policy.
          As discussed in Note 3. “Commitments and Contingencies”, Virbac has reached a settlement agreement in principal with both the SEC in regards to their investigation and the plaintiffs in the putative shareholder class action lawsuit. As a result of these pending settlement agreements, the Company is able to estimate the cash requirements necessary to resolve these significant uncertainties. The Company generated income from operations and a cash inflow from operating activities for the year ended December 31, 2004, and was also successful in extending the Forbearance Agreement discussed above, several times before negotiating and entering into the Eighth Amendment. Also, as discussed above, the Company was able to extend the maturity dates of the VBSA Notes. Further, management expects that the unusual cash requirements related to the restatement, the SEC investigation and the shareholder lawsuits will be substantially reduced during the second half of 2005 and that the results of operations have improved as a result of the King and Delmarva acquisitions discussed above in Note 4. “Acquisitions”. Management believes that all of these aforementioned factors have resulted in a stronger financial position for the Company and provide it with the necessary liquidity to fund operating activities in the ordinary course, thereby strengthening the Company as a going concern.
Note 10. Common Stock Transactions and Preferred Stock
          In 2002, under certain anti-dilution provisions of the merger described in Note 1. “Description of Business”, the Company issued 52,061 shares of Common Stock to Interlab. Due to the issuance of approximately 40,000 shares of Common Stock from the exercise of pre-merger options during 2003, the

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company is required to issue approximately 60,000 shares of Common Stock to Interlab. These shares will be issued prior to December 31, 2005 and have been included in the calculation of diluted earnings per share. During 2003 and 2002, the Company also issued 9,000, and 6,000 shares, respectively, of Common Stock to certain directors as part of their compensation for serving on the Company’s Board of Directors. The Company charges as expense the closing value of the shares on the date they are granted to the directors. The shares granted to the directors dilute earnings per share. The Company had several treasury stock transactions related to the issuance and purchase of shares of stock associated with the activity of its Incentive Stock Option Plan and for compensation to directors.
          The Company’s Board of Directors may, without further action by shareholders, from time-to-time, direct the issuance of one or more series of preferred stock and may, at the time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of December 31, 2004.
Note 11. Stock Options
          As of December 31, 2004, the Company has stock options outstanding under the 1994 Incentive Stock Plan, which is inactive with respect to new option grants, and the Virbac Corporation Incentive Stock Plan (collectively, the “Incentive Stock Plans”), which became inactive with respect to new option grants on March 7, 2005.
          Under the terms of the Company’s Incentive Stock Plans, officers and certain other employees were granted options to purchase the Common Stock at the closing market price on the date that the option was granted. No options were granted under the Incentive Stock Plans in 2004. For the years ended December 31, 2003 and 2002, options granted under the Incentive Stock Plans were 305,000 and 113,000, respectively. Options generally vest over three years and have a maximum term of ten years. At December 31, 2004, a total of 373,000 shares were reserved for issuance under the Incentive Stock Plans.
          A summary of the Incentive Stock Plans’ activity for the years shown is as follows:

		Weighted
		Average
	Options	Exercise Price
Balance, December 31, 2001	748,599	$2.25

Granted	112,841	5.02
Exercised	(121,475)	2.25
Forfeited and canceled	(38,219)	3.61

Balance, December 31, 2002	701,746	2.63

Granted	304,858	5.85
Exercised	(57,857)	2.00
Forfeited and canceled	(12,500)	4.89

Balance, December 31, 2003	936,247	3.68

Granted	—	—
Exercised	(56,000)	1.38
Forfeited and canceled	(176,233)	4.65

Balance, December 31, 2004	704,014	3.64

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table summarizes information for stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
Range of Exercise	Number	Average		Average	Number	Average
Price	Outstanding	Remaining Life		Exercise Price	Outstanding	Exercise Price
$1.01 -$2.00	244,500	2.3	years	$1.50	244,500	$1.50
$2.01 -$3.00	55,500	4.7		2.73	55,500	2.73
$3.01 -$4.00	99,166	6.0		3.39	99,166	3.39
$4.01 -$5.00	76,823	7.1		4.97	58,289	4.97
$5.01 -$6.00	227,275	8.2		5.83	79,380	5.82
$6.01 -$7.00	750	8.7		6.50	250	6.50

	704,014	5.4		3.64	537,085	2.99

Note 12. Income Taxes
          The Company has recognized a net income tax provision as follows:

	December 31,
(In thousands)	2004	2003	2002
Current:
Federal	$—	$50	$—
State	5	34	50

	5	84	50

Deferred:
Federal	517	—	283
State	48	—	28

	565	—	311

Provision for income taxes	$570	$84	$361

          A reconciliation of the tax provision recorded for all periods presented to the amount computed using the applicable federal statutory income tax rate, is as follows:

	Year ended December 31,
(In thousands)	2004	2003	2002
Provision (benefit) for income taxes at federal statutory rate	$694	$(1,673)	$458
Adjustments due to:
Non-deductible intangible amortization	51	21	—
State income taxes, net of federal benefit	63	(153)	50
Valuation allowance	(293)	1,651	(175)
Fines and penalties	8	192	—
Meals and entertainment	43	42	51
Other	4	4	(23)

Provision for income taxes	$570	$84	$361

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Generally accepted accounting principles require that historical operating performance weigh significantly in assessing the realizability of deferred tax assets. The Company has had cumulative losses for the three years ended December 31, 2004 and, accordingly, has established a full valuation allowance for its net deferred tax assets. Currently, and in the foreseeable future, as the Company incurs tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. In accordance with SFAS No. 109, Income Taxes, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. In 2004 and 2002, the Company recognized deferred tax assets and accordingly the portion attributable to Agri-Nutrition deferred tax assets was recorded as a reduction of goodwill with a corresponding tax provision. The tax provision recorded by the Company in 2003 principally represents federal alternative minimum and state income tax expense.
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Goodwill	$2,362	$2,663
Net operating loss carryforwards	1,064	1,069
Inventories	1,689	1,975
Deferred income	2,350	2,188
Other accruals and reserves	1,188	1,273
Federal tax credits	163	163

Total deferred tax assets	8,816	9,331
Valuation allowance	(7,974)	(8,807)

Net deferred tax assets	842	524

Deferred tax liabilities:
Depreciation	386	396
Prepaid expenses	456	128

Total deferred tax liabilities	842	524

Total net deferred tax assets	$—	$—

          Of the $8.0 million valuation allowance at December 31, 2004, approximately $1.5 million relates to the Company’s purchase of Agri-Nutrition and $0.4 million relates to stock options. If the Company subsequently recognizes tax benefits associated with this $8.0 million valuation allowance, approximately $1.5 million will be released as a reduction of goodwill, $0.4 million will be released through paid-in capital, and the remainder will represent an income tax benefit.
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

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Employee Savings Plan
          The Company sponsors two 401(k) savings plans (the “Plans”). Former employees of Virbac, Inc. and non-union former employees of Agri-Nutrition participate in the Virbac Corporation Retirement Savings Plan, while union employees of PMR participate in the Virbac Corporation Retirement Savings Plan for Certain Union Members. Substantially all employees of the Company may participate in one of the Plans, subject to certain eligibility and entry requirements. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% or 20% of the employees’ salaries, depending upon the Plan. The Plans permit various employer contributions. Employer contributions were $608,000, $479,000 and $452,000, for 2004, 2003 and 2002, respectively.
Note 14. Selected Quarterly Data (unaudited)
          The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements. This information has been derived from the unaudited interim consolidated financial statements of Virbac that, in management’s opinion, reflect all recurring adjustments necessary to fairly present the Company’s financial information when read in conjunction with the Annual Consolidated Financial Statements and notes thereto.
          The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. Additionally, under accounting principles generally accepted in the United States, the quarterly computation of earnings per share is calculated on a discrete period basis, and therefore, the sum of the basic and fully diluted earnings per share number for each of the four quarters in a year may not equal full-year basic and diluted earnings per share.
          The table below details unaudited quarterly results for each quarter for the last two years:

	MAR. 31, 2003	JUNE 30, 2003	SEPT. 30, 2003	DEC. 31, 2003	MAR. 31, 2004	JUNE 30, 2004	SEPT. 30, 2004	DEC. 31, 2004
	(In thousands, except per share amounts)
Revenues	$14,283	$17,534	$18,008	$17,252	$21,547	$18,137	$19,515	$17,916
Cost of goods sold	8,969	10,575	11,475	10,405	12,303	10,440	10,700	9,808

Gross profit	5,314	6,959	6,533	6,847	9,244	7,697	8,815	8,108

Operating expenses:
Sales and marketing	3,751	3,493	3,248	3,967	3,591	3,337	3,425	3,103
General and administrative	1,776	1,615	1,566	3,328	3,806	2,440	2,963	2,039
Research and development	1,134	1,236	1,015	1,562	937	643	840	855
Warehouse and distribution	538	717	657	338	556	613	629	528

Total operating expenses	7,199	7,061	6,486	9,195	8,890	7,033	7,857	6,525

(Loss) income from operations	(1,885)	(102)	47	(2,348)	354	664	958	1,583
Interest expense	(75)	(99)	(155)	(308)	(384)	(404)	(361)	(401)
Other income	—	—	—	5	19	13	—	—

(Loss) income before income taxes	(1,960)	(201)	(108)	(2,651)	(11)	273	597	1,182
Provision for income taxes	—	—	—	(84)	(12)	(83)	(165)	(310)

Net (loss) income	$(1,960)	$(201)	$(108)	$(2,735)	$(23)	$190	$432	$872

(Loss) income per share:
Basic (loss) income per share	$(0.09)	$(0.01)	$—	$(0.12)	$—	$0.01	$0.02	$0.04

Diluted (loss) income per share	$(0.09)	$(0.01)	$—	$(0.12)	$—	$0.01	$0.02	$0.04

Basic shares outstanding	22,216	22,228	22,244	22,249	22,257	22,289	22,307	22,310
Diluted shares outstanding	22,216	22,228	22,244	22,249	22,794	22,741	22,745	22,773

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Restatement of Financial Statements
          On November 12, 2003, the Company publicly disclosed the initiation of an internal investigation by the Audit Committee and that it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. At that time, the Company also announced that it had voluntarily contacted the SEC to advise it of the internal investigation.
          On November 24, 2003, Virbac issued a press release stating that, based upon the results of the internal investigation as of that time, the Company expected to restate its previously issued financial statements for the years ended December 31, 2001 and 2002, as well as its previously issued financial statements for the quarters ended March 31, 2003 and June 30, 2003 (the “Restatement”), and that its previously issued financial statements for these periods should no longer be relied upon.
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
          These restated results, as well as the Company’s audited financial results for 2003, appear in the Company’s Annual Report on Form 10-K for 2003 filed with the SEC on April 29, 2005. Also on May 6, 2005, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. All consolidated financial statements presented in this Form 10-K for 2004 reflect the restated financials as described in the Annual Report on Form 10-K for 2003 filed on April 29, 2005.
Note 16. Related Party Transactions
Transactions with VBSA
          In the ordinary course of business, the Company has engaged in various transactions with VBSA, which indirectly owns approximately 60% of the Common Stock. The significant transactions with VBSA and its related affiliates as of and for the three year period ended December 31, 2004, are summarized below.
Loan Agreements
          In the first half of 2004, Virbac executed the VBSA Notes, which are three secured subordinated promissory notes totaling $9.0 million in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The base interest rate was previously 5.5% per annum and effective August 2, 2005 was amended to 5.0% per annum. The base interest rate is adjusted monthly based on the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the VBSA Notes. The maturity date of the April Notes, which total $7.0 million, is October 9, 2006 and the maturity date of the June Note for $2.0 million is April 9, 2006. The Company’s interest expense on the VBSA Notes was $360,000 in 2004.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Directors and Officers Insurance Procurement Agreement
          VBSA acquired a 2004 directors and officers insurance policy for VBSA and the Company (the “D&O Policy”). The coverage limit for all named insureds under the D&O Policy is $5.0 million and the annual premium for such policy is $629,000. The Audit Committee has approved that 75% of this annual premium be paid by the Company.
Trademark Agreement
          On April 2, 2003, the Company and VBSA agreed to allow each other, at no charge, the right of first refusal for use of their respective trademarks. The Company and VBSA have agreed to keep each other informed of any trademarks they maintain. While the Company and VBSA are currently honoring the terms of this arrangement, a formal written agreement has not yet been entered into. The Company expects to execute a formal written agreement prior to the end of 2005.
Supply Agreement
          On March 1, 2002, the Company entered into a supply agreement with VBSA pursuant to which VBSA agreed to manufacture, register, supply and provide quality assurance for certain specified health products containing regulated pesticides. This agreement is scheduled to remain in force until February 28, 2007, unless terminated earlier by a written mutual consent of both parties. During 2004, 2003 and 2002 the Company paid VBSA $0.5 million, $1.5 million and $0.6 million, respectively for products under the supply agreement.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Development and License Agreement
          On January 21, 2001, the Company entered into an agreement with VBSA to govern the apportionment of research and development costs, grant certain licenses and require the payment of royalties for existing and new products. This development and license agreement was in effect until December 31, 2004, and thereafter automatically renews for additional one-year terms unless terminated by written notice not less than 90 days prior to the beginning of any new one-year term. Under the terms of the development and license agreement, VBSA provides the Company with the exclusive rights, in the United States and Canada, to sell specified products that are currently in development or that were previously developed by VBSA. As consideration for the grant of certain licenses and the payment of research and development costs by VBSA, the Company shall pay VBSA a royalty of 6% of the net sales of certain existing products sold by the Company in the United States and Canada. In addition, the Company and VBSA provided each other with mutual licenses with respect to the sale, manufacture and distribution of certain newly developed products. The licensee, whether such licensee is the Company or VBSA, shall pay the licensor a royalty equal to 3% of the licensee’s net sales of and licensing revenues from generic new products (as defined in the agreement) and a royalty equal to 6% of the licensee’s net sales of and licensing revenues from proprietary new products (as defined in the agreement). In 2004, 2003 and 2002 the Company paid approximately $184,000, $61,000 and $179,000, respectively in royalty payments to VBSA and VBSA and made no royalty payments to the Company. The development and license agreement was amended to provide that Virbac pay a royalty of 2.5% on the net sales of livestock de-wormer products beginning January 1, 2002.
License Agreement – Pyriproxyfen
          On September 29, 2000, the Company entered into a license agreement with VBSA in order to grant VBSA a license of the U.S. patent rights of Virbac in the use of Pyriproxyfen (“PPF”) as an ingredient in certain dog or cat foods. The Company granted to VBSA an exclusive license with the right to grant sublicenses to manufacture, use, distribute and sell PPF as an ingredient in dog and cat foods under U.S. Patent numbers 5,439,924 and 5,728,719 in the United States. In consideration for the license, VBSA agreed to pay the Company $80,000 upon its entrance into any sublicense agreement and an additional 40% of all cash payments received from any such sublicensee at the time of registration approval and launch of the PPF product. In addition, the license agreement requires VBSA to pay the Company 1.2% of the PPF product’s net sales made through the Veterinary sales channel and 0.8% of the net sales made through the over-the-counter sales channel. The license agreement remains in effect until the expiration date of the last patent held in the United States, or until terminated by either VBSA or the Company. During 2004, 2003 and 2002 the Company received no royalty payments from VBSA.
Distribution Agreement
          On December 3, 1999, the Company entered into an agreement appointing VBSA and its affiliates as the sole and exclusive distributors of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. Under the terms of the distribution agreement, the Company can distribute directly to certain customers at the election of VBSA. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. Under the terms of the distribution agreement, the Company agrees to manufacture the products and VBSA agrees to use its best efforts to promote, sell and distribute Virbac’s products internationally. The current terms of the distribution agreement provide that VBSA’s purchase price of products is fixed at 12.6% over the Company’s current cost. During 2004, 2003 and 2002 Virbac recorded $1.2 million, $1.2 million and $1.4 million, respectively of product sales to VBSA and its affiliates under the distribution agreement.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sub License Agreement
          On April 5, 1999, the Company and VBSA entered into a Sub License Agreement pursuant to which VBSA granted Virbac the right to manufacture and market products that VBSA has licensed from Capulis S.A., a French corporation. Products subject to this agreement include micro-encapsulation processes applicable to veterinary products for dogs, cats, fish and veterinary dental care. Pursuant to this agreement, Virbac pays a 2% royalty to VBSA on net sales of the products which utilize this technology. During 2004, 2003 and 2002 Virbac made approximately $74,000, $86,000 and $77,000 in royalty payments to VBSA under the terms of this agreement.
Secrecy Agreements
          The Company has entered into various Secrecy Agreements with VBSA whereby the Company agrees to keep confidential any information disclosed to it by VBSA with regard to certain products and applications. The agreement terms are indefinite or expire when the confidential information is made available by its owner to the public.
Note 17. Segment and Related Information
          The Company has three reportable segments. The Veterinary segment manufactures and distributes pet health products mainly to veterinary offices. The Consumer Brand segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market. The Contract Manufacturing segment manufactures and distributes animal health and specialty chemical products for third parties.
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
          Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated
As of and for the year ended December 31, 2004
Revenues from external customers	$39,341	$21,244	$16,530	$—	$77,115
Depreciation and amortization	1,387	62	599	684	2,732
Income (loss) from operations	14,088	2,463	1,600	(14,592)	3,559
Interest expense and other income	—	—	—	(1,518)	(1,518)
Income tax expense	—	—	—	(570)	(570)
Net income	—	—	—	—	1,471

Total assets	4,360	1,532	18,132	37,032	61,056
Capital expenditures	—	—	368	955	1,323

As of and for the year ended December 31, 2003
Revenues from external customers	$29,831	$22,850	$14,396	$—	$67,077
Depreciation and amortization	613	68	925	403	2,009
Income (loss) from operations	4,273	1,080	2,930	(12,571)	(4,288)
Interest expense and other income	—	—	—	(632)	(632)
Income tax expense	—	—	—	(84)	(84)
Net loss	—	—	—	—	(5,004)

Total assets	3,870	2,240	13,906	45,129	65,145
Capital expenditures	—	—	725	598	1,323

As of and for the year ended December 31, 2002
Revenues from external customers	$28,726	$22,794	$9,403	$—	$60,923
Depreciation and amortization	56	59	898	372	1,385
Income (loss) from operations	6,342	206	1,043	(5,879)	1,712
Interest expense and other income	—	—	—	(366)	(366)
Income tax expense	—	—	—	(361)	(361)
Net loss	—	—	—	—	(1,323)

Total assets	12,620	1,973	15,752	14,900	45,245
Capital expenditures	—	—	830	674	1,504
          During 2004, 2003 and 2002, the Company sold its products in the U.S. and Canada. The Company also recognizes export sales for product sold to VBSA affiliates outside of North America. All property owned by the Company is located in the United States.
The following table presents revenue by country based on location of the customer:

(In thousands)	2004	2003	2002
United States	$74,228	$63,747	$57,026
Canada	1,164	1,118	1,892
Export	1,723	2,212	2,005

Total revenue	$77,115	$67,077	$60,923

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Subsequent Events
          On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. See Note 3. “Commitments and Contingencies” for a further discussion of this matter.
          On April 29, 2005 the Company filed its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003 in its Annual Report on Form 10-K. Also on May 6, 2005 the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. See Note 15. “Restatement of Financial Statements” for a further discussion of these matters.
          On June 27, 2005, the Company reached a settlement in principle with the plaintiffs to the Putative Securities Class Action Lawsuit. See Note 3. “Commitments and Contingencies” for a further discussion of this matter.
          On August 2, 2005, the Company and VBSA entered into an agreement to amend the VBSA Notes. On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into an amendment to the Credit Agreement. See Note 9. “Borrowings Under Revolving Line of Credit and Notes Payable” for a further discussion of these matters.

VIRBAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIRBAC CORPORATION
SCHEDULE II – RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 2002, 2003 and 2004
VIRBAC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2002, 2003 and 2004

(In thousands)
Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	other				End of
Description	Year	Expenses	accounts		Deductions		Year
Year ended December 31, 2002
Inventory reserve	$1,502	$1,004	$—		$708	(1)	$1,798
Allowance for doubtful accounts	122	145	—		132	(2)	135
Billing and sales return reserves	1,481	877	—		—		2,358
Product replacement reserves	57	442	—		129	(4)	370
Deferred tax valuation reserve	7,536	—	—		380	(5)	7,156

Year ended December 31, 2003
Inventory reserve	$1,798	$2,353	$—		$257	(1)	$3,894
Allowance for doubtful accounts	135	80	—		86	(2)	129
Billing and sales return reserves	2,358	127	—		117	(3)	2,368
Product replacement reserves	370	409	—		545	(4)	234
Deferred tax valuation reserve	7,156	—	1,651	(5)	—		8,807

Year ended December 31, 2004
Inventory reserve	$3,894	$911	$—		$1,326	(1)	$3,479
Allowance for doubtful accounts	129	(92)	—		2	(2)	35
Billing and sales return reserves	2,368	(42)	(90)		—		2,236
Product replacement reserves	234	(112)	—		122	(4)	—
Deferred tax valuation reserve	8,807	—	—		833	(5)	7,974

(1)	During the year inventory was removed from stock and destroyed.

(2)	Accounts receivable were written off during the year because they were deemed to be uncollectible.

(3)	Rebates, discounts or refunds for customer returns were allowed against customer receivable amounts.

(4)	Customer product replaced upon expiration.

(5)	Change in the deferred tax asset valuation.

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(7); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(14); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(13); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(14); Ex. 3. 2

4	Specimen Stock Certificate.	(1); Ex. 4

10.11	Form of Indemnification Agreement.	(1); Ex. 10.10

10.12	Reload Option and Exchange Exercise Plan.	(3); Ex. 4.2

10.13	1996 Incentive Stock Plan, as amended.	(4); Ex. 10.15

10.14	Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated May 14, 1998.	(5); Ex. 10.24

10.15	Amended Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated August 6, 1998.	(6); Ex. 10.25

10.16	Second Amendment to Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated October 2, 1998.	(8); Ex. 10.26

10.17	Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated September 7, 1999.	(12); Ex. 10.27

10.18	First Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated December 30, 1999.	(15); Ex. 10.21

10.19	Second Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated May 1, 2000.	(9); Ex. 10.27

10.20	Third Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated April 4, 2001.	(10); Ex. 99.1

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.21	Fourth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 7, 2002.	(11); Ex. 10.29

10.22	Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 11, 2003.	(14); Ex. 10.10

10.23	Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.	(13); Ex. 10.1

10.24	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	(14); Ex. 10.12

10.25	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	(14); Ex. 10.13

10.26	Eighth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.	+

10.27	Agreement for Temporary Management Services between Virbac Corporation and Executive Interim Management dated December 16, 2003.	(15); Ex. 10.26

10.28	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	(15); Ex. 10.27

10.29	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	(15); Ex. 10.28

10.30	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	(15); Ex. 10.29

10.31	Employment Agreement by and between Virbac Corporation and Jean M. Nelson, dated as of May 20, 2004.	+

10.32	Employment Agreement by and between Virbac Corporation and Erik R. Martinez, dated as of October 1, 2004.	+

10.33	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	(14); Ex. 10.14

10.34	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	(14); Ex. 10.15

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.35	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.	(14); Ex. 10.19

10.36	First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.23

10.37	First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.24

10.38	First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.25

10.39	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(14); Ex. 10.18

10.40	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(14); Ex. 10.22

10.41	Second Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	+

10.42	Second Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	+

10.43	Second Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	+

10.44	Amendment to Subordination Agreement as of April 9, 2004, by and between VIRBAC, S.A., a business organized under the laws of the Republic of France and First Bank, dated August 22, 2005.	+

10.45	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	(14); Ex. 10.16

10.46	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	(14); Ex. 10.17

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.47	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	(14); Ex. 10.20

10.48	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	(14); Ex. 10.21

10.49	Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	(14); Ex. 10.26

10.50	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	(14); Ex. 10.27

10.51	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	(16); Ex. 10.1

14.1	Virbac Corporation Code of Business Conduct and Ethics.	(15); Ex. 14.1

21.1	Subsidiaries of Virbac Corporation.	(15); Ex. 21.1

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

99.1	Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.1

99.2	Supplement A to the Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.2

99.3	Independent Auditor’s Report and Statements of Net Assets Sold and Statements of Revenues and Direct Expenses of the Animal Health Product Lines of King Pharmaceuticals, Inc.	(15); Ex. 99.3

99.4	Unaudited Pro Forma Condensed Combined Financial Statements of Virbac Corporation.	(15); Ex. 99.4

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed November 29, 1994 (S-8) (File No. 33-86892)

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed April 3, 1996 (S-8) (File No. 33-3192)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 1998. (File No. 000-24312)

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998. (File No. 000-24312)

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (File No. 000-24312)

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-24312)

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. (File No. 000-24312)

(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-24312)

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of May 6, 2005, filed May 12, 2005. (File No. 000-24312)