Form 10-Q
period 2004-03-31
VIRBAC CORP
filed 2005-09-12
CIK 922814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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
          YES ☐     NO ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐     NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at June 30, 2005 22,325,406 shares

VIRBAC CORPORATION
Exhibit 31.1 — Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I — Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,974	$4
Accounts receivable – trade (net of reserves of $92 and $129, respectively)	9,992	7,105
Accounts receivable – Virbac S.A. and subsidiaries	144	314
Inventories	12,423	13,178
Inventories on consignment	525	2,173
Prepaid expenses	1,685	2,109
Other current assets	752	950

Total current assets	27,495	25,833

Property, plant and equipment, net	12,638	12,498
Goodwill, net	5,559	5,571
Intangibles and other assets, net	21,212	21,243

Total assets	$66,904	$65,145

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and note payable	$25,297	$25,357
Checks outstanding	1,043	2,107
Accounts payable – trade	6,434	3,697
Accounts payable – Virbac S.A. and subsidiaries	561	446
Sales related and product replacement reserves	2,168	2,602
Accrued expenses	6,211	5,475

Total current liabilities	41,714	39,684

Note payable	6	7
Unearned product license fees	6,889	7,136
Liability related to contingent consideration	2,173	2,173

Total liabilities	50,782	49,000

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock – 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,256,906 issued and outstanding in 2004 and 2003)	223	223
Additional paid-in capital	34,926	34,926
Accumulated deficit	(19,027)	(19,004)

Total shareholders’ equity	16,122	16,145

Total liabilities and shareholders’ equity	$66,904	$65,145

The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	For the Three Months Ended
	March 31,
	2004	2003
Revenues	$21,547	$14,283
Cost of goods sold	12,303	8,969

Gross profit	9,244	5,314

Operating expenses:
Sales and marketing	3,591	3,751
General and administrative	3,806	1,776
Research and development	937	1,134
Warehouse and distribution	556	538

Total operating expenses	8,890	7,199

Income (loss) from operations	354	(1,885)

Interest expense	(384)	(75)
Other income	19	—

Loss before provision for income taxes	(11)	(1,960)
Provision for income taxes	(12)	—

Net loss	$(23)	$(1,960)

Basic loss per share	$—	$(0.09)

Diluted loss per share	$—	$(0.09)

Basic shares outstanding	22,257	22,216
Diluted shares outstanding	22,257	22,216
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities
Net loss	$(23)	$(1,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for excess and obsolete inventories	317	153
Depreciation and amortization	724	428
Provision for doubtful accounts	(34)	(4)
Recognition of unearned product license fees	(197)	(26)
Provision for sales related reserves	(222)	17
Deferred income taxes	12	—
Impairment of long-lived assets	10	—
Loss on disposal of assets	—	107
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(2,683)	(684)
Decrease (increase) in inventories	438	(409)
Decrease in consigned inventories	1,648	—
Decrease in prepaid expenses and other assets	337	40
Increase in accounts payable	2,852	196
Decrease in sales related reserves	(123)	(268)
Increase (decrease) in accrued expenses	597	(1,253)

Net cash provided by (used in) operating activities	3,653	(3,663)

Cash flows from investing activities
Purchase of property, plant and equipment	(473)	(71)
Acquisition of product license rights and other intangible assets	(85)	(308)

Net cash used in investing activities	(558)	(379)

Cash flows from financing activities
Net (repayments) borrowings under revolving line of credit	(60)	3,520
Repayment of note payable	(1)	—
Change in outstanding checks	(1,064)	59
Issuance of common stock	—	19

Net cash (used in) provided by financing activities	(1,125)	3,598

Increase (decrease) in cash and cash equivalents	1,970	(444)
Cash and cash equivalents, beginning of period	4	865

Cash and cash equivalents, end of period	$1,974	$421

Supplemental disclosure of cash flow information:
Cash paid for interest	$304	$56
Cash paid for income taxes	$13	$35
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation
     The business now operated by Virbac Corporation and its wholly-owned subsidiaries (“Virbac” or the “Company”) was initiated in 1993, when Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”) acquired the animal health industries business of Purina Mills, Inc. In July 1994, Agri-Nutrition completed an initial public offering of its common stock. On October 16, 1998, Agri-Nutrition entered into an Agreement and Plan of Merger, as amended, (the “Merger Agreement”) with Virbac S.A., a French corporation engaged in the veterinary pharmaceutical manufacturing business (“VBSA”), Virbac, Inc., a Delaware corporation (“Virbac Inc.”), and Interlab S.A.S., a French corporation (“Interlab”), pursuant to which Virbac Inc. was merged with and into Agri-Nutrition (the “Merger”) with Agri-Nutrition being the surviving corporation. At the effective date of the Merger, March 5, 1999, Virbac Inc. was a wholly-owned subsidiary of Interlab and Interlab was a wholly-owned subsidiary of VBSA. Also, pursuant to a contribution agreement between the Company and its wholly-owned Delaware subsidiary, Virbac AH, Inc. (“Virbac AH”), contemporaneous with the Merger, the Company transferred all of the operating assets of Virbac Inc. to Virbac AH. Upon consummation of the Merger, Agri-Nutrition changed its name to “Virbac Corporation.”
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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.
     This interim report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) which was filed with the SEC on August 30, 2005. Through the Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), the Company has filed restated audited financial statements for each of the years ended December 31, 2002 and 2001, restated unaudited interim financial data for all quarters in 2002 and 2001, restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for the year ended December 31, 2003.
     For the periods presented, there were no components of other comprehensive income and, consequently, comprehensive income was equivalent to net income (loss).
2. Stock-Based Compensation
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation expense has been recognized for the Company’s fixed price stock option plans, as the exercise price of options is equal to the stock price on the date of grant. Had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant dates consistent with the fair value recognition provisions prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company’s net loss and net loss per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004	2003
Net loss, as reported	$(23)	$(1,960)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(115)	(272)

Pro forma net loss	$(138)	$(2,232)

Basic loss per share, as reported	$—	$(0.09)
Diluted loss per share , as reported	$—	$(0.09)

Pro forma basic loss per share	$(0.01)	$(0.10)
Pro forma diluted loss per share	$(0.01)	$(0.10)
     The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods in which options were granted. No options were granted during the three month period ended March 31, 2004.

Three Months Ended
March 31, 2003
Expected dividend yield	0%
Expected volatility	88.4%
Risk-free interest rate	4.3%
Expected life (in years)	6.9

Weighted average fair value of options granted measured at the original date of grant	$4.26

3. Earnings Per Share
     The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(23)			$(1,960)

Basic EPS
Net loss available to common stockholders	(23)	22,257	$—	(1,960)	22,216	$(0.09)

Diluted EPS
Net loss available to common stockholders plus assumed conversions	$(23)	22,257	$—	$(1,960)	22,909	$(0.09)

     Because the Company reported a loss for the three months ended March 31, 2004 and 2003, the net loss per diluted share for these periods excludes the effect of 537,000 and 693,000 common stock equivalents, respectively. Additionally, there were 345,000 and 350 options at March 31, 2004 and 2003, respectively, which were excluded from the calculation of common stock equivalents as the effect of their inclusion would be anti-dilutive.
4. Acquisitions
     During 2003, the Company completed two acquisitions in order to expand its pharmaceutical product offerings, leverage its distribution channel and increase its overall product portfolio. These acquisitions are detailed below.
 Delmarva Acquisition
     On August 15, 2003, the Company acquired the stock of Delmarva Laboratories, Inc. (“Delmarva”). Delmarva’s product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Biomox® (amoxicillin) tablets and suspension. The Company also received as part of the Delmarva acquisition, the FDA product registrations for Clintabs™ tablets and Clinsol™ liquid, which are products containing the antibiotic clindamycin. The Company determined that all of the product rights acquired are finite lived intangible assets with no residual values and assigned an estimated weighted-average amortization period of 32 years.
     The Company paid approximately $2.6 million in cash, which includes $0.1 million in transaction costs, for net assets with an aggregate fair value of $4.8 million. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the Company accounted for this transaction under the purchase method and, at the date of acquisition, recorded a liability of approximately $2.2 million for the excess of the estimated fair value of the acquired net assets over the initial cash payment. As the contingencies resolve, any amounts paid related to the contingencies will reduce the liability booked at the acquisition date and amounts paid in excess of the liability will be reflected as an increase to goodwill. Any remaining liabilities after all contingencies resolve will be allocated as a pro rata reduction of the amounts assigned to the assets acquired with any amounts that remain after reducing those assets to zero recognized as an extraordinary gain. See Note 8. “Commitments and Contingencies” for additional information regarding these contingencies.
     In accordance with SFAS No 141, the results of operations of Delmarva are included in the Company’s consolidated financial statements beginning August 15, 2003. The Delmarva acquisition was funded with existing cash and with borrowings under Virbac’s Credit Agreement with First Bank, dated as of September 7, 1999, as amended (the “Credit Agreement”).
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
     The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of King are included in the Company’s financial statements beginning September 8, 2003. The acquisition resulted in goodwill of $745,000 and was funded with cash on hand and additional borrowings under the Company’s Credit Agreement.
     In accordance with SFAS No. 142, Goodwill and Other Intangibles, (“SFAS No. 142”) goodwill recorded in the King acquisition, which is deductible for income tax purposes, will not be amortized. The goodwill is tested annually for impairment.
   Pro Forma Information
     The following unaudited pro forma information sets forth summary results of operations for the three months ended March 31, 2003, as if the acquisition of King (acquired September 8, 2003) had occurred on January 1, 2003, after giving effect to certain adjustments, primarily interest expense and amortization of intangibles. The effect on the results of operations of the Delmarva acquisition is not considered significant and is not presented. The following pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the King acquisition occurred on January 1, 2003, or of results which may occur in the future (in thousands, except per share amounts):

Three Months Ended
March 31, 2003
Revenues	$15,279
Cost of goods sold	9,433

Gross profit	5,846
Operating expenses	7,650

Loss from operations	(1,804)
Interest and other expense	(255)
Income tax benefit	—

Net loss	$(2,059)

Earnings per share:
Basic loss per share	$(0.09)

Diluted loss per share	$(0.09)

Basic shares outstanding	22,216
Diluted shares outstanding	22,216
5. 2003 Facility Closure
     In the first quarter of 2003, the Company closed its leased Harbor City, California manufacturing facility and moved the production at that facility to its Fort Worth, Texas facility. The Harbor City facility manufactured primarily oral hygiene products. The costs to close the facility were approximately $333,000 and consisted mostly of leasehold improvement write-offs and costs to transfer existing equipment and inventory to the Fort Worth facility. These costs were recorded in sales and marketing and general and administrative expenses of the Veterinary and Consumer Brand segments.
6. Inventories
     Inventories consist of the following:

	March 31,	December 31,
(In thousands)	2004	2003
Raw materials	$7,145	$7,544
Finished goods	8,865	9,528

	16,010	17,072
Less: reserve for excess and obsolete inventories	(3,587)	(3,894)

	$12,423	$13,178

7. Borrowings Under Revolving Line of Credit and Note Payable

	March 31,	December 31,
(In thousands)	2004	2003
Credit Agreement	$25,293	$25,354
Installment note payable	10	10

Total borrowings	25,303	25,364
Less current portion	(25,297)	(25,357)

Installment note payable	$6	$7

     At March 31, 2004, the Credit Agreement provided for funding of up to $30.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at March 31, 2004, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”) plus 0.75%. At March 31, 2004 and December 31, 2003, the interest rate on the loans under the Credit Agreement was 4.75% and 4.75%, respectively, and there was $486,000 in letters of credit outstanding under the Credit Agreement at March 31, 2004. The Company securitized $211,000 of the outstanding letters of credit with a Certificate of Deposit in the amount of $211,000 that is recorded in the Company’s other noncurrent assets.
     In the fourth quarter of 2003, Virbac notified its lenders that it would not meet the September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of the borrowing base as defined in the Credit Agreement.
     On April 9, 2004, the Company entered into a Forbearance Agreement under the Credit Agreement (the “Forbearance Agreement”) with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
     The Company agreed that during the standstill period it would make additional payments of principal to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base. From May 10, 2004 through May 6, 2005, the Company entered into various amendments to the Forbearance Agreement the purpose of which was to extend the term and reduce the amount available under the facility ultimately to $15.0 million.
     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of VBSA (collectively the “VBSA Notes”). The

VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006 and the maturity date for the June Note has been extended to April 9, 2006.
     On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the eighth amendment to the Credit Agreement (the “Eighth Amendment”). Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the waiver of any existing events of default. At August 15, 2005, total borrowings under the Credit Agreement were $9.0 million, availability was $6.0 million and management believes the Company was in compliance with all covenants.
     The Company’s cash requirements during 2004, and continuing into early 2005, have been unusually high due to elevated legal fees associated with the internal investigation initiated by the Audit Committee in late 2003, the restatement and related audits of the Company’s historical financial statements, the SEC investigation and the shareholder lawsuits. See Note 8. “Commitments and Contingencies” and Note 12. “Restatement of Financial Statements” for a further discussion of these matters. To date the Company has been able to fund these additional cash requirements from operating cash flows, the VBSA Notes and insurance coverage provided by its directors’ and officers’ insurance policy.
     As discussed in Part II – “Other Information”, Item 1. “Legal Proceedings”, Virbac has reached a settlement agreement in principal with both the SEC in regards to its investigation and the plaintiffs in the putative shareholder class action lawsuit. As a result of these pending settlement agreements, the Company is able to estimate the cash requirements necessary to resolve these significant uncertainties. The Company was successful in extending the Forbearance Agreement (discussed above) several times before negotiating and entering into the Eighth Amendment. Also, as discussed above, the Company was able to extend the maturity dates of the VBSA Notes. Management expects that the unusual cash requirements related to the restatement of its historical financial statements, the SEC investigation and the shareholder lawsuits will be substantially reduced during the second half of 2005. In addition, the Company’s results of operations have improved as a result of the King and Delmarva acquisitions. Management believes that all of these aforementioned factors have resulted in a stronger financial position for the Company, and provide it with the necessary liquidity to fund operating activities in the ordinary course, thereby strengthening the Company as a going concern.
8. Commitments and Contingencies
Legal Proceedings
     From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of March 31, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.

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
     In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. The Court extended the stay to allow the parties to finalize the settlement documents and submit them to the Court for approval. The Company expects that the settlement documents will be submitted to the Court by September 20, 2005. Assuming that the settlement is finalized and approved by the Court, the Company anticipates that the settlement amount will be fully funded by existing insurance.
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
Acquisition of Licensing Rights
     In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. These payments were recorded as research and development expenses when paid since the products underlying the licensing rights had not been approved for marketing by the FDA at the time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs are recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, $6,000 was incurred in the three months ended March 31, 2004, and approximately $961,000 has been incurred from inception through March 31, 2004.
Pfizer Agreement
     In 2000, the Company entered into an agreement with Pfizer Inc. (“Pfizer) to sublicense to Pfizer the Company’s North American distribution rights for two equine products through 2015. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003, and accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, and is adjusted for historical experience. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized approximately $197,000 and $26,000 of revenue during the three months ended March 31, 2004 and 2003, respectively.

Environmental Liability
     PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of March 31, 2004, approximately $429,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $414,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
Adjustment of the Merger Shares
     In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab, until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of, (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current shareholders. As of March 31, 2004, 181,500 pre-Merger options were outstanding. In 2003, approximately 40,000 shares of Common Stock were issued from the exercise of pre-Merger options. As a result, approximately 60,000 shares are currently owed to Interlab for the pre-Merger options exercised in 2003 and will be issued prior to December 31, 2005. These shares have been included in the calculation of diluted earnings per share. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these Merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.
Delmarva Acquisition
     As more fully described above in Note 4. “Acquisitions”, the Company purchased 100% of the outstanding shares of the common stock of Delmarva for a base purchase price of $2.5 million in cash and an additional contingent purchase consideration of up to $2.5 million. The purchase agreement provides that the contingent consideration will be paid in increments based upon the attainment of several performance thresholds of the products purchased. The various stated performance thresholds generally include the registration and revenue goals of a product right purchased, as well as gross profit milestones within a specified time period for the other products purchased.
     No contingency payments were earned or payable through March 31, 2004, under the terms of the Delmarva purchase agreement. During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. The contingent payment was recorded as a reduction to the liability related to contingent consideration in the Consolidated Balance Sheet.

9. Segment and Related Information
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
     Each segment uses the accounting policies described in Note 2. “Summary of Significant Accounting Policies” of the 2003 10-K, which was filed with the SEC on April 29, 2005.
     The Company’s reportable segments utilize different channels of distribution, are managed separately, sell different products and have different marketing strategies.
     Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated

For the three months ended March 31, 2004
Revenues	$10,226	$5,286	$6,035	$—	$21,547
Income (loss) from operations	3,682	516	931	(4,775)	354
Interest and other expense	—	—	—	(365)	(365)
Net loss	—	—	—	(23)	(23)

For the three months ended March 31, 2003
Revenues	$5,074	$6,081	$3,128	$—	$14,283
Loss (income) from operations	(347)	743	437	(2,718)	(1,885)
Interest and other expense	—	—	—	(75)	(75)
Net loss	—	—	—	(1,960)	(1,960)
10. Goodwill and Other Intangible Assets
     The Company has intangible assets which include patents and certain product rights with determinable lives and trademarks and other product rights with indefinite lives. During the three months ended March 31, 2004 and 2003, the Company had no charges to expense related to impaired patents with determinable lives and $10,000 and zero, respectively, to expense related to impaired trademark rights with indefinite lives. The impairment charges related to trademark rights with indefinite lives by segment were $3,000 and $7,000 for the Consumer Brand and Veterinary segments, respectively, and were recorded to sales and marketing expense in the Consolidated Statements of Operations.
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
11. Concentration of Credit Risk
     The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the

Company’s largest group of customers and accounted for approximately 11% and 15% of revenues for the three months ended March 31, 2004 and 2003, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying group at March 31, 2004 and December 31, 2003, were approximately $2.9 million and $6.0 million, respectively.
12. Restatement of Financial Statements
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
     These restated results, as well as the Company’s audited financial results for 2003, appear in the 2003 10-K filed with the SEC on April 29, 2005. Also on May 6, 2005, the Company filed its Quarterly Report in Form 10-Q for the quarter ended September 30, 2003. All consolidated financial statements presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, reflect the restated financials as described in the 2003 10-K filed on April 29, 2005.
13. Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”) which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, (“APB No. 20”) Opinion and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.
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
     In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 is effective for the Company as of January 1, 2005, and the Company believes that this pronouncement will not have a significant impact on the Company’s effective tax rate in 2005.
14. Subsequent Events
     On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. See Note 8. “Commitments and Contingencies” for a further discussion of this matter.
     On April 29, 2005 the Company filed its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003 in its Annual Report on Form 10-K. Also on May 6, 2005 the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. See Note 12. “Restatement of Financial Statements” for a further discussion of these matters.
     On June 27, 2005, the Company reached a settlement in principle with the plaintiffs to the Putative Securities Class Action Lawsuit. See Note 8. “Commitments and Contingencies” for a further discussion of this matter.
     On August 2, 2005, the Company and VBSA entered into an agreement to amend the VBSA Notes. On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into an amendment to the Credit Agreement. See Note 7. “Borrowings Under Revolving Line of Credit and Note Payable” for a further discussion of these matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE OFTEN CHARACTERIZED BY THE TERMS “MAY,” “WILL,” “ANTICIPATE,” “ESTIMATE,” “EXPECT,” “PROJECT,” “INTEND,” “PLAN,” “BELIEVE,” “TARGET,” AND OTHER WORDS AND TERMS OF SIMILAR MEANING AND DO NOT REFLECT HISTORICAL FACTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. IN ADDITION, FACTORS THAT COULD AFFECT THE BUSINESS AND FINANCIAL RESULTS OF THE COMPANY INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: THE RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES; DECISIONS BY REGULATORY AUTHORITIES, INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION AND THE ENVIRONMENTAL PROTECTION AGENCY, REGARDING WHETHER AND WHEN TO APPROVE VIRBAC’S DRUG APPLICATIONS AS WELL AS THEIR DECISIONS REGARDING LABELING AND OTHER MATTERS THAT COULD AFFECT THE COMMERCIAL POTENTIAL OF VIRBAC’S PRODUCTS; TRADE BUYING PATTERNS; THE ABILITY TO MEET GENERIC AND BRANDED COMPETITION AFTER THE LOSS OF PATENT PROTECTION FOR VIRBAC’S PRODUCTS; CHANGES OR TRENDS IN VETERINARY MEDICINE THAT AFFECT THE RATE OF USE OF THE COMPANY’S PRODUCTS BY VETERINARIANS; LEGAL DEFENSE COSTS, INSURANCE EXPENSES, SETTLEMENT COSTS, AND THE RISK OF AN ADVERSE DECISION OR SETTLEMENT RELATED TO PRODUCT LIABILITY, PATENT PROTECTION, GOVERNMENTAL INVESTIGATIONS, AND OTHER LEGAL PROCEEDINGS; THE COMPANY’S ABILITY TO PROTECT ITS PATENTS AND OTHER INTELLECTUAL PROPERTY BOTH DOMESTICALLY AND INTERNATIONALLY; GOVERNMENTAL LAWS AND REGULATIONS AFFECTING DOMESTIC AND FOREIGN OPERATIONS, INCLUDING TAX OBLIGATIONS; ANY CHANGES IN BUSINESS, POLITICAL, AND ECONOMIC CONDITIONS DUE TO THE THREAT OF FUTURE TERRORIST ACTIVITY IN THE U.S. AND OTHER PARTS OF THE WORLD, AND RELATED U.S. MILITARY ACTION OVERSEAS; AND UNCERTAINTIES REGARDING OUR ABILITY TO COMPLY WITH FINANCIAL AND OTHER COVENANTS REQUIRED UNDER OUR CREDIT AGREEMENT. VIRBAC DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL FUTURE EVENTS.
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
     The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment, which offers a broad range of services and specialized expertise in the manufacture of highly regulated products as well as the direct sale of certain livestock products. Detailed operating results for these segments may be found in Note 9. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”
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
     The Company views its PMR facility as a strategic asset, which allows it to control the cost of goods that are manufactured for both the Veterinary and Consumer Brand segments. Over the past several years, the Company’s strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to Veterinary and Consumer Brand products. Virbac expects this transition to continue in the future as it expands its product portfolio.

Restatement of Financial Statements
     In 2004, Virbac restated its audited financial statements for 2001 and 2002, its unaudited interim financial statements for each of the quarterly periods in 2001 and 2002 and its unaudited interim financial statements for the quarters ended March 31, 2003 and June 30, 2003. These restated results, as well as the Company’s audited results for 2003, appear in the Company’s 2003 10-K, filed with the SEC on April 29, 2005. For further information regarding the Restatement, see Note 12. “Restatement of Financial Statements”. This MD&A reflects these restated numbers.
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
     In the Notes to the Consolidated Financial Statements in the 2003 10-K, the significant accounting policies used in the preparation of the consolidated financial statements are described. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
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
     In connection with the Restatement, the Company determined that it was more appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales during 2003, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, the Company recognized revenue at the time of cash collection for all sales transactions during 2003 for which there was a warehousing arrangement in connection with the delivery. The total revenue from these consignment sale transactions for the three months ended March 31, 2004 and 2003, was $2.0 million and $15,000, respectively.
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
     The Company has acquired goodwill and other separately identifiable intangibles related to business acquisitions that have occurred during the current and prior years. The original valuation of these intangibles is typically performed by a third-party appraiser and may include the use of estimates that the Company provides concerning future profitability, cash flows and other judgmental factors. The Company reviews its goodwill and intangible balances on an annual basis, typically near its fiscal year end, and whenever events or changes in circumstances indicate the carrying value of the goodwill or intangibles might exceed their current fair value.
     The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from the Company’s estimates, the Company may be exposed to an impairment charge related to its goodwill or intangibles. The total value of the Company’s goodwill and intangibles at March 31, 2004, was $26.5 million.
   Unearned Product License Fees
     The Company has received payments on two products related to a distribution agreement with Pfizer. The payments received for both products have been reflected as unearned product license fees in the Consolidated Balance Sheets. Upon obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, adjusted for historical experience.
   Assessment of Loss Contingencies
     The Company has legal and other contingencies that could result in significant losses upon their ultimate resolution. The Company has provided for losses in situations where it has concluded that it is probable a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter that could have a material adverse effect on the results of operations, financial position or cash flows of the Company.
   Income Taxes
     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Certain of the Company’s deferred tax assets are comprised of net operating loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income that will ultimately be generated in the future and other factors. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets.
   Business Combinations
     The Company accounts for business combinations using the purchase method of accounting in accordance with the provisions of SFAS No. 141. The results of operations of the acquired business are included in the consolidated results of operations from the date of acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired companies based on their respective fair values. Any excess of the purchase price over estimated fair values of the tangible and identified intangible assets acquired has been recorded as goodwill. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.
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

Results of Operations
     The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months
	Ended March 31,
	2004	2003
Revenues	100%	100%
Cost of goods sold	57	63

Gross profit	43	37

Operating expenses:
Sales and marketing	17	26
General and administrative	18	12
Research and development	4	8
Warehouse and distribution	2	4

Total operating expenses	41	50

Income (loss) from operations	2	(13)
Interest expense and other income	(2)	(1)

Loss before provision for income taxes	—	(14)
Provision for income taxes	—	—

Net loss	—%	(14)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
   Revenues
     Revenues increased by approximately $7.3 million or 51% for the three months ended March 31, 2004, as compared with the three months ended March 31, 2003. Specifically, revenues by segment were as follows:

	For the Three Months Ended March 31,
			Change
(In thousands)	2004	2003	Dollars	%
Veterinary	$10,226	$5,074	$5,152	102%
Consumer Brand	5,286	6,081	(795)	(13%)
Contract Manufacturing	6,035	3,128	2,907	93%

Totals	$21,547	$14,283	$7,264	51%

•	Veterinary revenues increased $5.2 million, or 102%, for the three months ended March 31, 2004, as compared with the three months ended March 31, 2003, in part due to products acquired through the King and Delmarva acquisitions which occurred in late 2003. The King product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement, and Pancrezyme®, Tumil-K®,

Uroeze® and Ammonil® which are pancreatic and nutritional supplements. The Delmarva product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Clintabs™ and Clinsol™. Incremental revenues for the period ended March 31, 2004 related to these acquisitions were approximately $2.2 million. Additionally, dermatology and dental product category revenues were higher for the period ended March 31, 2004, as compared to the year ago period, due to the launch of two dermatology products in late 2003 and the launch of a significant dental product in the first quarter of 2004, respectively.

•	Consumer Brand revenues decreased for the three months ended March 31, 2004, by $0.8 million, as compared with the three months ended March 31, 2003, due principally to lower sales in the dental product category as a result of the Company’s reduced product promotional activities with major retailers and reduced purchases by a major private label customer as a result of modifications to the timing of their purchases which is not expected to affect the annual volume of purchases.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations, livestock de-wormer product sales and equine products that are sold exclusively to Pfizer. Sales increased for the period ended March 31, 2004, as compared to the year ago period, as a result of approximately $2.0 million in livestock de-wormer product sales which were shipped in 2003 but treated as consignment sales and, accordingly, recognized as revenue in the first quarter of 2004 upon cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, revenues in the period ended March 31, 2004, include increased equine product sales and royalties as a result of the launch of the Company’s second significant equine product in July 2003.
   Gross Profit
     Gross profit increased by $4.0 million or 74% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Gross profit as a percentage of revenues increased to 43% for the three months ended March 31, 2004, from 37% in the comparable year ago period. Specifically, gross profit by segment was as follows:

	For the Three Months Ended March 31,
					Change
(In thousands)	2004	Gross Profit %	2003	Gross Profit %	Dollars	%
Veterinary	$6,543	64%	$2,839	56%	$3,704	130%
Consumer Brand	1,748	33%	1,935	32%	(187)	(10)%
Contract Manufacturing	953	16%	540	17%	413	76%

Totals	$9,244	43%	$5,314	37%	$3,930	74%

•	Veterinary gross profit for the three months ended March 31, 2004, as compared to the year ago period, increased principally as a result of the acquired product lines of King and Delmarva. These product lines have strong gross profit margins thus elevating this segment’s overall margins. Additionally, 2003 gross profit margins were negatively affected by a higher level of product returns and inventory obsolescence reserves.

•	While gross profit dollars decreased due to lower revenues, Consumer Brand gross profit margins increased for the three months ended March 31, 2004, as compared to the year ago. This was principally a result of higher inventory obsolescence reserve requirements in 2003, as compared to 2004, due to product rationalization activities.

•	Contract Manufacturing gross profit dollars increased for the three months ended March 31, 2004, as compared with the year ago period, principally due to higher equine product and livestock de-

wormer product sales. Gross profit margins decreased for the three months ended March 31, 2004, as compared to the same period in 2003, as there was a higher percentage of livestock de-wormer product sales in this segment’s total revenues, which carry a lower overall gross margin.
   Operating Expenses
     Operating expenses of $8.9 million for the three months ended March 31, 2004 reflect an increase of $1.7 million or 24%, as compared to the year ago period. As a percentage of revenues, operating expenses decreased 9 percentage points to 41% for the three months ended March 31, 2004, as compared with 50% in the year ago period due to higher revenues Sales and marketing expenses were nearly flat in absolute dollars period over period as the Company maintained a consistent level of promotional and marketing activities in each of these periods. General and administrative expenses increased $2.0 million for the three months ended March 31, 2004, as compared to March 31, 2003, primarily due to elevated legal and outside consulting costs related to the Audit Committee’s internal investigation and outside audit and consulting support costs incurred in connection with the Restatement. These costs are non-recurring in nature; however, the above mentioned activities have spanned all of 2004 and the first half of 2005. Accordingly, general and administrative expenses have been unusually high during these periods. Research and development expenses were down slightly for the three months ended March 31, 2004, as compared to the year ago period, as clinical study expenses were elevated in 2003 due to research activities related to IVERHART® PLUS.
     On increased revenues, warehouse and distribution expenses remained nearly flat for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
   Interest Expense and Other Income
     Interest expense and other income of $0.4 million for the three months ended March 31, 2004 represents an increase of $0.3 million or 234%, as compared to the year ago period, due to higher average borrowing levels and higher overall interest rates. The principal reason for the higher average borrowing levels, which commenced in the fourth quarter of 2003, was due to the acquisition of King and Delmarva, which were financed with the Company’s revolving credit facility. The weighted average interest rates for the three months ended March 31, 2004 and 2003 were 4.75% and 3.25%, respectively.
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
     In accordance with SFAS No. 109, “Income Taxes”, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize deferred tax assets for the annual period ended December 31, 2004 and accordingly the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Accordingly, the estimated tax provision for this amount has been recorded in the first three months of 2004.

Recently Issued Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion No. 20, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.
     In November 2004, the FASB issued SFAS No. 151. This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.
     In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is however, expected to have a negative effect on consolidated net income.
     In December 2004, the FASB issued FSP FAS 109-1 which clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 is effective for the Company as of January 1, 2005, and the Company believes that this pronouncement will not have a significant impact on the Company’s effective tax rate in 2005.
Liquidity and Capital Resources
     For the three months ended March 31, 2004, operating activities provided approximately $3.7 million in cash. Principal operating sources of cash included a decrease in inventory and prepaid expenses and other assets of $2.1 and $0.3 million, respectively, an increase in accounts payable of $2.9 million and income from operations of $0.6 million after adjusting for non-cash charges to operations. The decrease in inventory was primarily due to the recognition of consignment sale transactions. These sources of cash were offset by an increase in accounts receivable of $2.7 million. Accounts receivables increased as a result of higher sales in the first quarter of 2004.
     For the three months ended March 31, 2003, operating activities used $3.7 million in cash. Operating uses of cash included loss from operations of $1.3 million after adjusting for non-cash charges to operations, increases in accounts receivable and inventory of $0.7 and $0.4 million, respectively, and decreases in sales related reserves and accrued expenses of $0.3 and $1.3 million, respectively.

     For each of the three months ended March 31, 2004 and March 31, 2003, cash used in investing activities was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product license rights and other intangible assets which include trademarks.
     Cash flows from financing activities for the three months ended March 31, 2004 and 2003 reflect activity under the Credit Agreement, which is used primarily to fund working capital needs. In 2003, the Credit Agreement was also used to fund the Delmarva and King acquisitions. The Company had planned to substitute the additional short-term borrowing for these acquisitions with a longer-term facility at more favorable rates. However, shortly after completing these acquisitions, the Company informed its lenders that it was not able to meet its September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base, as defined in the Credit Agreement.
     On April 9, 2004, the Company entered into the Forbearance Agreement with its lenders and agreed to a standstill period with a termination date of May 10, 2004. Under key terms of the Forbearance Agreement, the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
     The Company agreed that during the standstill period it would make additional payments of principal to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base. From May 10, 2004 through May 6, 2005, the Company entered into various amendments to the Forbearance Agreement the purpose of which was to extend the term and reduce the amount available under the facility ultimately to $15.0 million.
     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company executed the VBSA Notes in the second quarter of 2004. The VBSA Notes are subordinate to the indebtedness of the Company under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. Interest accrues under the original terms of the VBSA Notes at a base rate of 5.5% per year, and is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate of each of the VBSA Notes was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006 and the maturity date for the June Note has been extended to April 9, 2006.
     On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the Eighth Amendment. Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006 and the waiver of any existing events of default. At August 15, 2005, total borrowings under the Credit Agreement were $9.0 million, availability was $6.0 million and management believes the Company was in compliance with all covenants.
     The Company’s cash requirements during 2004, and continuing into early 2005, have been unusually high due to elevated legal fees associated with the internal investigation initiated by the Audit Committee in late 2003, the restatement and related audits of the Company’s historical financial statements, the SEC investigation and the shareholder lawsuits. See Note 8. “Commitments and Contingencies” and Note 12. “Restatement of Financial Statements” for a further discussion of these matters. To date the Company has been able to fund these additional cash requirements from operating cash flows, the VBSA Notes and insurance coverage provided by its directors’ and officers’ insurance policy.
     As discussed in Part II – “Other Information”, Item 1. “Legal Proceedings”, Virbac has reached a settlement agreement in principal with both the SEC in regards to its investigation and the plaintiffs in the putative shareholder class action lawsuit. As a result of these pending settlement agreements, the Company is able to estimate the cash requirements necessary to resolve these significant uncertainties. The Company was successful in extending the Forbearance Agreement (discussed above) several times before negotiating and entering into the Eighth Amendment. Also, as discussed above, the Company was able to extend the maturity dates of the VBSA Notes. Management expects that the unusual cash requirements related to the restatement of its historical financial statements, the SEC investigation and the shareholder lawsuits will be substantially reduced during the second half of 2005. In addition, the Company’s results of operations have improved as a result of the King and Delmarva acquisitions. Management believes that all of these aforementioned factors have resulted in a stronger financial position for the Company, and provide it with the necessary liquidity to fund operating activities in the ordinary course, thereby strengthening the Company as a going concern.
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
     At March 31, 2004, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement. As of March 31, 2004 the Credit Agreement had a floating interest rate based on Prime plus .75%. At March 31, 2004, the Company had $25.4 million, of floating rate debt under the Credit Agreement. The interest rate on the Credit Agreement as of March 31, 2004, was 4.75%. Effective August 22, 2005, the Credit Agreement has been amended and bears interest at Prime plus 1/2% and has a maturity date of September 30, 2006.
     In the second quarter of 2004, the Company executed the VBSA Notes in amounts totaling $9.0 million. Under the original terms of the VBSA Notes, interest accrued at a base rate of 5.50% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. On August 2, 2005, the VBSA Notes were amended to change the base rate to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006, and the maturity date for the June Note has been extended to April 9, 2006.
     A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At March 31, 2004, the Company had a weighted average interest rate of 4.75%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended March 31, 2004, the Company would have experienced additional interest expense of $253,000 for this twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $1.3 million. This assumes no change in the principal or a reduction of such indebtedness at March 31, 2004. The Company has no significant fixed-rate, long-term debt obligations.
Item 4. Controls and Procedures.
   Evaluation of the Company’s Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the Restatement (see Item 2. MD&A and Note 12. “Restatement of Consolidated Financial Statements”), and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at March 31, 2004, at a reasonable level of assurance, as a result of the material weaknesses described below.
   Identification of Material Weaknesses in Internal Control over Financial Reporting
     The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain material weaknesses and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures as of March 31, 2004, current management identified the following material weaknesses in Virbac’s internal control over financial reporting as of March 31, 2004:
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
     These control deficiencies resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements. In addition, these control deficiencies could result in a misstatement in the Company’s financial statement accounts and disclosures that could result in a material misstatement of annual or interim financial statements, that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.
     In connection with its audits of the consolidated financial statements, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required.
     In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:
•	the Restatement;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that Virbac and the Company’s independent registered public accounting firm identified;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2004 and 2003 Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and 2005 Quarterly Reports on Form 10-Q.

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
     Other than as summarized above, during the Company’s fiscal quarter ended March 31, 2004, there were no other changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II — Other Information.
Item 1. Legal Proceedings.
     From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of March 31, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
   Putative Securities Class Action Litigation
     On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit in the United States District Court for the Northern District of Texas, Fort Worth Division, against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer and Secretary), and Pascal Boissy (the Chairman of the Board of Directors) (Bell, Rougraff, and Boissy collectively, the “defendants”). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act, and Rule 10b-5, and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs.
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
     In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. The Court extended the stay to allow the parties to finalize the settlement documents and submit them to the Court for approval. The Company expects that the settlement documents will be submitted to the Court by September 20, 2005. Assuming that the settlement is finalized and approved by the Court, the Company anticipates that the settlement amount will be fully funded by existing insurance.
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
Item 3. Defaults Upon Senior Securities.
     In the fourth quarter of 2003, Virbac notified its lenders that it would not meet the September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base as defined under the Credit Agreement.
     On April 9, 2004, the Company entered the Forbearance Agreement with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
     The Company agreed that during the standstill period it would pay to the lenders additional principal payments to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base. From May 10, 2004 through May 6, 2005, the Company entered into various amendments to the Forbearance Agreement, the purpose of which was to extend the term and reduce the amount available under the facility ultimately to $15.0 million.
     On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the Eighth Amendment. Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the waiver of any existing events of default. At August 15, 2005, the total borrowings under the Credit Agreement were $9.0 million, availability was $6.0 million and management believes the Company was in compliance with all covenants.

Item 6. Exhibits and Reports on Form 8K.
     (a) Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	(5); Ex. 10.13

10.2	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	(6); Ex. 10.27

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)
(b) Reports on Form 8-K
     On January 23, 2004, the Company filed a Form 8-K concerning the determination by the NASDAQ Stock Market to delist the Company’s common stock reported under Item 9.
     On February 20, 2004, the Company filed a Form 8-K concerning the initiation of an SEC investigation of the Company reported under Item 5 and Item 7.
     On February 22, 2004, the Company filed a Form 8-K concerning the resignation of Thomas L. Bell, former director and Chief Executive Officer and of the Company, and Joseph A. Rougraff, former Chief Financial Officer and Secretary of the Company, reported under Item 5 and Item 7.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION
Date: September 12, 2005	By:	/s/ Erik R. Martinez
Erik R. Martinez
President and Chief Executive Officer

Date: September 12, 2005	By:	/s/ Jean M. Nelson
Jean M. Nelson
Executive Vice President and Chief Financial Officer

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	(5); Ex. 10.13

10.2	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	(6); Ex. 10.27

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)