Form 10-Q
period 2004-09-30
VIRBAC CORP
filed 2005-09-12
CIK 922814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

i

PART I – Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,514	$4
Accounts receivable – trade (net of reserves of $26 and $129, respectively)	7,523	7,105
Accounts receivable – Virbac S.A. and subsidiaries	159	314
Inventories	12,030	13,178
Inventories on consignment	—	2,173
Prepaid expenses	1,044	2,109
Other current assets	1,092	950

Total current assets	25,362	25,833

Property, plant and equipment, net	12,554	12,498
Goodwill, net	5,314	5,571
Intangibles and other assets, net	20,680	21,243

Total assets	$63,910	$65,145

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and note payable	$15,138	$25,357
Checks outstanding	710	2,107
Accounts payable – trade	3,691	3,697
Accounts payable – Virbac S.A. and subsidiaries	1,438	446
Sales related and product replacement reserves	2,104	2,602
Accrued expenses	6,349	5,475

Total current liabilities	29,430	39,684

Note payable	4	7
Notes payable — Virbac S. A.	9,000	—
Unearned product license fees	6,495	7,136
Liability related to contingent consideration	2,173	2,173

Total liabilities	47,102	49,000

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,306,906 and 22,256,906 issued and outstanding in 2004 and 2003, respectively)	223	223
Additional paid-in capital	34,988	34,926
Accumulated deficit	(18,403)	(19,004)

Total shareholders’ equity	16,808	16,145

Total liabilities and shareholders’ equity	$63,910	$65,145

The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2004	2003	2004	2003
Revenues	$19,515	$18,008	$59,199	$49,825
Cost of goods sold	10,700	11,475	33,443	31,019

Gross profit	8,815	6,533	25,756	18,806

Operating expenses:
Sales and marketing	3,425	3,248	10,353	10,492
General and administrative	2,963	1,566	9,209	4,957
Research and development	840	1,015	2,420	3,385
Warehouse and distribution	629	657	1,798	1,912

Total operating expenses	7,857	6,486	23,780	20,746

Income (loss) from operations	958	47	1,976	(1,940)

Interest expense	(361)	(155)	(1,149)	(329)
Other income	—	—	32	—

Income (loss) before provision for income taxes	597	(108)	859	(2,269)

Provision for income taxes	(165)	—	(260)	—

Net income (loss)	$432	$(108)	$599	$(2,269)

Basic income (loss) per share	$0.02	$—	$0.03	$(0.10)

Diluted income (loss) per share	$0.02	$—	$0.03	$(0.10)

Basic shares outstanding	22,307	22,244	22,284	22,229
Diluted shares outstanding	22,745	22,244	22,759	22,229
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$599	$(2,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for excess and obsolete inventories	789	1,578
Depreciation and amortization	2,105	1,383
Provision for doubtful accounts	(101)	26
Recognition of unearned product license fees	(591)	(98)
Provision for sales related reserves	(286)	660
Deferred income taxes	260	—
Impairment of long-lived assets	45	122
Loss on disposal of assets	—	24
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(162)	5
Decrease (increase) in inventories	359	(3,519)
Decrease in consigned inventories	2,173	50
Decrease (increase) in prepaid expenses and other assets	493	(1,033)
Increase in accounts payable	986	264
Decrease in sales related reserves	(123)	(429)
Increase in accrued expenses	732	51
Increase in product license fees	—	1,654

Net cash provided by (used in) operating activities	7,278	(1,531)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,071)	(688)
Acquisition of businesses	—	(17,806)
Acquisition of product license rights and other intangible assets	(142)	(1,111)

Net cash used in investing activities	(1,213)	(19,605)

Cash flows from financing activities
Net (repayments) borrowings under revolving line of credit	(10,219)	20,421
Proceeds from Virbac S. A. notes payable	9,000	—
Repayment of note payable	(3)	(2)
Change in outstanding checks	(1,397)	(49)
Issuance of common stock	64	55

Net cash (used in) provided by financing activities	(2,555)	20,425

Increase (decrease) in cash and cash equivalents	3,510	(711)
Cash and cash equivalents, beginning of period	4	865

Cash and cash equivalents, end of period	$3,514	$154

Supplemental disclosure of cash flow information:
Cash paid for interest	$979	$225
Cash paid for income taxes	$64	$37
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
Supplemental schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2004	2003
Delmarva
Fair value of acquired net assets	$—	$4,755
Less: Liability related to contingent consideration	—	(2,173)

Net cash consideration	$—	$2,582

King Acquisition
Fair value of assets acquired	$—	$14,479
Goodwill	—	745

Net cash consideration	$—	$15,224

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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.
     This interim report should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) which was filed with the with the SEC on August 30, 2005. Through the Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), the Company has filed restated audited financial statements for each of the years 2001 and 2002, restated unaudited interim financial data for all quarters of 2001 and 2002, restated unaudited interim financial data for the quarters

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
ended March 31, 2003 and June 30, 2003, and its audited financial results for the year ended December 31, 2003.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(In thousands, except per share data)
Net income (loss), as reported	$432	$(108)	$599	$(2,269)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(6)	(13)	(576)	(757)

Pro forma income (loss) income	$426	$(121)	$23	$(3,026)

Basic income (loss) per share, as reported	$0.02	$—	$0.03	$(0.10)
Diluted income (loss) per share, as reported	$0.02	$—	$0.03	$(0.10)

Pro forma basic income (loss) per share	$0.02	$(0.01)	$—	$(0.14)
Pro forma diluted income (loss) per share	$0.02	$(0.01)	$—	$(0.14)
     The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods in which options were granted. No options were granted during the three month or nine month periods ended September 30, 2004.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2003
Expected dividend yield	0%	0%
Expected volatility	88.4%	88.4%
Risk-free interest rate	4.3%	4.3%
Expected life (in years)	6.9	6.9

Weighted average fair value of options granted measured at the original date of grant	$5.58	$4.62

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
3. Earnings Per Share
     The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$432			$(108)

Basic EPS
Net income (loss) available to common stockholders	432	22,307	$0.02	(108)	22,244	$—

Effect of dilutive securities:
Stock options		106			—
Shares owed to VBSA		60			—
VBSA under antidilution provisions of merger agreement		272			—

Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$432	22,745	$0.02	$(108)	22,244	$—

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$599			$(2,269)

Basic EPS
Net income (loss) available to common stockholders	599	22,284	$0.03	(2,269)	22,229	$(0.10)

Effect of dilutive securities:
Stock options		143			—
Shares owed to VBSA		60			—
VBSA under antidilution provisions of merger agreement		272			—

Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$599	22,759	$0.03	$(2,269)	22,229	$(0.10)

     Because the Company reported a loss for the three months and nine months ended September 30, 2003, the net loss per diluted share for this period excludes the effect of 738,000 and 629,000 common stock equivalents, respectively. Additionally, there were 464,000 and 33 options which were excluded from the calculation of common stock equivalents for the three month period ended September 30, 2004 and 2003, respectively and 412,000 and 91 options which were excluded from the calculation of common stock equivalents for the nine month period ended September 30, 2004 and 2003, respectively, as the effect of their inclusion would be anti-dilutive.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
     In accordance with SFAS No. 142, Goodwill and Other Intangibles, (“SFAS No. 142”) goodwill recorded in the King acquisition, which is deductible for income tax purposes, will not be amortized. The goodwill is tested annually for impairment.
Pro Forma Information
     The following unaudited pro forma information for the three and nine months ended September 30, 2003, sets forth summary results of operations as if the acquisition of King (acquired September 8, 2003) had occurred on January 1, 2003, after giving effect to certain adjustments, primarily interest expense and amortization of intangibles. The effect on the results of operations of the Delmarva acquisition is not considered significant and is not presented. The following pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the King acquisition occurred on January 1, 2003, or of results which may occur in the future (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Revenues	$18,767	$52,575
Cost of goods sold	11,828	32,299

Gross profit	6,939	20,276
Operating expenses	6,894	22,055

Income (loss) from operations	45	(1,779)
Interest and other expense	(369)	(1,186)
Income tax benefit	—	—

Net loss	$(324)	$(2,965)

Earnings per share:
Basic (loss) income per share	$(0.01)	$(0.13)

Diluted (loss) income per share	$(0.01)	$(0.13)

Basic shares outstanding	22,244	22,229
Diluted shares outstanding	22,244	22,229
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
6. Inventories
     Inventories consist of the following:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
(In thousands)	2004	2003
	$	$
Raw materials	7,337	7,544
Finished goods	8,513	9,528

	15,850	17,072
Less: reserve for excess and obsolete inventories	(3,820)	(3,894)

	$12,030	$13,178

7. Borrowings Under Revolving Line of Credit and Notes Payable

	September 30,	December 31,
(In thousands)	2004	2003
Credit Agreement	$15,134	$25,354
VBSA Notes	9,000	—
Installment credit loan	8	10

Total borrowings	24,142	25,364
Less current portion	(15,138)	(25,357)

VBSA Notes and installment credit loan	$9,004	$7

     At September 30, 2004, the Credit Agreement provided for funding of up to $20.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at September 30, 2004, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”), plus 1%. At September 30, 2004 and December 31, 2003, the interest rate on the loans under the Credit Agreement was 5.75 % and 4.75%, respectively, and there was $211,000 in letters of credit outstanding under the Credit Agreement at September 30, 2004. The Company securitized $211,000 of the outstanding letters of credit with a Certificate of Deposit in the amount of $211,000 that is recorded in the Company’s other noncurrent assets.
     In the fourth quarter of 2003, Virbac notified its lenders that it would not meet the September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that the borrowings were in excess of the borrowing base as defined in the Credit Agreement.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
necessary liquidity to fund operating activities in the ordinary course, thereby strengthening the Company as a going concern.
8. Commitments and Contingencies
Legal Proceedings
     From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of September 30, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
Acquisition of Licensing Rights
          In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. These payments were recorded as research and development expenses when paid since the products underlying the licensing rights had not been approved for marketing by the FDA at time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs are recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, $11,000 and $29,000 was incurred for the three and nine month periods ended September 30, 2004, respectively, and approximately $984,000 was incurred from inception through September 30, 2004.
Pfizer Agreement
          In 2000, the Company entered into an agreement with Pfizer Inc. (“Pfizer”) to sublicense to Pfizer the Company’s North American distribution rights for two equine products through 2015. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003, and accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, and is adjusted for historical experience. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized approximately $590,000 and $264,000 of revenue during the nine months ended September 30, 2004 and 2003, respectively.
Environmental Liability
          PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of September 30, 2004 approximately $486,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $357,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
Adjustment of the Merger Shares
          In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab, until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of, (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current shareholders. As of September 30, 2004, 181,500 pre-Merger options were outstanding. In 2003, approximately 40,000 shares of Common Stock were issued from the exercise of pre-Merger options. As a result, approximately 60,000 shares are currently owed to Interlab for the pre-Merger options exercised in 2003 and will be issued prior to December 31, 2005. These shares have been included in the calculation of diluted earnings per share. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these Merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.

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
          No contingency payments were earned or payable through September 30, 2004, under the terms of the Delmarva purchase agreement. During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. The contingent payment was recorded as a reduction to the liability related to contingent consideration in the Consolidated Balance Sheet.
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
          Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated

For the three months ended September 30, 2004
Revenues	$10,474	$5,748	$3,293	$—	$19,515
Income (loss) from operations	3,581	612	591	(3,826)	958
Interest and other expense	—	—	—	(361)	(361)
Net income	—	—	—	432	432

For the three months ended September 30, 2003
Revenues	$8,062	$5,279	$4,667	$—	$18,008
Income (loss) from operations	1,562	194	1,120	(2,829)	47
Interest and other expense	—	—	—	(155)	(155)
Net loss	—	—	—	(108)	(108)

For the nine months ended September 30, 2004
Revenues	$29,860	$15,987	$13,352	$—	$59,199
Income (loss) from operations	10,878	1,709	1,084	(11,695)	1,976
Interest and other expense	—	—	—	(1,117)	(1,117)
Net income	—	—	—	599	599

For the nine months ended September 30, 2003
Revenues	$21,818	$17,445	$10,562	$—	$49,825
Income (loss) from operations	2,795	1,195	2,326	(8,256)	(1,940)
Interest and other expense	—	—	—	(329)	(329)
Net loss	—	—	—	(2,269)	(2,269)
10. Goodwill and Other Intangible Assets
          The Company has intangible assets which include patents and certain product rights with determinable lives and trademarks and other product rights with indefinite lives. During the nine months ended September 30, 2004 and 2003, the Company charged $3,000 and $3,000, respectively, to expense related to impaired patents with determinable lives and $42,000 and $5,000, respectively, to expense related to impaired trademark rights with indefinite lives. The impairment charges by segment were $18,000 and $27,000 in the Consumer Brand and Veterinary segments, respectively, and were recorded to sales and marketing expense in the Consolidated Statements of Operations.
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
11. Concentration of Credit Risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 20% and 18% of revenues for the three months ended September 30, 2004 and 2003, respectively, and approximately 16% and 19% of revenues for the nine months ended September 30, 2004 and 2003, respectively. These revenues are

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying group at September 30, 2004 and December 31, 2003 were approximately $1.9 million and $6.0 million, respectively.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
          Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change had no impact on the three months ended September 30, 2004 as this change was adopted in the second quarter of 2004. For the nine months ended September 30, 2004 the net effect of this change was to reduce revenues by approximately $1.0 million and to reduce diluted income per share by $.02.
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

          In connection with the Restatement, the Company determined that it was more appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales during 2003, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, the Company recognized revenue at the time of cash collection for all sales transactions during 2003 for which there was a warehousing arrangement in connection with the delivery. The total revenue from these consignment sale transactions for the three and nine months ended September 30, 2004 and 2003, was zero and $2.8 million, respectively, and $0.2 million and $0.4 million, respectively.
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
          The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from the Company’s estimates, the Company may be exposed to an impairment charge related to its goodwill or intangibles. The total value of the Company’s goodwill and intangibles at September 30, 2004, was $25.8 million.
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

Results of Operations
          The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of goods sold	55	64	56	62

Gross profit	45	36	44	38

Operating expenses:
Sales and marketing	18	18	17	22
General and administrative	15	8	16	9
Research and development	4	6	4	7
Warehouse and distribution	3	4	3	4

Total operating expenses	40	36	40	42

Income (loss) from operations	5	—	4	(4)
Interest expense and other income	(2)	(1)	(2)	(1)

Income (loss) before provision for income taxes	3	(1)	2	(5)
Provision for income taxes	(1)	—	(1)	—

Net income (loss)	2%	(1)%	1%	(5)%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
     Revenues
          Revenues increased by approximately $1.5 million or 8% for the three months ended September 30, 2004, as compared with the three months ended September 30, 2003. Specifically, revenues by segment were as follows:

	For the Three Months Ended September 30,
			Change
(In thousands)	2004	2003	Dollars	%
Veterinary	$10,474	$8,062	$2,412	30%
Consumer Brand	5,748	5,279	469	9%
Contract Manufacturing	3,293	4,667	(1,374)	(29%)

Totals	$19,515	$18,008	$1,507	8%

•	Veterinary revenues increased $2.4 million or 30% for the three months ended September 30, 2004, as compared with the three months ended September 30, 2003, principally as a result of revenues from the King and Delmarva product acquisitions, which occurred in the third quarter of 2003. The King product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement, and

Pancrezyme®, Tumil-K®, Uroeze® and Ammonil® which are pancreatic and nutritional supplements. The Delmarva product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Clintabs™ and Clinsol™. Incremental revenues for the three months ended September 30, 2004 related to these acquisitions were approximately $2.1 million. Other product categories which reported an increase in revenues for the three months ended September 30, 2004, as compared to the same period in 2003, include the dental product category and the heartworm preventative product category. Dental product category sales increased due to the launch of a significant new product in the first quarter of 2004 and heartworm preventative product category revenues increased due to lower return rates. These increases were partially offset by a decrease in revenues in the pesticide product category as a result of the Company-initiated recall in late March 2004 of its flea and tick collar product due to product efficacy issues. This product was historically purchased from VBSA, and Virbac has recorded a receivable due from VBSA for all product cost and expenses associated with the recall for which it was fully reimbursed on December 31, 2004.

•	Consumer Brand revenues increased for the three months ended September 30, 2004, as compared with the three months ended September 30, 2003, by $0.5 million due principally to increased revenues in the private label product category as a result of increased purchases by a major customer who modified the timing of its purchases. This customer purchased at a reduced rate in the first half of the year and is expected to purchase at a higher rate during the latter half of the year.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations, livestock de-wormer product sales and equine products that are sold exclusively to Pfizer. Contract Manufacturing revenues decreased for the three months ended September 30, 2004, as compared with the three months ended September 30, 2003, principally due to lower livestock de-wormer product revenues as a result of increased competition and pricing pressure. The Company does not consider the livestock de-wormer product category core to its business and expects to phase out this product category from its product portfolio.
     Gross Profit
          Gross profit increased by $2.3 million or 35% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Gross profit as a percentage of revenues increased to 45% for the three months ended September 30, 2004, from 36% in the comparable year ago. Specifically, gross profit by segment was as follows:

	For the Three Months Ended September 30,
					Change
		Gross		Gross
(In thousands)	2004	Profit %	2003	Profit %	Dollars	%
Veterinary	$6,350	61%	$4,330	54%	$2,020	47%
Consumer Brand	1,848	32%	1,458	28%	390	27%
Contract Manufacturing	617	19%	745	16%	(128)	(17)%

Totals	$8,815	45%	$6,533	36%	$2,282	35%

•	Veterinary gross profit for the three months ended September 30, 2004, as compared to the same period in 2003, increased principally as a result of the acquired product lines of King and Delmarva. These product lines have strong gross profit margins thus elevating this segment’s overall margins. Additionally, this quarter 2004 margins improved compared with the same period in 2003, due to lower product returns and lower inventory obsolescence reserve requirements resulting from the inventory on-hand and within the distribution channel.

•	Consumer Brand gross profit increased for the three months ended September 30, 2004, as compared to the same period in 2003, principally due to increased private label revenues that have higher gross profit margins as compared to other product categories within this segment.

•	Contract Manufacturing gross profit dollars decreased on lower revenues; however, gross profit margins increased for the three months ended September 30, 2004, as compared with the three month period ended September 30, 2003, principally due to a higher mix of equine product category and Contract Manufacturing revenues. Profit margins on the livestock de-wormer product sales have eroded significantly in 2004 as a result of increased competition and pricing pressure.
     Operating Expenses
          Operating expenses increased $1.4 million or 21% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. As a percentage of revenues, operating expenses increased 4 percentage points to 40%. Sales and marketing expenses were almost flat in absolute dollars period over period as the Company maintained a consistent level of promotional and marketing activities in each of these periods. General and administrative expenses increased $1.4 million or 89% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, primarily due to elevated legal and outside consulting costs as a result of the Audit Committee’s internal investigation and outside audit and consulting support costs incurred in connection with the Restatement. Research and development expenses decreased $0.2 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, as clinical study expenses were high in 2003 due to research activities related to IVERHART® PLUS.
          On increased revenues, warehouse and distribution expenses remained nearly flat for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
     Interest Expense and Other Income
          Interest expense increased $0.2 million or 133% for the three months ended September 30, 2004, as compared to the same period in 2003, due to higher average borrowing levels and higher average interest rates. The increased borrowings were a result of the King and Delmarva acquisitions in the third quarter of 2003, which were funded with the Company’s revolving line of credit. The Company’s average interest rate for the three months ended September 30, 2004 was 5.56%, as compared with 3.86% for the year ago period.
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
          In accordance with SFAS No. 109, “Income Taxes”, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize deferred tax assets for the annual period ended December 31, 2004, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Accordingly, the estimated tax provision for this amount has been recorded in the three month period ended September 30, 2004.
Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
     Revenues
          Revenues increased by approximately $9.4 million or 19% for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003. Specifically, revenues by segment were as follows:

	For the Nine Months Ended September 30,
			Change
	2004	2003	Dollars	%
(In thousands)	$29,860	$21,818	$8,042	37%
Consumer Brand	15,987	17,445	(1,458)	(8%)
Contract Manufacturing	13,352	10,562	2,790	26%

Totals	$59,199	$49,825	$9,374	19%

•	Veterinary revenues increased $8.0 million or 37% for the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to the Delmarva and King acquisitions in the third quarter of 2003. Incremental revenues related to these acquisitions were approximately $6.0 million for the nine months ended September 30, 2004. Revenues for the nine months ended September 30, 2004 also increased as compared to the same period in 2003 as a result of increased dental product category revenues due to the launch in the first quarter of 2004 of a significant dental product. The heartworm preventative product category also reported increased revenue period over period as a result of lower return rates. These increases were slightly offset by a decrease in revenues in the pesticide product category as a result of the Company-initiated recall in late March 2004 of its flea and tick collar product due to product efficacy issues. This product was historically purchased from VBSA, and Virbac has recorded a receivable due from VBSA for all product cost and expenses associated with the recall for which it was fully reimbursed on December 31, 2004.

•	Consumer Brand revenues reported an 8% decrease in sales for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003. Principal reasons for the decrease include reduced sales to a major private-label customer due to modifications to the timing of its purchases. This customer purchased at a reduced rate in the first half of the year and is expected to purchase at a higher rate during the latter half of the year.

•	Contract Manufacturing revenues increased for the nine months ended September 30, 2004, as compared with the same period in 2003, principally due to increased livestock de-wormer product sales. Livestock de-wormer product revenues were significantly higher for the nine month period ended September 20, 2004, as compared to the nine month period ended September 30, 2003, as livestock de-wormer product sales were treated as consignment sale transactions through December 31, 2003. All shipments made in late 2003, which were collected in 2004, were recorded as sales in 2004. Additionally, revenues increased as a result of the launch of a second equine product in July 2003, which is sold exclusively to Pfizer.
     Gross Profit
          Gross profit increased by $7.0 million or 37% for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003, and gross profit as a percentage of revenues increased to 44% for the nine months ended September 30, 2004, from 38% for the same period in 2003. Specifically, gross profit by segment was as follows:

	For the Nine Months Ended September 30,
					Change
		Gross		Gross
(In thousands)	2004	Profit %	2003	Profit %	Dollars	%
Veterinary	$19,364	65%	$11,785	54%	$7,579	64%
Consumer Brand	5,235	33%	4,907	28%	328	7%
Contract Manufacturing	1,157	9%	2,114	20%	(957)	(45)%

Totals	$25,756	44%	$18,806	38%	$6,950	37%

•	Veterinary gross profits increased $7.6 million or 64% for the nine months ended September 30, 2004, as compared to the same period in 2003. This increase is primarily a result of increased product revenues from the King and Delmarva product acquisitions, which occurred in late 2003. The King and Delmarva product categories have strong gross profit margins, thus elevating this segment’s overall margins. Additionally, gross profit has been positively impacted by IVERHART® PLUS margins as a result of lower return rates for the nine months ended September 30, 2004, as compared to the same period in 2003.

•	On reduced revenues, Consumer Brand gross profit increased for the nine months ended September 30, 2004, as compared to the same period in 2003, principally as a result of lower inventory obsolescence reserve requirements and lower return rates in the 2004 period. The higher inventory reserve charges in the 2003 period were related to the product rationalization activities of this segment.

•	On increased revenues, Contract Manufacturing gross profit dollars and margins decreased for the nine months ended September 30, 2004, as compared with the same period in 2003, due to lower margins on livestock de-wormer product sales as a result of increased pricing pressure. This product category has low gross profit margins and accordingly, a higher percentage of livestock de-wormer product revenues in the overall mix has reduced this segment’s overall gross profit margin. Manufacturing operation gross profit margins have remained nearly flat year over year.
     Operating Expenses
          Operating expenses have increased $3.0 million or 15% for the nine months ended September 30, 2004, as compared to the year ago period. As a percentage of revenues, operating expenses decreased two percentage points to 40%. Sales and marketing expenses were almost flat in absolute dollars period over period as the Company maintained a consistent level of promotional and marketing activities in each of these periods. General and administrative expenses increased $4.3 million for the nine months ended September 30, 2004, as compared to September 30, 2003. The increase is primarily due to elevated legal and outside consulting costs as a result of the Audit Committee’s internal investigation and outside audit and consulting support costs incurred as a result of the Company’s restatement of its consolidated financial statements. Research and development expenses decreased in 2004 as compared to 2003 as clinical study expenses were high in 2003 due to research activities related to IVERHART® PLUS.
          On increased revenues, warehouse and distribution expenses remained nearly flat for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.

     Interest Expense and Other Income
          Interest expense increased $0.8 million or 249% as compared to the year ago period for the nine months ended September 30, 2004, as compared to the same period in 2003, due to higher average borrowing levels and a higher average interest rates. The increased borrowings were a result of the King and Delmarva acquisitions in the third quarter of 2003 which were funded with the Company’s revolving line of credit. The Company’s average interest rate for the nine months ended September 30, 2004 was 4.72%, as compared with 3.53% for the nine month period ended September 30, 2003.
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
          In accordance with SFAS No. 109, “Income Taxes”, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize deferred tax assets for the annual period ended December 31, 2004, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Accordingly, the estimated tax provision for this amount has been recorded in the nine month period ended September 30, 2004.
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
Liquidity and Capital Resources
          For the nine months ended September 30, 2004, operating activities provided approximately $7.3 million in cash. Operating sources of cash included income from operations of $2.8 million after adjusting for non-cash charges to operations, a decrease in inventories of $2.5 million, an increase in accounts payable of $1.0 million, an increase in accrued expenses of $0.7 million, and a decrease in prepaid expenses and other current assets of $0.5 million. These sources were partially offset by an increase in accounts receivable and a decrease in sales related reserves of $0.2 and $0.1 million, respectively. The decrease in inventory was primarily due to the recognition of consignment sales in 2004 upon cash collection.
          For the nine months ended September 30, 2003, operating activities used approximately $1.5 million in cash. Operating uses of cash included an increase in inventories and prepaid expenses and other assets of $3.5 million and $1.0 million, respectively, and a decrease in sales related reserves of $0.4 million. These uses were partially offset with income from operations of $1.5 million after adjusting for non-cash charges to operations, an increase in product license fees of $1.7 million and an increase in accounts payable of $0.3 million.
          Cash used in investing activities for the nine months ended September 30, 2004, was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product licenses and rights. For the nine months ended September 30, 2003, cash used in investing activities included the acquisitions of King and Delmarva. Both of these acquisitions are viewed as strategic by the Company and represent the Company’s further entrance into the pharmaceutical product market. The Company believes that pharmaceutical products carry higher gross profit margins and continually evaluates other opportunities to complement its existing portfolio of pharmaceutical and non-pharmaceutical product offering to leverage its existing sales and distribution channels.
          Cash flows from financing activities for the nine months ended September 30, 2004 and September 30, 2003, reflects activity under the Credit Agreement, which is used primarily to fund working capital needs, and proceeds from the VBSA Notes (see below). In 2003, the Credit Agreement was also used to fund the Delmarva and King acquisitions. The Company had planned to substitute the additional short-term borrowing for these acquisitions with a longer-term facility at more favorable rates. However, shortly after completing these acquisitions, the Company informed its lenders that it was not able to meet its September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base, as defined in the Credit Agreement.
          On April 9, 2004, the Company entered into the Forbearance Agreement, with its lenders and agreed to a standstill period with a termination date of May 10, 2004. Under key terms of the Forbearance

Agreement, the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
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
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the Eighth Amendment. Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the waiver of any existing events of default. At August 15, 2005, total borrowings under the Credit Agreement were $9.0 million, availability was $6.0 million, and management believes the Company was in compliance with all covenants.
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
          As discussed in Part II — “Other Information”, Item 1. “Legal Proceedings”, Virbac has reached a settlement agreement in principal with both the SEC in regards to its investigation and the plaintiffs in the putative shareholder class action lawsuit. As a result of these pending settlement agreements, the Company is able to estimate the cash requirements necessary to resolve these significant uncertainties. The Company was successful in extending the Forbearance Agreement (discussed above) several times before negotiating and entering into the Eighth Amendment. Also, as discussed above, the Company was able to extend the maturity dates of the VBSA Notes. Management expects that the unusual cash requirements related to the restatement of its historical financial statements, the SEC investigation and the shareholder lawsuits will be substantially reduced during the second half of 2005. In addition, the Company’s results of operations have improved as a result of the King and Delmarva acquisitions. Management believes that all of these aforementioned factors have resulted in a stronger financial position for the Company, and provide it with the necessary liquidity to fund operating activities in the ordinary course, thereby strengthening the Company as a going concern.

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
          At September 30, 2004, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement. As of September 30, 2004, the Credit Agreement had a floating interest rate based on Prime plus 1%. At September 30, 2004, the Company had $15.1 million of floating rate debt under the Credit Agreement. The interest rate on the Credit Agreement as of September 30, 2004, was 5.75%. Effective August 22, 2005, the Credit Agreement has been amended and bears interest at Prime plus 1/2% and has a maturity date of September 30, 2006.
          In the second quarter of 2004, the Company executed the VBSA Notes in amounts totaling $9.0 million. Under the terms of the VBSA Notes, interest accrued at a base rate of 5.50% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. On August 2, 2005, the VBSA Notes were amended to change the base rate to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006, and the maturity date for the June Note is April 9, 2006.
          A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At September 30, 2004, the Company had a weighted average interest rate for its combined financing facilities of 5.66%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended September 30, 2004, the Company would have experienced additional interest expense of $241,000 for the twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $1.2 million. This assumes no change in the principal or a reduction of such indebtedness at September 30, 2004. The Company has no significant fixed-rate, long-term debt obligations.
Item 4. Controls and Procedures.
     Evaluation of the Company’s Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the Restatement (see Item 2. MD&A and Note 12. “Restatement of Consolidated Financial Statements”), and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at September 30, 2004, at a reasonable level of assurance, as a result of the material weaknesses described below.
     Identification of Material Weaknesses in Internal Control over Financial Reporting
          The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain material weaknesses and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures as of September 30, 2004, current management identified the following material weaknesses in Virbac’s internal control over financial reporting as of September 30, 2004:
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
          These control deficiencies resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements. In addition, these control deficiencies could result in a misstatement in the Company’s financial statement accounts and disclosures, that could result in a material misstatement to annual or interim financial statements, that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.
          In connection with its audits of the consolidated financial statements, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required.
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
          Other than as summarized above, during the Company’s fiscal quarter ended September 30, 2004, there were no other changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II — Other Information.
Item 1. Legal Proceedings.
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of September 30, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
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
Item 3. Defaults Upon Senior Securities.
          In the fourth quarter of 2003, Virbac notified its lenders that it would not meet the September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base, as defined under the Credit Agreement.
          On April 9, 2004, the Company entered into a Forbearance Agreement with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
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

Item 6. Exhibits.
Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	(5); Ex. 10.20

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

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

VIRBAC CORPORATION

Date:	September 12, 2005	By:	/s/ Erik R. Martinez

Erik R. Martinez President and Chief Executive Officer

Date:	September 12, 2005	By:	/s/ Jean M. Nelson

Jean M. Nelson Executive Vice President and Chief Financial Officer

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	(5); Ex. 10.20

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

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