Form 10-Q
period 2004-06-30
VIRBAC CORP
filed 2005-09-13
CIK 922814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

VIRBAC CORPORATION

PART I – Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,209	$4
Accounts receivable – trade (net of reserves of $34 and $129, respectively)	7,416	7,105
Accounts receivable – Virbac S.A. and subsidiaries	186	314
Inventories	13,136	13,178
Inventories on consignment	—	2,173
Prepaid expenses	1,653	2,109
Other current assets	509	950

Total current assets	28,109	25,833

Property, plant and equipment, net	12,634	12,498
Goodwill, net	5,476	5,571
Intangibles and other assets, net	20,953	21,243

Total assets	$67,172	$65,145

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and note payable	$18,138	$25,357
Checks outstanding	1,462	2,107
Accounts payable – trade	4,463	3,697
Accounts payable – Virbac S.A. and subsidiaries	1,230	446
Sales related and product replacement reserves	2,037	2,602
Accrued expenses	5,598	5,475

Total current liabilities	32,928	39,684

Note payable	5	7
Notes payable – Virbac S. A.	9,000	—
Unearned product license fees	6,692	7,136
Liability related to contingent consideration	2,173	2,173

Total liabilities	50,798	49,000

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock – 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,312,906 and 22,256,906 issued and outstanding in 2004 and 2003, respectively)	223	223
Additional paid-in capital	34,988	34,926
Accumulated deficit	(18,837)	(19,004)

Total shareholders’ equity	16,374	16,145

Total liabilities and shareholders’ equity	$67,172	$65,145

The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$18,137	$17,534	$39,684	$31,817
Cost of goods sold	10,440	10,575	22,743	19,544

Gross profit	7,697	6,959	16,941	12,273

Operating expenses:
Sales and marketing	3,337	3,493	6,928	7,244
General and administrative	2,440	1,615	6,246	3,391
Research and development	643	1,236	1,580	2,370
Warehouse and distribution	613	717	1,169	1,255

Total operating expenses	7,033	7,061	15,923	14,260

Income (loss) from operations	664	(102)	1,018	(1,987)

Interest expense	(404)	(99)	(788)	(174)
Other income	13	—	32	—

Income (loss) before provision for income taxes	273	(201)	262	(2,161)

Provision for income taxes	(83)	—	(95)	—

Net income (loss)	$190	$(201)	$167	$(2,161)

Basic income (loss) per share	$0.01	$(0.01)	$0.01	$(0.10)

Diluted income (loss) per share	$0.01	$(0.01)	$0.01	$(0.10)

Basic shares outstanding	22,289	22,228	22,273	22,222
Diluted shares outstanding	22,741	22,228	22,766	22,222
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$167	$(2,161)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for excess and obsolete inventories	721	834
Depreciation and amortization	1,442	856
Provision for doubtful accounts	(93)	(4)
Recognition of unearned product license fees	(394)	(52)
Provision for sales related reserves	(354)	558
Deferred income taxes	95	—
Impairment of long-lived assets	31	—
Loss on disposal of assets	—	152
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(90)	(870)
Increase in inventories	(679)	(3,147)
Decrease in consigned inventories	2,173	—
Decrease in prepaid expenses and other assets	510	310
Increase in accounts payable	1,550	1,882
Decrease in sales related reserves	(122)	(234)
Decrease in accrued expenses	(16)	(459)

Net cash provided by (used in) operating activities	4,941	(2,335)

Cash flows from investing activities
Purchase of property, plant and equipment	(794)	(197)
Acquisition of product license rights and other intangible assets	(138)	(479)

Net cash used in investing activities	(932)	(676)

Cash flows from financing activities
Net (repayments) borrowings under revolving line of credit	(7,219)	3,769
Proceeds from Virbac S. A. notes payable	9,000	—
Repayment of note payable	(2)	(1)
Change in outstanding checks	(645)	(381)
Issuance of common stock	62	50

Net cash provided by financing activities	1,196	3,437

Increase in cash and cash equivalents	5,205	426
Cash and cash equivalents, beginning of period	4	865

Cash and cash equivalents, end of period	$5,209	$1,291

Supplemental disclosure of cash flow information:
Cash paid for interest	$631	$142
Cash paid for income taxes	$14	$85
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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.
     This interim report should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) which was filed with the SEC on August 30, 2005. Through the Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), the Company has filed restated audited financial statements for each of the years 2001 and 2002, restated unaudited interim financial data for all quarters of 2001 and 2002, restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for the year ended December 31, 2003.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$190	$(201)	$167	$(2,161)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(455)	(472)	(570)	(744)

Pro forma loss	$(265)	$(673)	$(403)	$(2,905)

Basic income (loss) per share, as reported	$0.01	$(0.01)	$0.01	$(0.10)
Diluted income (loss) per share, as reported	$0.01	$(0.01)	$0.01	$(0.10)

Pro forma basic loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.13)
Pro forma diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.13)
     The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods in which options were granted. No options were granted during the three month or six month periods ended June 30, 2004.

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003
Expected dividend yield	0%	0%
Expected volatility	88.4%	88.4%
Risk-free interest rate	4.3%	4.3%
Expected life (in years)	6.9	6.9

Weighted average fair value of options granted measured at the original date of grant	$4.62	$4.61

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
3. Earnings Per Share
     The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income (loss)	$190			$(201)

Basic EPS
Net income (loss) available to common stockholders	190	22,289	$0.01	(201)	22,228	$(0.01)

Effect of dilutive securities:
Stock options		120			—
Shares owed to VBSA		60			—
VBSA under antidilution provisions of merger agreement		272			—

Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$190	22,741	$0.01	$(201)	22,228	$(0.01)

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income (loss)	$167			$(2,161)

Basic EPS
Net income (loss) available to common stockholders	167	22,273	$0.01	(2,161)	22,222	$(0.10)

Effect of dilutive securities:
Stock options		161			—
Shares owed to VBSA		60			—
VBSA under antidilution provisions of merger agreement		272			—

Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$167	22,766	$0.01	$(2,161)	22,222	$(0.10)

     Because the Company reported a loss for the three months and six months ended June 30, 2003, the net loss per diluted share for this period excludes the effect of 366,000 and 662,000 common stock equivalents, respectively. Additionally, there were 464,000 and 221,000 options, which were excluded from the calculation of common stock equivalents for the three month period ended June 30, 2004 and 2003, respectively and 417,000 and 112,000 options which were excluded from the calculation of common stock equivalents for the six month period ended June 30, 2004 and 2003, respectively, as the effect of their inclusion would be anti-dilutive.

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
Pro Forma Information
     The following unaudited pro forma information for the three and six months ended June 30, 2003, sets forth summary results of operations as if the acquisition of King (acquired September 8, 2003) had occurred on January 1, 2003, after giving effect to certain adjustments, primarily interest expense and amortization of intangibles. The effect on the results of operations of the Delmarva acquisition is not considered significant and is not presented. The following pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the King acquisition occurred on January 1, 2003, or of results which may occur in the future (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003
Revenues	$18,530	$33,808
Cost of goods sold	11,039	20,471

Gross profit	7,491	13,337
Operating expenses	7,512	15,161

Loss from operations	(21)	(1,824)
Interest and other expense	(295)	(565)
Income tax benefit	—	—

Net loss	$(316)	$(2,389)

Earnings per share:
Basic loss per share	$(0.01)	$(0.11)

Diluted loss per share	$(0.01)	$(0.11)

Basic shares outstanding	22,228	22,222
Diluted shares outstanding	22,228	22,222
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
6. Inventories
     Inventories consist of the following:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
(In thousands)	2004	2003
Raw materials	$7,252	$7,544
Finished goods	9,956	9,528

	17,208	17,072
Less: reserve for excess and obsolete inventories	(4,072)	(3,894)

	$13,136	$13,178

7. Borrowings Under Revolving Line of Credit and Notes Payable

	June 30,	December 31,
(In thousands)	2004	2003
Credit Agreement	$18,134	$25,354
VBSA Notes	9,000	—
Installment credit loan	9	10

Total borrowings	27,143	25,364
Less current portion	(18,138)	(25,357)

VBSA Notes and installment credit loan	$9,005	$7

     At June 30, 2004, the Credit Agreement provided for funding of up to $20.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at June 30, 2004, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”), plus 1%. At June 30, 2004 and December 31, 2003, the interest rate on the loans under the Credit Agreement was 5.00% and 4.75%, respectively, and there was $486,000 in letters of credit outstanding under the Credit Agreement at June 30, 2004. The Company securitized $211,000 of the outstanding letters of credit with a Certificate of Deposit in the amount of $211,000 that is recorded in the Company’s other noncurrent assets.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of VBSA (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of June 30, 2004 was 5.50%. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006 and the maturity date for the June Note has been extended to April 9, 2006.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
8. Commitments and Contingencies
Legal Proceedings
     From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of June 30, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
Acquisition of Licensing Rights
     In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. These payments have been recorded as research and development expenses when paid since the products underlying the licensing rights had not been approved for marketing by the FDA at the time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs are recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, $12,000 and $18,000 was incurred for the three and six month periods ended June 30, 2004, respectively, and approximately $973,000 has been incurred from inception through June 30, 2004.
Pfizer Agreement
     In 2000, the Company entered into an agreement with Pfizer Inc. (“Pfizer”) to sublicense to Pfizer the Company’s North American distribution rights for two equine products through 2015. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003, and accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, and is adjusted for historical experience. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized approximately $394,000 and $52,000 of revenue during the six months ended June 30, 2004 and 2003, respectively.
Environmental Liability
     PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of June 30, 2004, approximately $453,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $390,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
Adjustment of the Merger Shares
     In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab, until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of, (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current shareholders. As of June 30, 2004, 181,500 pre-Merger options were outstanding. In 2003, approximately 40,000 shares of Common Stock were issued from the exercise of pre-Merger options. As a result, approximately 60,000 shares are currently owed to Interlab for the pre-Merger options exercised in 2003 and will be issued prior to December 31, 2005. These shares have been included in the calculation of diluted earnings per share. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these Merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.
Delmarva Acquisition
     As more fully described above in Note 4. “Acquisitions”, the Company purchased 100% of the outstanding shares of the common stock of Delmarva, for a base purchase price of $2.5 million in cash and an

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
additional contingent purchase consideration of up to $2.5 million. The purchase agreement provides that the contingent consideration will be paid in increments based upon the attainment of several performance thresholds of the products purchased. The various stated performance thresholds generally include the registration and revenue goals of a product right purchased, as well as gross profit milestones within a specified time period for the other products purchased.
     No contingency payments were earned or payable through June 30, 2004, under the terms of the Delmarva purchase agreement. During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. The contingent payment was recorded as a reduction to the liability related to contingent consideration in the Consolidated Balance Sheet.
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
     Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated
For the three months ended June 30, 2004
Revenues	$9,160	$4,953	$4,024	$—	$18,137
Income (loss) from operations	3,615	581	(438)	(3,094)	664
Interest and other expense	—	—	—	(391)	(391)
Net income	—	—	—	190	190

For the three months ended June 30, 2003
Revenues	$8,682	$6,085	$2,767	$—	$17,534
Income (loss) from operations	1,580	258	769	(2,709)	(102)
Interest and other expense	—	—	—	(99)	(99)
Net loss	—	—	—	(201)	(201)

For the six months ended June 30, 2004
Revenues	$19,386	$10,239	$10,059	$—	$39,684
Income (loss) from operations	7,297	1,097	493	(7,869)	1,018
Interest and other expense	—	—	—	(756)	(756)
Net income	—	—	—	167	167

For the six months ended June 30, 2003
Revenues	$13,756	$12,166	$5,895	$—	$31,817
Income (loss) from operations	1,233	1,001	1,206	(5,427)	(1,987)
Interest and other expense	—	—	—	(174)	(174)
Net loss	—	—	—	(2,161)	(2,161)
10. Goodwill and Other Intangible Assets
     The Company has intangible assets which include patents and certain product rights with determinable lives and trademarks and other product rights with indefinite lives. During the six months ended June 30, 2004 the Company charged $3,000, to expense related to impaired patents with determinable lives and $28,000 to expense related to impaired trademark rights with indefinite lives. The impairment charges by segment were $12,000 and $19,000 for the Consumer Brand and Veterinary segments, respectively, and were recorded to sales and marketing expense in the Consolidated Statements of Operations.
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
11. Concentration of Credit Risk
     The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 15% and 21% of revenues for the three months ended June 30, 2004 and 2003, respectively, and approximately 14% and 20% of revenues for

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
the six months ended June 30, 2004 and 2003, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying group at June 30, 2004 and December 31, 2003, were approximately $1.5 million and $6.0 million, respectively.
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
     These restated results, as well as the Company’s audited financial results for 2003, appear in the 2003 10-K filed with the SEC on April 29, 2005. Also on May 6, 2005, the Company filed its Quarterly Report in Form 10-Q for the quarter ended September 30, 2003. All consolidated financial statements presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, reflect the restated financials as described in the 2003 10-K filed on April 29, 2005.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
     In the Notes to the Consolidated Financial Statements in 2003 10-K, the significant accounting policies used in the preparation of the consolidated financial statements are described. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition
     The Company recognizes revenue when the following four criteria have been met. These include: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable; and (iv) collectibility is reasonably assured.
     Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change was to reduce revenues for the three and six months ended June 30, 2004 by approximately $1.0 million and to reduce diluted income per share by $.02.
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

     In connection with the Restatement, the Company determined that it was more appropriate to recognize revenue for certain of its product sales, principally the livestock de-wormer product sales during 2003, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, the Company recognized revenue at the time of cash collection for all sales transactions during 2003 for which there was a warehousing arrangement in connection with the delivery. The total revenue from these consignment sale transactions for the three and six months ended June 30, 2004 and 2003, was $0.8 million and $2.8 million, respectively, and $0.2 million and $0.2 million, respectively.
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
     The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from the Company’s estimates, the Company may be exposed to an impairment charge related to its goodwill or intangibles. The total value of the Company’s goodwill and intangibles at June 30, 2004, was $26.2 million.
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

Results of Operations
     The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of goods sold	58	60	57	62

Gross profit	42	40	43	38

Operating expenses:
Sales and marketing	18	20	17	23
General and administrative	14	8	16	9
Research and development	4	8	4	8
Warehouse and distribution	3	4	3	4

Total operating expenses	39	40	40	44

Income (loss) from operations	3	—	3	(6)
Interest expense and other income	(2)	(1)	(2)	—

Income (loss) before provision for income taxes	1	(1)	1	(6)
Provision for income taxes	—	—	—	—

Net income (loss)	1%	(1)%	1%	(6)%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
Revenues
     Revenues increased by approximately $0.6 million or 3% for the three months ended June 30, 2004, as compared with the three months ended June 30, 2003. Specifically, revenues by segment were as follows:

	For the Three Months Ended June 30,
			Change
(In thousands)	2004	2003	Dollars	%
Veterinary	$9,160	$8,682	$478	6%
Consumer Brand	$4,953	6,085	(1,132)	(19%)
Contract Manufacturing	$4,024	2,767	1,257	45%

Totals	$18,137	$17,534	$603	3%

•	Veterinary revenues increased $0.5 million, or 6%, for the three months ended June 30, 2004, as compared with the three months ended June 30, 2003. Principal reasons for the increase include additional revenues as a result of the King and Delmarva product acquisitions, which occurred in late 2003. The King product portfolio includes SOLOXINE®, a leader in canine thyroid hormone replacement, and Pancrezyme®, Tumil-K®, Uroeze® and Ammonil® which are pancreatic and nutritional supplements. The Delmarva product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Clintabs™ and Clinsol™. Incremental revenues for the three months ended June 30, 2004 related to these acquisitions were approximately $1.7 million. The dermatology product categories also reported an increase in revenues in the three months ended June 30, 2004, as compared to the same period in 2003, as a result of two new product launches in late 2003. These increases in revenues were offset by decreases in both the dental and pesticide product categories. Dental product category sales declined in the three months ended June 30, 2004, as compared to the year ago period, as distributors purchased significant volumes in the first quarter of 2004 and had excess supply on hand. Pesticide product sales were negatively impacted in the second quarter of 2004 by the Company-initiated recall in late March 2004 of its flea and tick collar product due to product efficacy issues. This product was historically purchased from VBSA and Virbac has recorded a receivable due from VBSA, for all product cost and expenses associated with the recall for which it has been fully reimbursed on December 31, 2004.

•	Consumer Brand revenues decreased for the three months ended June 30, 2004, as compared with the three months ended June 30, 2003 by $1.1 million. Principal reasons for the decrease include lower dental product category revenues as a result of increased competition and the discontinuation of several dental products related to product rationalization activities. The nutraceutical product category also decreased for the three months ended June 30, 2004, as compared to the year ago period, due to increased competition. Additionally, this segment’s private label category reported lower revenues for the three month period ended June 30, 2004, as compared to the year ago period, as a result of reduced purchases by a major customer due to modifications to the timing of its purchases, which is not expected to affect the annual volume of purchases of this customer.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations, livestock de-wormer product sales and equine products that are sold exclusively to Pfizer. Revenues increased for the three months ended June 30, 2004, as compared to the year ago period, due principally to higher livestock de-wormer product sales as a result of increased demand. Additionally, equine product sales increased period over period due to the launch in July 2003 of an additional equine product that has experienced strong demand.
Gross Profit
     Gross profit increased by $0.7 million or 11% for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Gross profit as a percentage of revenues increased to 42% for the three months ended June 30, 2004, from 40% in the comparable 2003 period. Specifically, gross profit by segment was as follows:

	For the Three Months Ended June 30,
		Gross		Gross	Change
(In thousands)	2004	Profit %	2003	Profit %	Dollars	%
Veterinary	$6,471	71%	$4,616	53%	$1,855	40%
Consumer Brand	1,639	33%	1,514	25%	125	8%
Contract Manufacturing	(413)	(10)%	829	30%	(1,242)	(150)%

Totals	$7,697	42%	$6,959	40%	$738	11%

•	Veterinary gross profit for the three months ended June 30, 2004, as compared to the same period in 2003 increased principally as a result of the acquired product lines of King and Delmarva. These product lines have strong gross profit margins, thus elevating this segment’s overall margins. Additionally, second quarter 2004 margins improved compared with the prior year due to lower product returns and lower inventory obsolescence reserve requirements as a result of improved management of inventory on-hand and within the distribution channel.

•	On lower revenues, Consumer Brand gross profit increased for the three months ended June 30, 2004, as compared to the same period in 2003, as a result of higher inventory obsolescence reserves recorded in the 2003 period. The additional inventory obsolescence reserves were due to product rationalization activities within this segment.

•	Contract Manufacturing gross profit decreased for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and reflects a loss principally due to lower margins on livestock de-wormer product sales as a result of increased pricing pressure and inventory obsolescence reserve requirements recorded as a result of excess inventory on-hand.
Operating Expenses
     Operating expenses were essentially flat for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Sales and marketing expenses reported a slight decrease of $0.2 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, as the Company maintained a consistent level of promotional and marketing activities in each of these periods. General and administrative expenses increased $0.9 million for the three months ended June 30, 2004, as compared to June 30, 2003. The increase is primarily due to elevated legal and outside consulting costs as a result of the Audit Committee’s internal investigation and outside audit and consulting support costs incurred in connection with the Restatement. These costs are non-recurring in nature; however, these activities have spanned all of 2004 and the first half of 2005. Accordingly, general and administrative expenses have been unusually high during these periods. Research and development expenses decreased $0.6 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, as clinical study expenses were higher in 2003 due to research activities related to IVERHART® PLUS.
     On increased revenues, warehouse and distribution expenses remained nearly flat for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
Interest Expense and Other Income
     Interest expense increased $0.3 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, due to higher average borrowing levels and higher average interest rates. The increased borrowings were a result of the King and Delmarva acquisitions in the third quarter of 2003, which were funded with the Company’s revolving line of credit. The Company’s average interest rate for the three months ended June 30, 2004 was 5.11%, as compared with 3.28% for the year ago period.
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
     In accordance with SFAS No. 109, “Income Taxes”, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize deferred tax assets for the annual period ended December 31, 2004, and the portion attributable to

Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Accordingly, the estimated tax provision for this amount has been recorded in the three month period ended June 30, 2004.
Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
Revenues
     Revenues increased by approximately $7.9 million or 25% for the six months ended June 30, 2004, as compared with the six months ended June 30, 2003. Specifically, revenues by segment were as follows:

	For the Six Months Ended June 30,
			Change
(In thousands)	2004	2003	Dollars	%
Veterinary	$19,386	$13,756	$5,630	41%
Consumer Brand	10,239	12,166	(1,927)	(16%)
Contract Manufacturing	10,059	5,895	4,164	71%

Totals	$39,684	$31,817	$7,867	25%

•	Veterinary revenues increased $5.6 million or 41% for the six months ended June 30, 2004, as compared to the year ago period, principally as a result of revenues from the King and Delmarva product acquisitions, which occurred in late 2003. Incremental revenues for the six months ended June 30, 2004 related to these acquisitions were approximately $3.9 million. The dermatology product category also reported an increase in revenues for the six months ended June 30, 2004, as compared to the same 2003 period, as a result of the launch of two new products in late 2003. These increases in revenues were largely offset by deceases in the pesticide product category sales as a result of the Company-initiated recall in late March 2004 of its flea and tick collar due to product efficacy issues. This product was historically purchased from VBSA and Virbac has recorded a receivable due from VBSA for all product cost and expenses associated with the recall for which it was fully reimbursed on December 31, 2004.

•	Consumer Brand revenues decreased $1.9 million or 16% for the six months ended June 30, 2004, as compared with the same 2003 period. Principal reasons for the decrease include lower dental product category sales as a result of increased competition and the discontinuation of certain product offerings related to this segment’s product rationalization activities. The nutraceutical product category has experienced increased competition resulting in lower revenues period over period. The Consumer Brand segment’s private label category reported lower revenues for six months ended June 30, 2004, as compared to the same 2003 period due to reduced purchases by a major private label customer as a result of modifications to the timing of its purchases, which is not expected to affect such customer’s annual volume of purchases.

•	Contract Manufacturing revenues increased $4.2 million or 71% for the six months ended June 30, 2004, as compared with the six months ended June 30, 2003, principally due to increased livestock de-wormer product sales as a result of increased demand. Additionally, revenues increased as a result of the launch of a second equine product in July 2003, which is sold exclusively to Pfizer.
Gross Profit
     Gross profit increased by $4.7 million or 38% for the six months ended June 30, 2004, as compared with the six months ended June 30, 2003. Gross profit as a percentage of revenues increased to 43% for the six months ended June 30, 2004, from 39% in the comparable 2003 period. Specifically, gross profit by segment was as follows:

	For the Six Months Ended June 30,
					Change
(In thousands)	2004	Gross Profit %	2003	Gross Profit %	Dollars	%
Veterinary	$13,014	67%	$7,455	54%	$5,559	75%
Consumer Brand	3,387	33%	3,449	28%	(62)	(2)%
Contract Manufacturing	540	5%	1,369	23%	(829)	(61)%

Provision for income taxes	$16,941	43%	$12,273	39%	$4,668	38%

•	Veterinary gross profits increased $5.6 million or 75% for the six months ended June 30, 2004, as compared to the same period in 2003, principally due to the acquired product lines of King and Delmarva. The King and Delmarva product categories have strong gross profit margin levels, thus elevating this segment’s overall margins. Additionally, 2004 margins improved as a result of lower product returns and lower inventory obsolescence reserve requirements due to improved management of inventory on-hand and within the distribution channel.

•	While gross profit dollars decreased due to lower revenue levels, Consumer Brand gross profit margins increased for the six months ended June 30, 2004, as compared to the same period in 2003, as a result of higher inventory obsolescence reserves recorded in the 2003 period, as compared to the 2004 period. The inventory obsolescence reserves were due to product rationalization activities within this segment.

•	Contract Manufacturing gross profit decreased for the six months ended June 30, 2004, as compared with the six months ended June 30, 2003, principally due to lower margins on livestock de-wormer product sales as a result of increased pricing pressure and inventory obsolescence reserve requirements recorded as a result of excess inventory on-hand.
Operating Expenses
     Operating expenses increased $1.7 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. Sales and marketing expenses decreased $0.3 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to lower marketing related costs. General and administrative expenses increased $2.9 million for the six months ended June 30, 2004, as compared to June 30, 2003. The increase is primarily due to elevated legal and outside consulting costs as a result of the Audit Committee’s internal investigation and outside audit and consulting support costs incurred in relation to the Restatement. Research and development expenses decreased $0.8 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, as clinical study expenses were higher in 2003 due to research activities related to IVERHART® PLUS.
     On increased revenues, warehouse and distribution expenses remained nearly flat for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
Interest Expense and Other Income
     Interest expense increased $0.6 million or 353% for the six months ended June 30, 2004, as compared to the same 2003 period, due to higher average borrowing levels and higher average interest rates.

The increased borrowings were a result of the King and Delmarva acquisitions in the third quarter of 2003 which were funded with the Company’s revolving line of credit. The Company’s average interest rate for the six months ended June 30, 2004 was 4.94%, as compared with 3.27% for the six months ended June 30, 2003.
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
     In accordance with SFAS No. 109, “Income Taxes”, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize deferred tax assets for the annual period ended December 31, 2004, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Accordingly, the estimated tax provision for this amount has been recorded in the six month period ended June 30, 2004.
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
Liquidity and Capital Resources
     For the six months ended June 30, 2004, operating activities provided approximately $4.9 million in cash. Principal operating sources of cash included a decrease in inventories and prepaid expenses and other assets of $1.5 and $0.5 million, respectively, a decrease in accounts payable of $1.6 million and income from operations of $1.6 million after adjusting for non-cash charges to operations. The decrease in inventories was primarily due to the recognition of consignment sale transactions.
     For the six months ended June 30, 2003, operating activities used approximately $2.3 million in cash. Principal operating uses of cash included an increase in inventories and accounts receivable of $3.1 and $0.9 million, respectively. These uses of cash were partially offset by an increase in accounts payable of $1.9 million and income from operations of $0.2 million after adjusting for non-cash charges to operations.
     For the six months ended June 30, 2004 and 2003, cash used in investing activities was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product license rights and other intangible assets which include trademarks.
     Cash flows from financing activities for the six months ended June 30, 2004 and 2003, reflects activity under the Credit Agreement, which is used primarily to fund working capital needs, and proceeds from the VBSA Notes (see below). In 2003, the Credit Agreement was also used to fund the Delmarva and King acquisitions. The Company had planned to substitute the additional short-term borrowing for these acquisitions with a longer-term facility at more favorable rates. However, shortly after completing these acquisitions, the Company informed its lenders that it was not able to meet its September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base, as defined in the Credit Agreement.
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
     At June 30, 2004, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement. As of June 30, 2004, the Credit Agreement had a floating interest rate based on Prime plus 1%. At June 30, 2004, the Company had $18.1 million of floating rate debt under the Credit Agreement. The interest rate on the Credit Agreement as of June 30, 2004, was 5.00%. Effective August 22, 2005, the Credit Agreement has been amended and bears interest at Prime plus 1/2% and has a maturity date of September 30, 2006.
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
     A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At June 30, 2004, the Company had a weighted average interest rate for its combined financing facilities of 5.17%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended June 30, 2004, the Company would have experienced additional interest expense of $271,000 for the twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $1.3 million. This assumes no change in the principal or a reduction of such indebtedness at June 30, 2004. The Company has no significant fixed-rate, long-term debt obligations.
Item 4. Controls and Procedures.
Evaluation of the Company’s Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the Restatement (see Item 2. MD&A and Note 12. “Restatement of Consolidated Financial Statements”), and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at June 30, 2004, at a reasonable level of assurance, as a result of the material weaknesses described below.
Identification of Material Weaknesses in Internal Control over Financial Reporting
     The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain material weaknesses and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures as of June 30, 2004, current management identified the following material weaknesses in Virbac’s internal control over financial reporting as of June 30, 2004:
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

     In connection with its audits of the consolidated financial statements, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required.
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
     Other than as summarized above, during the Company’s fiscal quarter ended June 30, 2004, there were no other changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II – Other Information.
Item 1. Legal Proceedings.
     From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of June 30, 2004, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
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
     In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. The Court extended the stay to allow the parties to finalize the settlement documents and submit them to the Court for approval. The Company expects the settlement documents will be submitted to the Court by September 20, 2005. Assuming that the settlement is finalized and approved by the Court, the Company anticipates that the settlement amount will be fully funded by existing insurance.
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

Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	(6); Ex. 10.28

10.2	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	(6); Ex. 10.29

10.3	Employment Agreement by and between Virbac Corporation and Jean M. Nelson, dated as of May 20, 2004.	(7); Ex. 10.31

10.4	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	(5); Ex. 10.14

10.5	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	(5); Ex. 10.15

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.6	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.	(5); Ex. 10.19

10.7	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(5); Ex. 10.18

10.8	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	(5); Ex. 10.16

10.9	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	(5); Ex. 10.17

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
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
     (6) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)
     (7) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 000-24312)
(b) Reports on Form 8-K
     On April 30, 2004, the Company filed a Form 8-K concerning a press release issued by the Company’s French Parent disclosing the Restatement reported under Item 5 and Item 7.
     On June 3, 2004, the Company filed a Form 8-K concerning the appointment of Jean Nelson as the Company’s Chief Financial Officer reported under Item 5 and Item 7.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION
Date:	September 12, 2005	By:	/s/ Erik R. Martinez
Erik R. Martinez
President and Chief Executive Officer

Date:	September 12, 2005	By:	/s/ Jean M. Nelson
Jean M. Nelson
Executive Vice President and Chief Financial Officer

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	(6); Ex. 10.28

10.2	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	(6); Ex. 10.29

10.3	Employment Agreement by and between Virbac Corporation and Jean M. Nelson, dated as of May 20, 2004.	(7); Ex. 10.31

10.4	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	(5); Ex. 10.14

10.5	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	(5); Ex. 10.15

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.6	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.	(5); Ex. 10.19

10.7	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(5); Ex. 10.18

10.8	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	(5); Ex. 10.16

10.9	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	(5); Ex. 10.17

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
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
     (6) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)
     (7) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 000-24312)