Form 10-Q
period 2005-03-31
VIRBAC CORP
filed 2005-10-25
CIK 922814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
          YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, $0.01 par value	22,335,906 shares

VIRBAC CORPORATION

i

PART I – Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,285	$3,717
Accounts receivable – trade (net of reserves of $41 and $35, respectively)	8,000	6,268
Accounts receivable – Virbac S.A. and subsidiaries	181	419
Inventories	10,630	10,942
Prepaid expenses	1,253	1,375
Other current assets	358	480

Total current assets	23,707	23,201

Property, plant and equipment, net	12,280	12,377
Goodwill, net	4,937	5,006
Intangibles and other assets, net	20,245	20,472

Total assets	$61,169	$61,056

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and notes payable	$13,010	$13,004
Checks outstanding	1,135	1,403
Accounts payable – trade	3,550	2,845
Accounts payable – Virbac S.A. and subsidiaries	466	537
Sales related and product replacement reserves	2,271	2,236
Accrued expenses	5,663	5,863

Total current liabilities	26,095	25,888

Notes payable	20	3
Notes payable — Virbac S. A.	9,000	9,000
Unearned product license fees	6,141	6,299
Liability related to contingent consideration	1,923	2,173

Total liabilities	43,179	43,363

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock – 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,325,406 and 22,312,906 issued and outstanding in 2005 and 2004)	223	223
Additional paid-in capital	35,033	35,003
Accumulated deficit	(17,266)	(17,533)

Total shareholders’ equity	17,990	17,693

Total liabilities and shareholders’ equity	$61,169	$61,056

The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	For the Three Months Ended
	March 31,
	2005	2004
Revenues	$19,091	$21,547
Cost of goods sold	10,559	12,303

Gross profit	8,532	9,244

Operating expenses:
Sales and marketing	3,535	3,591
General and administrative	2,772	3,806
Research and development	909	937
Warehouse and distribution	544	556

Total operating expenses	7,760	8,890

Income from operations	772	354

Interest expense	(402)	(384)
Other income	3	19

Income (loss) before provision for income taxes	373	(11)
Provision for income taxes	(106)	(12)

Net income (loss)	$267	$(23)

Basic income (loss) per share	$0.01	$—

Diluted income (loss) per share	$0.01	$—

Basic shares outstanding	22,322	22,257
Diluted shares outstanding	22,803	22,257
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$267	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for excess and obsolete inventories	(2)	317
Depreciation and amortization	592	724
Provision for doubtful accounts	(8)	(34)
Recognition of unearned product license fees	(158)	(197)
Reduction of acquisition related deferred income taxes included in goodwill	69	12
Impairment of long-lived assets	2	10
Loss on disposal of assets	2	—
Changes in operating assets and liabilities
Increase in accounts receivable	(1,486)	(2,683)
Decrease in inventories	314	438
Decrease in consigned inventories	—	1,648
Decrease in prepaid expenses and other assets	252	272
Increase in accounts payable	634	2,852
Increase (decrease) in sales related reserves, net	35	(345)
(Decrease) increase in accrued expenses	(269)	597
Increase in taxes payable	37	—

Net cash provided by operating activities	281	3,588

Cash flows from investing activities
Purchase of property, plant and equipment	(223)	(473)
Payment of contingent consideration	(250)	—
Acquisition of equipment under capital lease	(25)	—
Acquisition of product license rights and other intangible assets	—	(20)

Net cash used in investing activities	(498)	(493)

Cash flows from financing activities
Net repayments under revolving line of credit	—	(60)
Repayment of long-term debt and notes payable	23	(1)
Change in outstanding checks	(268)	(1,064)
Issuance of common stock	30	—

Net cash used in financing activities	(215)	(1,125)

(Decrease) increase in cash and cash equivalents	(432)	1,970
Cash and cash equivalents, beginning of period	3,717	4

Cash and cash equivalents, end of period	$3,285	$1,974

Supplemental disclosure of cash flow information:
Cash paid for interest	$363	$304
Cash paid for income taxes	$—	$13
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements, which include the accounts of Virbac Corporation and its wholly-owned subsidiaries (“Virbac” or the “Company”), have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.
     This interim report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) which was filed with the SEC on August 30, 2005.
     For the periods presented, there were no components of other comprehensive income and, consequently, comprehensive income was equivalent to the reported net income or loss.
2. Stock-Based Compensation
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the Company’s fixed price stock option plans, as the exercise price of options is equal to the stock price on the date of grant. Had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant dates consistent with the fair value recognition provisions prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004
Net income (loss), as reported	$267	$(23)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(82)	(110)

Pro forma net income (loss)	$185	$(133)

Basic income (loss) per share, as reported	$0.01	$—
Diluted income (loss) per share, as reported	$0.01	$—

Pro forma basic income (loss) per share	$0.01	$(0.01)
Pro forma diluted income (loss) per share	$0.01	$(0.01)
      No options were granted during the three month periods ended March 31, 2005 or 2004.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
3. Earnings Per Share
     The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income (loss)	$267			$(23)

Basic EPS
Net income (loss) available to common stockholders	267	22,322	$0.01	(23)	22,257	$—
Effect of dilutive securities:
Stock options		149			—
Shares owed to VBSA		60			—
VBSA under antidilution provisions of merger agreement		272			—

Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$267	22,803	$0.01	$(23)	22,257	$—

     Because the Company reported a loss for the three months ended March 31, 2004, the net loss per diluted share for the period excludes the effect of 537,000 common stock equivalents. Additionally, there were 293,000 and 345,000 options at March 31, 2005 and 2004, respectively, which were excluded from the calculation of common stock equivalents as the effect of their inclusion would be anti-dilutive.
4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
(In thousands)	2005	2004
Raw materials	$6,837	$6,337
Finished goods	6,937	8,084

	13,774	14,421
Less: Reserve for excess and obsolete inventories	(3,144)	(3,479)

	$10,630	$10,942

5. Borrowings Under Revolving Line of Credit and Notes Payable

	March 31,	December 31,
(In thousands)	2005	2004
Credit Agreement	$13,000	$13,000
VBSA Notes	9,000	9,000
Note payable under capital lease	24	—
Installment note payable	6	7

Total borrowings	22,030	22,007
Less current portion	(13,010)	(13,004)
VBSA Notes and installment note payable	$9,020	$9,003

     At March 31, 2005, Virbac’s Credit Agreement with First Bank dated as of September 7, 1999, as amended (the “Credit Agreement”), provided for funding of up to $20.0 million, the availability of which is

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at March 31, 2005, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”) plus 1.00%. At March 31, 2005 and December 31, 2004, the interest rate on the loans under the Credit Agreement was 7.25% and 6.25%, respectively, and there was a $215,000 letter of credit outstanding under the Credit Agreement at March 31, 2005. The Company securitized the outstanding letter of credit with a Certificate of Deposit in the amount of $216,000 that is recorded in other noncurrent assets.
          Effective in the fourth quarter of 2003, the Company was in default under the Credit Agreement as a result of its inability to meet reporting period covenants, noncompliance with certain financial covenants and borrowings in excess of the borrowing base as defined in the Credit Agreement. On April 9, 2004 the Company entered into a Forbearance Agreement under the Credit Agreement (the “Forbearance Agreement”) with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement, the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
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
          In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of Virbac S.A., a French Corporation and the Company’s indirect majority shareholder (“VBSA”), (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of March 31, 2005 was 7.10%. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006 and the maturity date for the June Note has been extended to April 9, 2006.
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the eighth amendment to the Credit Agreement (the “Eighth Amendment”). Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the permanent waiver of any existing events of default. At August 31, 2005, total borrowings under the Credit Agreement were $8.5 million, availability was $4.9 million and management believes the Company was in compliance with all covenants.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
          The Company’s cash requirements during 2004, and continuing into early 2005, have been unusually high due to elevated legal, accounting and consulting fees associated with the internal investigation initiated by the Audit Committee of the Company’s Board of Directors (“Audit Committee”) in late 2003, the restatement and related audits of the Company’s historical financial statements, the SEC investigation and the shareholder lawsuits. See Note 6. “Commitments and Contingencies” for a further discussion of these matters. To date the Company has been able to fund these additional cash requirements from operating cash flows, the VBSA Notes and insurance coverage provided by its directors’ and officers’ insurance policy.
          Management expects that the unusual cash requirements related to the aforementioned matters will be substantially reduced during the second half of 2005, due to the completion or near resolution of these matters. Additionally, the Company has successfully entered into the Eight Amendment of its Credit Agreement, thereby extending the availability of this facility through September 30, 2006, and has extended the maturity dates of the VBSA Notes. The resolution of the aforementioned matters and the extension of the Company’s borrowing arrangements, combined with the improved operating results provide the Company with the liquidity to fund operating activities in the ordinary course and make scheduled debt repayments.
6. Commitments and Contingencies
Legal Proceedings
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of March 31, 2005, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
     Putative Securities Class Action Litigation
          On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Northern District of Texas, Fort Worth Division, (the “Court”) against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer, and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer, and Secretary), and Pascal Boissy (the Chairman of the Board of Directors) (Bell, Rougraff, and Boissy collectively, the “individual defendants”). The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act (“Rule 10b-5”), and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs.
          On September 10, 2004, the plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”), asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. The plaintiffs generally alleged in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases, and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Company’s Common Stock, $0.01 par value per share (the “Common Stock”), sharply declined, allegedly damaging the plaintiffs. The plaintiffs sought to recover monetary compensation for all damages sustained as

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper. In December 2004, Virbac, VBSA, and the individual defendants filed motions to dismiss the Amended Complaint. Opposition and reply briefs have been filed, but no decision had been rendered.
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. On September 15, 2005, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”), formalizing the terms of the settlement. On September 16, 2005, the parties filed an agreed motion requesting the Court to, among other things, certify the Securities Class Action for settlement purposes and to preliminarily approve the settlement. On October 4, 2005, the Court issued an Order (the “Preliminary Approval Order”) certifying the Class (as defined below) for settlement purposes and granting preliminary approval of the settlement as set forth in the Settlement Agreement and the proposed plan of allocation.
          Under the terms of the settlement preliminarily approved by the Court, persons who purchased or otherwise acquired Virbac common stock from May 3, 2001 to November 12, 2003, inclusive (the “Class”), may be eligible to participate in the settlement. The terms of the settlement and the proposed plan of allocation will be described in a notice (the “Notice”) that will be sent to all members of the Class in accordance with the procedures set forth in the Preliminary Approval Order. The Notice will also describe the steps that members of the Class must take to pursue any potential recovery under the settlement, to object to the fairness, reasonableness, and adequacy of the settlement, and/or to opt out of the settlement. The Court has scheduled a hearing (the “Settlement Fairness Hearing”) for Thursday, December 1, 2005, at 10:00 a.m. in the United States District Court. At the Settlement Fairness Hearing, the Court will consider various matters, including whether to grant final approval of the settlement, whether judgment should be entered dismissing the Securities Class Action with prejudice, and class counsel’s applications for attorneys’ fees and the reimbursement of expenses.
          Separately, the Company has entered into an agreement with its insurance carriers (the “Insurers”), which provides that the Insurers will fund in full the settlement amount set forth in the Settlement Agreement.
     Shareholder Derivative Lawsuit
          On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits in the Court, derivatively on behalf of the Company against Virbac, as a nominal defendant, and Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre Pagès, Alec Poitevint, and Jean-Noel Willk, all current or former members of Virbac’s Board of Directors, and Joseph A. Rougraff, a former officer of the Company (collectively, the “individual defendants”). These two lawsuits have been consolidated (the “Shareholder Derivative Action”), and on December 3, 2004, the Court appointed lead counsel for the plaintiffs. On March 1, 2005, the plaintiffs filed a consolidated amended derivative shareholder complaint (the “Amended Derivative Complaint”), asserting claims against: defendants Bell and Rougraff for improper financial reporting under the Sarbanes-Oxley Act of 2002 (“SOX”); all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to alleged insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.
          The plaintiffs generally allege in the Amended Derivative Complaint that the individual defendants caused Virbac to issue financial statements, press releases, and other public statements that were false and

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 31, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session, but were unable to settle the action. On July 13, 2005, the Court extended the stay until July 25, 2005 to allow the parties to continue settlement discussions. That stay has now expired. While settlement discussions are ongoing, an agreed-upon briefing schedule was approved by the Court regarding the filing of motions to dismiss the Amended Derivative Complaint. Under the schedule, nominal defendant Virbac’s and the individual defendants’ motions to dismiss were filed on August 15, 2005; the plaintiffs’ opposition brief was filed on September 29, 2005; and defendants’ reply briefs are due on October 24, 2005.
          Additionally, on August 25, 2005, plaintiffs served document requests on all defendants. On, September 16, 2005, defendants filed a Motion to Stay Discovery Pending Resolution of Their Motions to Dismiss (the “Motion to Stay Discovery”). On October 6, 2005, the parties stipulated to stay briefing on the Motion to Stay Discovery until October 14, 2005, in an effort to resolve informally the matters raised in that motion. On October 14, 2005, the parties stipulated to extend that stay until October 31, 2005. If the parties fail to resolve the issues informally by October 31, 2005, plaintiffs will file their opposition to the Motion to Stay Discovery by November 10, 2005, and defendants will file any reply by November 17, 2005.
          While Virbac has entered into a Settlement Agreement in the Securities Class Action that has been preliminarily approved by the Court and is currently in ongoing settlement discussions to resolve the Shareholder Derivative Action, the Company cannot predict the final outcome of these lawsuits at this time. For example, in the Securities Class Action, the Settlement Agreement may not be finally approved by the Court, in which case the Securities Class Action could become active again. An adverse result in either lawsuit could have a material adverse effect on the Company’s financial condition and liquidity in the event that final settlement amounts and/or judgments exceed the limits of the Company’s insurance policies or the Insurers decline to fund such final settlements/judgments. To date, the Company’s Insurers have provided coverage for the submitted expenses incurred in defending both actions as claims under the relevant policies, and, as discussed above, the Company has entered into an agreement with the Insurers, which provides that the Insurers will fund in full the settlement amount set forth in the Settlement Agreement.
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
Acquisition of Licensing Rights
          In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. These payments were recorded as research and development expenses when paid since the products underlying the licensing rights had not been approved for marketing by the Food and Drug Administration (“FDA”) at the time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs are recorded as research and development expense in the periods in which they are incurred. No additional expenses were incurred in the three months ended March 31, 2005, and approximately $980,000 has been incurred from inception through March 31, 2005.
Pfizer Agreement
          In 2000, the Company entered into an agreement with Pfizer Inc. (“Pfizer) to sublicense to Pfizer the Company’s North American distribution rights for two equine products through 2015. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003, and accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, and is adjusted for historical experience. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized approximately $158,000 and $197,000 of revenue during the three months ended March 31, 2005 and 2004, respectively.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Environmental Liability
          PM Resources, Inc., a Missouri corporation (“PMR”) is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of March 31, 2005, approximately $510,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $388,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
Adjustment of the Merger Shares
          In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab S.A.S., a French corporation (“Interlab”), until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date Virbac, Inc., a Delaware corporation, was merged with and into Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”), (the “Merger”), the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of, (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current shareholders. As of March 31, 2005, 181,500 pre-Merger options were outstanding. In 2003, approximately 40,000 shares of Common Stock were issued from the exercise of pre-Merger options. As a result, approximately 60,000 shares are currently owed to Interlab for the pre-Merger options exercised in 2003 and will be issued prior to December 31, 2005. These shares have been included in the calculation of diluted earnings per share. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these Merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.
Delmarva Contingent Consideration
          During 2003, the Company purchased 100% of the outstanding shares of the common stock of Delmarva for a base purchase price of $2.5 million in cash and an additional contingent purchase consideration of up to $2.5 million. The purchase agreement provides that the contingent consideration will be paid in increments based upon the attainment of several performance thresholds of the products purchased. The various stated performance thresholds generally include the registration and revenue goals of a product right purchased, as well as gross profit milestones within a specified time period for the other products purchased.
          During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. The contingent payment was recorded as a reduction to the liability related to contingent consideration in the accompanying Consolidated Balance Sheet as of March 31, 2005.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
7. Segment and Related Information
          The Company has three reportable segments. The Veterinary segment manufactures and distributes pet health products mainly to veterinary offices. The Consumer Brand segment manufactures and distributes pet health products to pet stores, farm and feed stores, and the mass retail market. The Contract Manufacturing segment offers a broad range of services and specialized expertise in the manufacture of highly regulated products and manufactures and distributes certain livestock products.
          Each segment uses the accounting policies described in Note 2. “Summary of Significant Accounting Policies” of the 2004 10-K.
          The Company’s reportable segments utilize different channels of distribution, are managed separately, sell different products and have different marketing strategies.
          Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated

For the three months ended March 31, 2005
Revenues	$10,358	$5,344	$3,389	$—	$19,091
Income from operations	3,417	440	589	(3,674)	772
Interest and other expense	—	—	—	(399)	(399)
Net income	—	—	—	267	267

For the three months ended March 31, 2004
Revenues	$10,226	$5,286	$6,035	$—	$21,547
Income from operations	3,682	516	931	(4,775)	354
Interest and other expense	—	—	—	(365)	(365)
Net loss	—	—	—	(23)	(23)
8. Goodwill and Other Intangible Assets
          The Company has intangible assets which include patents and certain product rights with determinable lives and trademarks and other product rights with indefinite lives. During the three months ended March 31, 2005 and 2004, the Company had no charges to expense related to impaired patents with determinable lives and $2,000 and $10,000, respectively, to expense related to impaired trademark rights with indefinite lives. The impairment charges for the three months ended March 31, 2005, related to trademark rights with indefinite lives of $2,000 were for the Veterinary segment. The impairment charges for the three months ended March 31, 2004 by segment were $3,000 and $7,000 for the Consumer Brand and Veterinary segments, respectively. The impairment charges in all periods were recorded in sales and marketing expense in the Consolidated Statements of Operations.
9. Concentration of Credit Risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 20% and 11% of revenues for the three months ended March 31, 2005 and 2004, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
group at March 31, 2005 and December 31, 2004, were approximately $2.8 million and $1.9 million, respectively.
10. Recently Issued Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”) which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, (“APB No. 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.
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
11. Subsequent Events
          On April 29, 2005 the Company filed its restated audited financial statements for each of the years 2001 and 2002, its restated unaudited interim financial data for all quarters in 2001 and 2002, its restated unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003, and its audited financial results for 2003 in its Annual Report on Form 10-K (the “Restatement”). Also, on May 6, 2005, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
          On August 2, 2005, the Company and VBSA entered into an agreement to amend the VBSA Notes. On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into an amendment to the Credit Agreement. See Note 5. “Borrowings Under Revolving Line of Credit and Notes Payable” for a further discussion of these matters.
          On August 30, 2005, the Company filed its audited financial statements for each of the years ended 2004, 2003 and 2002 in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company filed its quarterly reports on Form 10-Q for each of the quarters ended March 31 and September 30, 2004 on September 12, 2005, and for the quarter ended June 30, 2004, on September 13, 2005.
          On October 4, 2005, the Court granted preliminary approval of the Settlement Agreement terms presented by the Company and the Plaintiffs with regard to the putative class action litigation. See Note 6. “Commitments and Contingencies” for a further discussion of this matter.

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
Overview
          Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health national accounts, distributors and wholesalers; and the Contract Manufacturing segment, which offers a broad range of services and specialized expertise in the manufacture of highly regulated products and manufactures and distributes certain livestock products. The Contract Manufacturing segment operates as PMR, which is a wholly-owned subsidiary of the Company. PMR is based in a 176,000 square-foot Environmental Protection Agency (“EPA”) and FDA registered facility in Bridgeton, Missouri, and formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemicals industries, including products for over 20 international, national and regional veterinary pharmaceutical companies. Detailed operating results for these segments may be found in Note 7. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”
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
          A significant amount of the Company’s sales and marketing expenses are in the Veterinary segment and the vast majority of the research and development spending is dedicated to this segment as well. Virbac has devoted substantial resources to the research and development of innovative products in the Veterinary segment, where the Company strives to develop high value products. Virbac’s products are widely recognized by veterinarians for their quality and proven effectiveness. The Company’s veterinary products are sold to veterinarians exclusively through distributors. The Company considers its relationships with both the distributors and veterinarians to be critical to its success.
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
          In the Notes to the Consolidated Financial Statements in the 2004 10-K, the significant accounting policies used in the preparation of the consolidated financial statements are described. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
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
          During 2003, Company recognized revenue for certain of its product sales, principally the livestock de-wormer product sales and sales transactions for which there was a warehousing arrangement in connection with the delivery, at the time of cash collection as collectibility was not reasonably assured at the time of shipment. Accordingly, in the first quarter of 2004, the Company recognized revenue of $2.0 million for products which were shipped in 2003, but were paid for in 2004.
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

          The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from the Company’s estimates, the Company may be exposed to an impairment charge related to its goodwill or intangibles. The total value of the Company’s goodwill and intangibles at March 31, 2005, was $24.9 million.
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

     Business Combinations
          The Company accounts for business combinations using the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations. The results of operations of the acquired business are included in the consolidated results of operations from the date of acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired companies based on their respective fair values. Any excess of the purchase price over estimated fair values of the tangible and identified intangible assets acquired has been recorded as goodwill. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.
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

Results of Operations
          The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months
	Ended March 31,
	2005	2004
Revenues	100%	100%
Cost of goods sold	55	57

Gross profit	45	43

Operating expenses:
Sales and marketing	19	17
General and administrative	14	18
Research and development	5	4
Warehouse and distribution	3	2

Total operating expenses	41	41

Income from operations	4	2
Interest expense and other income	(2)	(2)

Income (loss) before provision for income taxes	2	—
Provision for income taxes	(1)	—

Net income (loss)	1%	—%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
     Revenues
          Revenues decreased by approximately $2.5 million, or 11%, for the three months ended March 31, 2005, as compared with the three months ended March 31, 2004. Specifically, revenues by segment were as follows:

	For the Three Months
	Ended March 31,
(In thousands, except for percentages)			Change
	2005	2004	Dollars	%
Veterinary	$10,358	$10,226	$132	1%
Consumer Brand	5,344	5,286	58	1%
Contract Manufacturing	3,389	6,035	(2,646)	(44%)

Totals	$19,091	$21,547	$(2,456)	(11%)

•	Veterinary revenues in total remained essentially flat for the three months ended March 31, 2005, as compared with the three months ended March 31, 2004, however, the heartworm preventative and dental product categories reported increased revenues that were offset by a decrease in the pesticide product category revenues. Heartworm preventative product category revenues in the first quarter of 2005 were positively impacted by the FDA recall in September 2004 of a competitive heartworm preventative, which had significant market share. The dental product category reported increased revenues in the three months ended March 31, 2005, as compared to the three months ended March

31, 2005, primarily due to the continued growth of a significant dental chew product. The decrease in the pesticide product category revenues is the result of a Company-initiated recall late in the first quarter of 2004 of its flea and tick collar due to product efficacy issues. Virbac purchased this product from VBSA and has been reimbursed in full for the costs of all unused product and other costs associated with the recall.

•	Consumer Brand revenues also remained essentially flat for the three months ended March 31, 2005, as compared with the three months ended March 31, 2004. However, the nutraceuticals product category revenues in the first quarter of 2005 were positively impacted by increased sales of a vitamin supplement that the Company cross-licenses from Pfizer. This increase in revenues was offset by a decrease in the Company’s private label product sales primarily due to its decision to discontinue unprofitable business with one of its customers.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations, livestock de-wormer product sales and equine products that are sold exclusively to Pfizer. Sales decreased by $2.6 million, or 44%, for the period ended March 31, 2005, as compared to the year ago period, primarily due to a decrease of $2.3 million in livestock de-wormer product sales. During 2004, livestock de-wormer product sales were subjected to extreme competitive pricing pressure which has negatively impacted revenues and margins. Accordingly, the Company has determined that this product category is not core to its ongoing business operations and has phased out this product from its product portfolio as of the end of 2004.
     Gross Profit
          Gross profit decreased by $0.7 million, or 8%, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. Gross profit as a percentage of revenues increased to 45% for the three months ended March 31, 2005, compared to 43% for the three months ended March 31, 2004. Specifically, gross profit by segment was as follows:

	For the Three Months Ended March 31,
					Change
(In thousands, except for percentages)		Gross		Gross
	2005	Profit %	2004	Profit %	Dollars	%
Veterinary	$6,276	61%	$6,543	64%	$(267)	(4)%
Consumer Brand	1,640	31%	1,748	33%	(108)	(6)%
Contract Manufacturing	616	18%	953	16%	(337)	(35)%

Totals	$8,532	45%	$9,244	43%	$(712)	(8)%

•	Veterinary gross profit margin decreased for the three months ended March 31, 2005, as compared to the year ago period, 3 percentage points, primarily as a result of decreased margins in key product categories that include the dermatology, dental, endocrinology and heartworm preventative product categories. Gross profit margins in the first quarter of 2005 have been negatively impacted by competitive pricing and accordingly, the Company has offered pricing discounts to continue to increase sales.

•	Consumer Brand gross profit margins for the three months ended March 31, 2005, as compared to the year ago period, decreased 2 percentage points period over period. The decrease in gross profit margin in the first quarter of 2005 as compared to the year ago period was a result of lower gross profit margins in the dermatology, pesticide and aquatic product categories due to increased competitive pricing. Additionally, the nutraceutical product category reported lower gross profit margins in the first quarter of 2005, as compared to the year ago period due to increased third-party product costs. These decreases in gross profit margins were slightly offset by an increase in the first quarter of 2005 gross profit margins in the dental and private label product categories. Dental product category gross profit margins increased as a result of continued growth in sales of a significant dental chew product that has higher gross profit margins than other dental products. Private label product category gross profit margins increased due to the discontinuation of sales to an unprofitable customer.

•	Contract Manufacturing gross profit decreased $0.3 million, or 35%, for the three months ended March 31, 2005, as compared with the year ago period, due to lower sales. Gross profit margins increased 2 percentage points for the three months ended March 31, 2005, as compared to the same period in 2004, due primarily to the elimination of the livestock de-wormer product category. During 2004, livestock de-wormer product sales were subjected to extreme competitive pricing pressure which has negatively impacted revenues and margins. Accordingly, the Company has determined that this product category is not core to its ongoing business operations and has phased out this product from its product portfolio as of the end of 2004.
     Operating Expenses
          Operating expenses of $7.8 million for the three months ended March 31, 2005 reflect a decrease of $1.1 million or 13%, as compared to the year ago period. As a percentage of revenues, operating expenses remained flat at 41% for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. Sales and marketing expenses were nearly flat in absolute dollars, period over period, as the Company maintained a consistent level of promotional and marketing activities in each of these periods. In both periods, general and administrative expenses have been unusually high, primarily due to elevated legal and outside consulting costs related to the Audit Committee’s internal investigation and outside audit and consulting costs incurred in connection with the Restatement. For the three months ended March 31, 2005 and 2004, incremental costs related to the aforementioned activities were $1.4 million and $2.1 million, respectively, which represents the principal decrease in overall operating expenses period over period. The principal reason for the decrease was due to lower outside consulting and legal expenses offset by increased audit fees related to the Restatement. These costs were non-recurring in nature; however, the above mentioned activities have occurred throughout 2004 and into the first half of 2005.
          Research and development expenses were fairly comparable period over period and reflect a consistent level of staffing and research projects in each period. On increased revenues, warehouse and distribution expenses remained nearly flat for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
           The Company is monitoring the valuation of one of the product categories acquired in connection with the acquisition of Delmarva. Actual revenues for the product category are below forecasted revenues. The Company will determine if a permanent impairment of this asset has occurred once comprehensive market evaluation data becomes available and if the revenue shortfall is sustained. The carrying value of this product category asset was $1.6 million at March 31, 2005 and is recorded as an intangible asset in the Consolidated Balance Sheet. If the Company determines that this product category asset has been permanently impaired, the Company will record an impairment charge for the difference between the projected discounted cash flows and the asset’s carrying value.
     Interest Expense and Other Income
          Interest expense and other income of $0.4 million for the three months ended March 31, 2005, represents a slight increase as compared to the year ago period, due to lower average borrowing levels offset by higher overall interest rates. Average borrowings were $22.0 million and $25.5 million for the three months ended March 31, 2005 and 2004, respectively. The weighted average interest rates for the three months ended March 31, 2005 and 2004 were 7.19% and 4.75%, respectively.
     Taxes
          The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty of recognizing the associated benefit. As the Company realizes these deferred tax assets, an offsetting decrease is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.
          In accordance with SFAS No. 109, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize a benefit for its deferred tax assets for the year ending December 31, 2005, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Additionally, the Company expects to utilize all of the deferred tax assets related to its net operating loss carryforwards in 2005 and accordingly, expects to incur federal and state tax expense in 2005. Accordingly, the estimated tax provision for these amounts has been recorded in the interim financial statements included in this quarterly report on Form 10-Q.
Recently Issued Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154, which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB No. 20, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.
          In December 2004, the FASB issued FSP FAS 109-1. FSP FAS 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 is effective for the Company as of January 1, 2005, and the Company believes that this pronouncement will not have a significant impact on the Company’s effective tax rate in 2005.
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
Liquidity and Capital Resources
          For the three months ended March 31, 2005, operating activities provided approximately $0.3 million in cash. Principal operating sources of cash included income from operations of $0.8 million after adjusting for non-cash charges and credits to operations, an increase in accounts payable of $0.6 million and decreases in inventory and prepaid expenses and other assets of $0.3 million and $0.3 million, respectively. These sources of cash were offset by an increase in accounts receivable of $1.5 million and a decrease in accrued expenses of $0.3 million. The increase in accounts receivable is due to a slight decrease in collection rates.
          For the three months ended March 31, 2004, operating activities provided approximately $3.6 million in cash. Principal operating sources of cash included a decrease in inventory and prepaid expenses and other assets of $2.1 million and $0.3 million, respectively, an increase in accounts payable of $2.9 million and income from operations of $0.8 million, after adjusting for non-cash charges and credits to operations. The decrease in inventory was primarily due to the recognition of consignment sale transactions. These sources of cash were offset by an increase in accounts receivable of $2.7 million. Accounts receivables increased as a result of higher sales in the first quarter of 2004.
          For the three months ended March 31, 2005, cash used in investing activities included the acquisition of equipment used in the Company’s manufacturing operations and a $0.3 million payment related to contingent consideration in connection with the acquisition of Delmarva. See Note 6. “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” for further discussion of the contingent consideration payment. For the three months ended March 31, 2004, cash used in investing activities was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product license rights and other intangible assets which include trademarks.
          Cash flows used in financing activities generally reflect activity under the Credit Agreement, which is used primarily to fund working capital needs. However, in the fourth quarter of 2003, the Company was in default with certain terms under the Credit Agreement. These terms included the inability to meet reporting period covenants, noncompliance with certain financial covenants and borrowings in excess of the borrowing base as defined in the Credit Agreement. Accordingly, in the first quarter of 2004, there was minimal borrowing activity under the Credit Agreement. On April 9, 2004 the Company entered into the Forbearance Agreement with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
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

          In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed the April Notes, and on June 3, 2004, executed the June Note all in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of March 31, 2005 was 7.10%. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006, and the maturity date for the June Note has been extended to April 9, 2006.
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the Eighth Amendment. Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the permanent waiver of any existing events of default. At August 31, 2005, total borrowings under the Credit Agreement were $8.5 million, availability was $4.9 million and management believes the Company was in compliance with all covenants.
          The Company’s cash requirements during 2004, and continuing into early 2005, have been unusually high due to elevated legal, accounting and consulting fees associated with the internal investigation initiated by the Audit Committee in late 2003, the Restatement and related audits of the Company’s historical financial statements, the SEC investigation and the shareholder lawsuits. See Note 6. “Commitments and Contingencies” for a further discussion of these matters. To date the Company has been able to fund these additional cash requirements from operating cash flows, the VBSA Notes and insurance coverage provided by its directors’ and officers’ insurance policy.
          Management expects that the unusual cash requirements related to the aforementioned matters will be substantially reduced during the second half of 2005, due to the completion or near resolution of these matters. Additionally, the Company has successfully entered into the Eighth Amendment of its Credit Agreement, thereby extending the availability of this facility through September 30, 2006, and has extended the maturity dates of the VBSA Notes. The resolution of the aforementioned matters and the extension of the Company’s borrowing arrangements, combined with the improved operating results provide the Company with the liquidity to fund operating activities in the ordinary course and make scheduled debt repayments.
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

          At March 31, 2005, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement. As of March 31, 2005 the Credit Agreement had a floating interest rate based on Prime plus 1.00%. At March 31, 2005, the Company had $13.0 million, of floating rate debt under the Credit Agreement. The interest rate on the Credit Agreement as of March 31, 2005, was 7.25%. Effective August 22, 2005, the Credit Agreement has been amended and bears interest at Prime plus 1/2% and has a maturity date of September 30, 2006.
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
          A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At March 31, 2005, the Company had a weighted average interest rate of 7.19%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended March 31, 2005, the Company would have experienced additional interest expense of $220,000 for this twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $1.1 million. This assumes no change in the principal or a reduction of such indebtedness at March 31, 2005. The Company has no significant fixed-rate, long-term debt obligations.
Item 4. Controls and Procedures.
     Evaluation of the Company’s Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the restatement of the Company’s financial statements as described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at March 31, 2005, at a reasonable level of assurance, as a result of the material weaknesses described below.
     Identification of Material Weaknesses in Internal Control over Financial Reporting
          The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain material weaknesses and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, current management identified the following material weaknesses in Virbac’s internal control over financial reporting as of March 31, 2005:
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
          In connection with its audit of the consolidated financial statements for the year ended December 31, 2003, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required.
          In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:
•	the Restatement;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that Virbac and the Company’s independent registered public accounting firm identified;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2005, 2004 and 2003 Quarterly Reports on Form 10-Q and 2004 and 2003 Annual Reports on Form 10-K.
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
•	Virbac appointed a new CEO during the first quarter of 2004 and a new CFO during the first half of 2004.

•	Virbac has appointed a new member to its Board who qualifies as a financial expert in accordance with Section 407 of SOX. This Board member has also been appointed chairman of the Audit Committee.

•	Virbac has adopted a new charter for the Audit Committee, which meets the requirements of the SEC and the NASDAQ National Market listing standards.

•	Virbac has implemented the Virbac Corporation Code of Business Conduct & Ethics (the “Code of Ethics”), which is applicable to all Virbac directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and other financial personnel performing similar functions. The Code of Ethics satisfies, and in many respects exceeds, all of the requirements of SOX and the rules and regulations promulgated by the SEC pursuant to SOX. The Code of Ethics also satisfies, and in many respects exceeds, the listing standards established by the NASDAQ National Market, where the Company’s stock was previously quoted. The Code of Ethics has been disseminated to all Company employees and employees are required to certify their agreement to abide by the Code of Ethics. The Company has posted the Code of Ethics on its website at www.virbaccorp.com.

•	Virbac has adopted a whistleblower policy and has established a reporting process for employees by telephone hotline, e-mail, facsimile or physical address. The whistleblower policy provides employees direct anonymous access to the Audit Committee chairman or to the corporate governance committee.

•	The Audit Committee has exercised increased oversight over management’s assessment of internal control over financial reporting and response to control deficiencies identified in these assessments.

•	Virbac has established a Disclosure Review Committee, consisting of senior executives from the Company’s sales, research, operating and finance organizations. The Disclosure Review Committee was established to assist in the administration of disclosure controls and procedures with respect to the Company’s public disclosures, including SEC filings.

•	Virbac has sought to thoroughly understand the nature of the issues identified in the Audit Committee-sponsored internal investigation through discussions with its auditors and the independent counsel and forensic accountants engaged by the Audit Committee.

•	Virbac has recruited and continues to recruit new personnel to the accounting and financial reporting organization who have expertise in financial controls, financial reporting and cost accounting to improve the quality and level of experience of the Company’s finance organization.

•	Virbac has made changes to the Company’s organizational structure to provide a clearer segregation of responsibilities in connection with order entry, customer account management and inventory accounting.

•	Virbac has adopted and is implementing formal standard financial policies and procedures, education and training of employees on policies and procedures in an effort to constantly improve internal controls and the control environment. Generally accepted accounting principles (“GAAP”)-compliant revenue recognition policies have been communicated to sales, operations and financial personnel throughout the Company. The Company has also implemented new inventory obsolescence review and cycle-count policies.

•	Virbac implemented a standardized account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

•	The Company implemented new or revised accounting policies and procedures designed to comply with GAAP, which include the accounting for sales related and product replacement reserves, inventory obsolescence reserves and intangible assets.

•	The Company continues to work to improve its internal control over financial reporting. In this regard, Virbac has interviewed certain outside firms to assist the Company in further development of its disclosure controls and procedures and the evaluation of its internal control over financial reporting as required under Section 404 of SOX. Additionally, the Company has purchased and commenced the implementation of a fully integrated management information system, which will provide enhanced internal control features.
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
          As noted above, management continues to identify, develop and implement remedial measures, including the development of a detailed plan and timetable to comply with the internal control over financial reporting requirements established by Sections 302 and 404 of SOX as of and for the year ending December 31, 2007.
          Other than as summarized above, during the Company’s fiscal quarter ended March 31, 2005, there were no other changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II – Other Information.
Item 1. Legal Proceedings.
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of March 31, 2005, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition or operating results.
     Putative Securities Class Action Litigation
          On December 15, 2003, Martine Williams, a Virbac stockholder, filed the Securities Class Action in the Court against Virbac, VBSA, and the individual defendants. The complaint asserted claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act, and Rule 10b-5, and claims against VBSA and the individual defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs.
          On September 10, 2004, the plaintiffs filed the Amended Complaint, asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. The plaintiffs generally alleged in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases, and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Common Stock, sharply declined, allegedly damaging the plaintiffs. The plaintiffs sought to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper. In December 2004, Virbac, VBSA, and the individual defendants filed motions to dismiss the Amended Complaint. Opposition and reply briefs have been filed, but no decision had been rendered.
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 23, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session and reached a settlement in principle. On September 15, 2005, the parties entered into the Settlement Agreement, formalizing the terms of the settlement. On September 16, 2005, the parties filed an agreed motion requesting the Court to, among other things, certify the Securities Class Action for settlement purposes and to preliminarily approve the settlement. On October 4, 2005, the Court issued the Preliminary Approval Order certifying the Class for settlement purposes and granting preliminary approval of the settlement as set forth in the Settlement Agreement and the proposed plan of allocation.
          Under the terms of the settlement preliminarily approved by the Court, the Class, may be eligible to participate in the settlement. The terms of the settlement and the proposed plan of allocation will be described in the Notice that will be sent to all members of the Class in accordance with the procedures set forth in the Preliminary Approval Order. The Notice will also describe the steps that members of the Class must take to pursue any potential recovery under the settlement, to object to the fairness, reasonableness, and adequacy of the settlement, and/or to opt out of the settlement. The Court has scheduled the Settlement Fairness Hearing for Thursday, December 1, 2005, at 10:00 a.m. in the United States District Court. At the

Settlement Fairness Hearing, the Court will consider various matters, including whether to grant final approval of the settlement, whether judgment should be entered dismissing the Securities Class Action with prejudice, and class counsel’s applications for attorneys’ fees and the reimbursement of expenses.
          Separately, the Company has entered into an agreement with the Insurers, which provides that the Insurers will fund in full the settlement amount set forth in the Settlement Agreement.
     Shareholder Derivative Lawsuit
          On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits in the Court, derivatively on behalf of the Company against Virbac, as a nominal defendant, and the individual defendants. On December 3, 2004, the Court appointed lead counsel for the plaintiffs of the Shareholder Derivative Action. On March 1, 2005, the plaintiffs filed the Amended Derivative Complaint, asserting claims against: defendants Bell and Rougraff for improper financial reporting under SOX; all individual defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to alleged insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.
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
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 31, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session, but were unable to settle the action. On July 13, 2005, the Court extended the stay until July 25, 2005 to allow the parties to continue settlement discussions. That stay has now expired. While settlement discussions are ongoing, an agreed-upon briefing schedule was approved by the Court regarding the filing of motions to dismiss the Amended Derivative Complaint. Under the schedule, nominal defendant Virbac’s and the individual defendants’ motions to dismiss were filed on August 15, 2005; the plaintiffs’ opposition brief was filed on September 29, 2005; and defendants’ reply briefs are due on October 24, 2005.
          Additionally, on August 25, 2005, plaintiffs served document requests on all defendants. On, September 16, 2005, defendants filed the Motion to Stay Discovery. On October 6, 2005, the parties stipulated to stay briefing on the Motion to Stay Discovery until October 14, 2005 in an effort to resolve informally the matters raised in that motion. On October 14, 2005, the parties stipulated to extend that stay until October 31, 2005. If the parties fail to resolve the issues informally by October 31, 2005, plaintiffs will file their opposition to the Motion to Stay Discovery by November 10, 2005, and defendants will file any reply by November 17, 2005.
          While Virbac has entered into a Settlement Agreement in the Securities Class Action that has been preliminarily approved by the Court and is currently in ongoing settlement discussions to resolve the Shareholder Derivative Action, the Company cannot predict the final outcome of these lawsuits at this time. For example, in the Securities Class Action, the Settlement Agreement may not be finally approved by the Court, in which case the Securities Class Action could become active again. An adverse result in either lawsuit could have a material adverse effect on the Company’s financial condition and liquidity in the event that final settlement amounts and/or judgments exceed the limits of the Company’s insurance policies or the Insurers decline to fund such final settlements/judgments. To date, the Company’s Insurers have provided coverage for the submitted expenses incurred in defending both actions as claims under the relevant policies, and, as discussed above, the Company has entered into an agreement with the Insurers, which provides that the Insurers will fund in full the settlement amount set forth in the Settlement Agreement.
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
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the Eighth Amendment. Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the permanent waiver of any existing events of default. At August 31, 2005, the total borrowings under the Credit Agreement were $8.5 million, availability was $4.9 million and management believes the Company was in compliance with all covenants.

Item 6. Exhibits.

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	First Amendment to Secured Subordinated Promissory Note dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(5); Ex. 10.23

10.2	First Amendment to Secured Subordinated Promissory Note dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(5); Ex. 10.24

10.3	First Amendment to Secured Subordinated Promissory Note dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(5); Ex. 10.25

10.4	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(5); Ex. 10.22

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.5	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	(5); Ex. 10.21

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.
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

VIRBAC CORPORATION

Date: October 25, 2005	By:	/s/ Erik R. Martinez

Erik R. Martinez
President and Chief Executive Officer

Date: October 25, 2005	By:	/s/ Jean M. Nelson

Jean M. Nelson
Executive Vice President
and Chief Financial Officer

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	First Amendment to Secured Subordinated Promissory Note dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(5); Ex. 10.23

10.2	First Amendment to Secured Subordinated Promissory Note dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(5); Ex. 10.24

10.3	First Amendment to Secured Subordinated Promissory Note dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(5); Ex. 10.25

10.4	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(5); Ex. 10.22

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.5	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	(5); Ex. 10.21

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.
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