Form 10-Q
period 2005-06-30
VIRBAC CORP
filed 2005-10-25
CIK 922814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

VIRBAC CORPORATION

i

PART I — Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,579	$3,717
Accounts receivable — trade (net of reserves of $23 and $35, respectively)	7,887	6,268
Accounts receivable — Virbac S.A. and subsidiaries	200	419
Inventories	10,675	10,942
Prepaid expenses	1,123	1,375
Other current assets	606	480

Total current assets	23,070	23,201

Property, plant and equipment, net	12,128	12,377
Goodwill, net	4,376	5,006
Intangibles and other assets, net	20,060	20,472

Total assets	$59,634	$61,056

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and notes payable	$9,010	$13,004
Note payable — Virbac S. A.	2,000	—
Checks outstanding	981	1,403
Accounts payable — trade	3,388	2,845
Accounts payable — Virbac S.A. and subsidiaries	633	537
Sales related and product replacement reserves	2,365	2,236
Income taxes payable	185	—
Accrued expenses	5,993	5,863

Total current liabilities	24,555	25,888

Notes payable	17	3
Notes payable — Virbac S. A.	7,000	9,000
Unearned product license fees	5,983	6,299
Liability related to contingent consideration	1,923	2,173

Total liabilities	39,478	43,363

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock — 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,325,406 and 22,312,906 issued and outstanding in 2005 and 2004, respectively)	223	223
Additional paid-in capital	35,033	35,003
Accumulated deficit	(15,100)	(17,533)

Total shareholders’ equity	20,156	17,693

Total liabilities and shareholders’ equity	$59,634	$61,056

The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$22,042	$18,137	$41,133	$39,684
Cost of goods sold	10,790	10,440	21,349	22,743

Gross profit	11,252	7,697	19,784	16,941

Operating expenses:
Sales and marketing	3,843	3,337	7,378	6,928
General and administrative	2,573	2,440	5,345	6,246
Research and development	776	643	1,685	1,580
Warehouse and distribution	602	613	1,146	1,169

Total operating expenses	7,794	7,033	15,554	15,923

Income from operations	3,458	664	4,230	1,018

Interest expense	(431)	(404)	(833)	(788)
Other income	1	13	4	32

Income before provision for income taxes	3,028	273	3,401	262

Provision for income taxes	(863)	(83)	(969)	(95)

Net income	$2,165	$190	$2,432	$167

Basic income per share	$0.10	$0.01	$0.11	$0.01

Diluted income per share	$0.09	$0.01	$0.11	$0.01

Basic shares outstanding	22,326	22,289	22,323	22,273
Diluted shares outstanding	22,795	22,741	22,798	22,766
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$2,432	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for excess and obsolete inventories	(101)	721
Depreciation and amortization	1,184	1,442
Provision for doubtful accounts	—	(93)
Recognition of unearned product license fees	(316)	(394)
Reduction of acquisition related deferred income taxes included in goodwill	630	95
Impairment of long-lived assets	2	31
Loss on disposal of assets	3	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(1,400)	(90)
Decrease (increase) in inventories	368	(679)
Decrease in consigned inventories	—	2,173
(Increase) decrease in prepaid expenses and other assets	(50)	510
Increase in accounts payable	639	1,550
Increase (decrease) in sales related reserves, net	129	(476)
Increase in taxes payable	340	—
Increase (decrease) in accrued expenses	62	(16)

Net cash provided by operating activities	3,922	4,941

Cash flows from investing activities
Purchase of property, plant and equipment	(414)	(794)
Payment of deferred liability	(250)	—
Acquisition of equipment under capital lease	(25)	—
Acquisition of product license rights and other intangible assets	—	(138)

Net cash used in investing activities	(689)	(932)

Cash flows from financing activities
Net repayments under revolving line of credit	(3,994)	(7,219)
Proceeds from Virbac S. A. notes payable	—	9,000
Repayment of long-term debt and notes payable	14	(2)
Change in outstanding checks	(422)	(645)
Issuance of common stock	31	62

Net cash (used in) provided by financing activities	(4,371)	1,196

(Decrease) increase in cash and cash equivalents	(1,138)	5,205
Cash and cash equivalents, beginning of period	3,717	4

Cash and cash equivalents, end of period	$2,579	$5,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$744	$631
Cash paid for income taxes	$—	$14
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
          The accompanying unaudited interim consolidated financial statements, which include the accounts of Virbac Corporation and its wholly-owned subsidiaries (“Virbac” or the “Company”), have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.
          This interim report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) which was filed with the SEC on August 30, 2005.
          For the periods presented, there were no components of other comprehensive income and, consequently, comprehensive income was equivalent to the reported net income.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$2,165	$190	$2,432	$167
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(71)	(92)	(153)	(201)

Pro forma income (loss)	$2,094	$98	$2,279	$(34)

Basic income per share, as reported	$0.10	$0.01	$0.11	$0.01
Diluted income per share, as reported	$0.09	$0.01	$0.11	$0.01

Pro forma basic income (loss) per share	$0.09	$—	$0.10	$—
Pro forma diluted income (loss) per share	$0.09	$—	$0.10	$—
          No options were granted during the three or six month periods ended June 30, 2005 or 2004.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
3. Earnings Per Share
          The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$2,165			$190

Basic EPS
Net income available to common stockholders	2,165	22,326	$0.10	190	22,289	$0.01

Effect of dilutive securities:
Stock options		137			120
Shares owed to VBSA		60			60
VBSA under antidilution provisions of merger agreement		272			272

Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,165	22,795	$0.09	$190	22,741	$0.01

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$2,432			$167

Basic EPS
Net income available to common stockholders	2,432	22,323	$0.11	167	22,273	$0.01

Effect of dilutive securities:
Stock options		143			161
Shares owed to VBSA		60			60
VBSA under antidilution provisions of merger agreement		272			272

Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,432	22,798	$0.11	$167	22,766	$0.01

          There were 370,000 and 464,000 options, which were excluded from the calculation of common stock equivalents for the three month periods ended June 30, 2005 and 2004, respectively, and 370,000 and 417,000 options which were excluded from the calculation of common stock equivalents for the six month periods ended June 30, 2005 and 2004, respectively, as the effect of their inclusion would be anti-dilutive.
4. Inventories
          Inventories consist of the following:

	June 30,	December 31,
(In thousands)	2005	2004
Raw materials	$6,131	$6,337
Finished goods	7,449	8,084

	13,580	14,421
Less: Reserve for excess and obsolete inventories	(2,905)	(3,479)

	$10,675	$10,942

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
5. Borrowings Under Revolving Line of Credit and Notes Payable

	June 30,	December 31,
(In thousands)	2005	2004
Credit Agreement	$9,000	$13,000
VBSA Notes	9,000	9,000
Note payable under capital lease	22	—
Installment note payable	5	7

Total borrowings	18,027	22,007
Less current portion	(11,010)	(13,004)

Borrowings — long-term	$7,017	$9,003

          At June 30, 2005, Virbac’s Credit Agreement with First Bank dated as of September 7, 1999, as amended (the “Credit Agreement”), provided for funding of up to $15.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at June 30, 2005, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”), plus 1%. At June 30, 2005 and December 31, 2004, the interest rate on the loans under the Credit Agreement was 7.25% and 6.25%, respectively, and there was $215,000 in letters of credit outstanding under the Credit Agreement at June 30, 2005. The Company securitized the outstanding letter of credit with a Certificate of Deposit in the amount of $216,000 that is recorded in other noncurrent assets.
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
          In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of Virbac S.A., a French Corporation and the Company’s indirect majority shareholder (“VBSA”), (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which is

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of June 30, 2005 was 7.25%. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006 and the maturity date for the June Note has been extended to April 9, 2006.
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
6. Commitments and Contingencies
Legal Proceedings
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of June 30, 2005, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition, or operating results.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
Acquisition of Licensing Rights
          In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. These payments have been recorded as research and development expenses when paid since the products underlying the licensing rights had not been approved for marketing by the Food and Drug Administration (“FDA”) at the time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs are recorded as research and development expense in the periods in which they are incurred. No additional expenses were incurred for the three and six month periods

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
ended June 30, 2005, respectively, and approximately $980,000 has been incurred from inception through June 30, 2005.
Pfizer Agreement
          In 2000, the Company entered into an agreement with Pfizer Inc. (“Pfizer”) to sublicense to Pfizer the Company’s North American distribution rights for two equine products through 2015. In accordance with the terms of the agreement, Pfizer initially paid the Company $1.0 million and $4.25 million for the development of the two products, respectively. Each payment was subject to repayment if the Company did not obtain FDA approval to sell the respective products by January 1, 2004. In the third quarter of 2002, the Company received the FDA approval required to sell the first product and received an additional milestone payment of $0.7 million because the approval was received in advance of a specified date. The Company began to recognize the unearned product license fee on the first product as revenue in the fourth quarter of 2002, when sales of the product to Pfizer commenced. In July 2003, the Company received the FDA approval for the second product, which entitled the Company to receive an additional milestone payment of $1.7 million. The Company began to sell the second product to Pfizer in the third quarter of 2003, and accordingly, began to recognize the unearned product license fees for the second product during that quarter. Unearned product license fees on both products are recognized into revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, and is adjusted for historical experience. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. In connection with this agreement, the Company recognized approximately $316,000 and $394,000 of revenue during the six months ended June 30, 2005 and 2004, respectively.
Environmental Liability
          PM Resources, Inc., a Missouri corporation (“PMR”) is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of June 30, 2005, approximately $573,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $325,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
          During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. The contingent payment was recorded as a reduction to the liability related to contingent consideration in the accompanying Consolidated Balance Sheet as of June 30, 2005.
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
          Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated

For the three months ended June 30, 2005
Revenues	$13,326	$5,644	$3,072	$—	$22,042
Income from operations	5,227	781	822	(3,372)	3,458
Interest and other expense	—	—	—	(430)	(430)
Net income	—	—	—	2,165	2,165

For the three months ended June 30, 2004
Revenues	$9,160	$4,953	$4,024	$—	$18,137
Income (loss) from operations	3,615	581	(438)	(3,094)	664
Interest and other expense	—	—	—	(391)	(391)
Net income	—	—	—	190	190

For the six months ended June 30, 2005
Revenues	$23,684	$10,988	$6,461	$—	$41,133
Income from operations	8,644	1,221	1,411	(7,046)	4,230
Interest and other expense	—	—	—	(829)	(829)
Net income	—	—	—	2,432	2,432

For the six months ended June 30, 2004
Revenues	$19,386	$10,239	$10,059	$—	$39,684
Income from operations	7,297	1,097	493	(7,869)	1,018
Interest and other expense	—	—	—	(756)	(756)
Net income	—	—	—	167	167
8. Goodwill and Other Intangible Assets
          The Company has intangible assets which include patents and certain product rights with determinable lives and trademarks and other product rights with indefinite lives. During the six months ended June 30, 2005 and 2004, the Company charged zero and $3,000, to expense related to impaired patents with determinable lives, respectively, and $2,000 and $28,000 to expense related to impaired trademark rights with indefinite lives, respectively. The impairment charges for the six months ended June 30, 2005 related to impaired trademark rights with indefinite lives of $2,000 were for the Veterinary segment. The impairment charges for the six months ended June 30, 2004 by segment were $12,000 and $19,000 for the Consumer Brand and Veterinary segments, respectively. The impairment charges in all periods were recorded in sales and marketing expense in the Consolidated Statements of Operations.
9. Concentration of Credit Risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 24% and 17% of revenues for the three months ended June 30, 2005 and 2004, respectively, and approximately 22% and 14% of revenues for the six months ended June 30, 2005 and 2004, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
group at June 30, 2005 and December 31, 2004, were approximately $2.0 million and $1.9 million, respectively.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
          In the Notes to the Consolidated Financial Statements in 2004 10-K, the significant accounting policies used in the preparation of the consolidated financial statements are described. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
     Revenue Recognition
          The Company recognizes revenue when the following four criteria have been met. These include: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable; and (iv) collectibility is reasonably assured.
          Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change was to reduce revenues for the six months ended June 30, 2004, by approximately $1.0 million and to reduce diluted income per share by $.02 in the same period.
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
          The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from the Company’s estimates, the Company may be exposed to an impairment charge related to its goodwill or intangibles. The total value of the Company’s goodwill and intangibles at June 30, 2005, was $19.8 million.
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

Results of Operations
          The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of goods sold	49	58	52	57

Gross profit	51	42	48	43

Operating expenses:
Sales and marketing	17	18	18	17
General and administrative	12	14	13	16
Research and development	3	4	4	4
Warehouse and distribution	3	3	3	3

Total operating expenses	35	39	38	40

Income from operations	16	3	10	3
Interest expense and other income	(2)	(2)	(2)	(2)

Income before provision for income taxes	14	1	8	1
Provision for income taxes	(4)	—	(2)	—

Net income	10%	1%	6%	1%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenues
          Revenues increased by approximately $3.9 million, or 22%, for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. Specifically, revenues by segment were as follows:

	For the Three Months Ended June 30,
			Change
(In thousands)	2005	2004	Dollars	%
Veterinary	$13,326	$9,160	$4,166	45%
Consumer Brand	$5,644	4,953	691	14%
Contract Manufacturing	$3,072	4,024	(952)	(24%)

Totals	$22,042	$18,137	$3,905	22%

•	Veterinary revenues increased $4.2 million, or 45%, for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, primarily because of significant increases in the heartworm preventative, dental and endocrinology product category revenues. The Company’s heartworm preventative product category revenues increased in the 2005 period as compared to the 2004 period principally as a result of the elimination of a major competitive heartworm preventative in September 2004 due to an FDA recall. Dental product category sales increased in the three month period ended June 30, 2005, as compared to the year ago period, due to increased sales of a significant dental chew product that was introduced in the first quarter of 2004 and continues to gain wide market acceptance. Endocrinology product category revenues increased in the three month period ended June 30, 2005 as compared to the year ago period, as revenues in the year ago period were negatively affected by product backlog issues that have been corrected in the current period.

•	Consumer Brand revenues increased for the three months ended June 30, 2005, as compared with the three month period ended June 30, 2004, by $0.7 million or 14% as a result of increases in the dental, private label and nutraceutical product category revenues. Dental product category revenues increased in the 2005 period, as compared to the 2004 period, due to increased sales of a significant dental chew product to major retailers. Nutraceutical product category revenues increased for the three month period ended June 30, 2005, as compared to the year ago period, due to promotional programs launched in 2005 for a significant vitamin supplement product. Private-label revenues increased in the 2005 period, as compared to the 2004 period, due to increased demand of the Company’s rodenticide product.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations, livestock de-wormer product sales and equine products that are sold exclusively to Pfizer. Revenues decreased $1.0 million, or 24%, for the three months ended June 30, 2005, as compared to the year ago period, due principally to lower livestock de-wormer product sales partially offset by an increase in contract manufacturing sales. Livestock de-wormer revenues decreased in the three months ended June 30, 2005, as compared to the year ago period as the Company has eliminated this product from its product portfolio due to extreme competitive pricing and the resulting lack of product profitability. Contract manufacturing revenues increased for the three months ended June 30, 2005, as compared to the year ago period, due to increased revenues from two significant customers.
     Gross Profit
          Gross profit increased by $3.6 million, or 46%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Gross profit as a percentage of revenues increased to 51% for the three months ended June 30, 2005, as compared to 42% in the comparable 2004 period. Specifically, gross profit by segment was as follows:

	For the Three Months Ended June 30,
					Change
		Gross		Gross
(In thousands)	2005	Profit %	2004	Profit %	Dollars	%
Veterinary	$8,472	64%	$6,471	71%	$2,001	31%
Consumer Brand	1,931	34%	1,639	33%	292	18%
Contract Manufacturing	849	28%	(413)	(10)%	1,262	306%

Totals	$11,252	51%	$7,697	42%	$3,555	46%

•	Veterinary gross profit dollars increased by $2.0 million for the three months ended June 30, 2005, as compared to the year ago period, due to increased revenues. Veterinary gross profit margins decreased to 64% in the 2005 period, as compared to 71% in the year ago period, due principally to lower margins realized on the Company’s antibiotic product category sales. The antibiotic product category was acquired in connection with the Delmarva acquisition in late 2003. The Company’s sales of this product category have been negatively affected by a change in market conditions as a result of a significant competitor’s promotion of a broader spectrum product. The Company has reduced its sales price in response to these changing market conditions. See “Operating Expenses” below for a further discussion.

•	Consumer Brand gross profit margin increased 1 percentage point for the three months ended June 30, 2005, as compared to the same period in 2004, primarily as a result of increased sales of its high margin rodenticide private label product and the discontinuance of unprofitable business with a private-label customer.

•	Contract Manufacturing gross profit dollars and margin increased for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The principal reason for the increase in the 2005 period is due to the elimination of livestock de-wormer product sales that had low margins. Additionally, the 2004 period margins were negatively affected by inventory reserve provisions.
     Operating Expenses
          Operating expenses increased $0.8 million, or 11%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Sales and marketing expenses increased $0.5 million, or 15%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, primarily due to increased marketing promotional programs and their related costs and increased sales incentive-based compensation costs as a result of increased sales. General and administrative expenses increased $0.1 million, or 6%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. In both periods, general and administrative expenses have been unusually high, primarily due to elevated legal, accounting and outside consulting costs related to the Audit Committee’s internal investigation and outside audit and consulting costs incurred in connection with the restatement of the Company’s historical financial statements as described more fully in its 2003 Annual Report on Form 10-K. For the three month periods ended June 30, 2005 and 2004, incremental costs related to the aforementioned activities were $0.7 million and $1.2 million, respectively, which represents the principal decrease in overall operating expenses period over period. The principal reason for the decrease was due to lower outside consulting and legal expenses offset by increased audit fees related to the restatement of the Company’s historical financial statements. These costs were non-recurring in nature; however, the above mentioned activities have occurred throughout all of 2004 and the first half of 2005. Aside from these incremental costs, general and administrative expenses increased approximately $1.0 million in the three months ended June 30, 2005, as compared to the same period in 2004. The principal reasons for the increase in the 2005 period are the higher legal costs associated with the Company’s regulatory filings and the higher salary expenses due to personnel additions in the finance organization.
          Research and development expenses increased in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, due principally to higher clinical study expenses and product registration costs. The Company’s clinical study expenses increased due to various projects underway related to existing products and product registration costs increased due to an expanding product portfolio and an increase in amounts levied by regulatory agencies.
          On increased revenues, warehouse and distribution expenses remained nearly flat for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
          The Company is monitoring the valuation of one of the product categories acquired in connection with the acquisition of Delmarva. Actual revenues for the product category are below forecasted revenues. The Company will determine if a permanent impairment of this asset has occurred once comprehensive market evaluation data becomes available and if the revenue shortfall is sustained. The carrying value of this product category asset was $1.6 million at June 30, 2005 and is recorded as an intangible asset in the Consolidated Balance Sheet. If the Company determines that this product category asset has been permanently impaired, the Company will record an impairment charge for the difference between the projected discounted cash flows and the asset’s carrying value.

     Interest Expense and Other Income
          Interest expense increased slightly for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, due to higher average interest rates offset by lower average borrowing levels. The Company’s average interest rate for the three months ended June 30, 2005, was 7.26%, as compared with 5.22% for the year ago period. Average borrowings were $20.7 million and $26.0 million for the three months ended June 30, 2005 and 2004, respectively.
     Taxes
          The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty of recognizing the associated benefit. As the Company realizes these deferred tax assets an offsetting decrease is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.
          In accordance with SFAS No. 109, Income Taxes (SFAS No. 109”), if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize a benefit for its deferred tax assets for the year ending December 31, 2005, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Additionally, the Company expects to utilize all of the deferred tax assets related to its net operating loss carryforwards in 2005 and accordingly, expects to incur federal and state tax expense in 2005. Accordingly, the estimated tax provision for these amounts has been recorded in the interim financial statements included in this quarterly report on Form 10-Q.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenues
          Revenues increased by approximately $1.5 million, or 4%, for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. Specifically, revenues by segment were as follows:

	For the Six Months Ended June 30,
			Change
(In thousands)	2005	2004	Dollars	%
Veterinary	$23,684	$19,386	$4,298	22%
Consumer Brand	10,988	10,239	749	7%
Contract Manufacturing	6,461	10,059	(3,598)	(36%)

Totals	$41,133	$39,684	$1,449	4%

•	Veterinary revenues increased $4.3 million, or 22%, for the six months ended June 30, 2005, as compared to the year ago period. Nearly all product categories reported increased revenues in the 2005 period as compared to the year ago period with principal increases in the dental, heartworm preventative and endocrinology product categories. The Company’s heartworm preventative product category revenues increased in the 2005 period as compared to the 2004 period principally as a result of the elimination of a major competitive heartworm preventative in September 2004 due to an FDA recall. Dental product category sales increased in the six month period ended June 30, 2005, as compared to the year ago period, due to increased sales of a significant dental chew product which was introduced in the first quarter of 2004 and continues to gain wide market acceptance. Endocrinology product category revenues increased in the six month period ended June 30, 2005 as compared to the same period in 2004 as revenues in the year ago period were negatively affected by product backlog issues that have been corrected in the current period. These increases have been offset by a decrease in antibiotic product category revenues. This product category was acquired in connection with the acquisition of Delmarva in late 2003. Antibiotic product category revenues have been negatively affected by a change in market conditions as a result of a significant competitor’s promotion of a broader spectrum product. See “Operating Expenses” below for a further discussion.

•	Consumer Brand revenues increased $0.7 million, or 7%, for the six months ended June 30, 2005, as compared with the same period in 2004. Nearly all product categories reported increased revenues with the significant increases in the dental and neutraceutical product categories. Dental product category revenues increased in the 2005 period as compared to the 2004 period due to increased sales of a significant dental chew product, which continues to gain wide market acceptance. Nutraceutical product categories increased for the six month period ended June 30, 2005, as compared to the year ago period, due to promotional programs launched in 2005 for a significant vitamin supplement product.

•	Contract Manufacturing revenues decreased $3.6 million, or 36%, for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. The principal reason for the decrease in revenues is due to a $3.8 million period over period decrease in livestock de-wormer sales. The Company has eliminated this product from its product portfolio due to extreme competitive pricing and the resultant lack of product profitability.
     Gross Profit
          Gross profit increased by $2.8 million, or 17%, for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. Gross profit as a percentage of revenues increased to 48% for the six months ended June 30, 2005, from 43% in the comparable 2004 period. Specifically, gross profit by segment was as follows:

	For the Six Months Ended June 30,
					Change
		Gross		Gross
(In thousands)	2005	Profit %	2004	Profit %	Dollars	%
Veterinary	$14,748	62%	$13,014	67%	$1,734	13%
Consumer Brand	3,571	32%	3,387	33%	184	5%
Contract Manufacturing	1,465	23%	540	5%	925	171%

Totals	$19,784	48%	$16,941	43%	$2,843	17%

•	Veterinary gross profit dollars increased by $1.7 million for the six months ended June 30, 2005, as compared to the year ago period, due to increased revenues. Veterinary gross profit margins decreased to 62% in the 2005 period, as compared to 67% in the 2004 period, principally due principally to lower margins realized on the Company’s antibiotic product category sales. This antibiotic product category was acquired in connection with the Delmarva acquisition in late 2003. The Company’s sales of this product category have been negatively affected by a change in market conditions as a result of a significant competitor’s promotion of a broader spectrum product. The Company has reduced its pricing in response to the changing market conditions. See “Operating Expenses” below for a further discussion.

•	On slightly higher revenues, Consumer Brand gross profit increased $0.2 million or 5% for the six months ended June 30, 2005, as compared to the same period in 2004, but gross profit margin decreased 1 percentage point for the same period due to lower margins as a result of competitive pricing.

•	Contract Manufacturing gross profit increased $0.9 million, or 171%, for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. The principal reason for the increase in the 2005 period is due to the elimination of livestock de-wormer product sales that carry low profit margins. The 2004 period gross profit margins were also negatively affected by inventory reserve provisions.
     Operating Expenses
          Operating expenses decreased $0.4 million, or 2%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Sales and marketing expenses increased $0.5 million, or 7%, for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, due principally to increased marketing promotional programs and their related costs and increased sales incentive-based compensation as a result of increased sales. In both periods, general and administrative expenses have been unusually high, primarily due to elevated legal, accounting and outside consulting costs related to the Audit Committee’s internal investigation and outside audit and consulting costs incurred in connection with the restatement of the Company’s historical financial statements as described more fully in its 2003 Annual Report on Form 10-K. For the six month periods ended June 30, 2005, and 2004, incremental costs related to the aforementioned activities were $2.1 million and $3.3 million, respectively, which contributed to the overall decrease in operating expenses period over period. The principal reason for the decrease was due to lower outside consulting and legal expenses offset by increased audit fees related to the restatement of the Company’s historical financial statements. These costs were non-recurring in nature; however, the above mentioned activities have occurred throughout all of 2004 and the first half of 2005. Aside from the effect of these incremental costs, general and administrative expenses increased approximately $1.0 million in the six months ended June 30, 2005, as compared to the year ago period, due to higher legal costs associated with the Company’s regulatory filings and higher salary expenses due to personnel additions in the finance organization.
          Research and development expenses increased in the six month period ended June 30, 2005 as compared to the six months ended June 30, 2004, due principally to higher clinical study expenses and product registration costs. The Company’s clinical study expenses increased as a result of various projects underway related to existing products and product registration costs increased due to an expanding product portfolio and an increase in amounts levied by regulatory agencies.
          On increased revenues, warehouse and distribution expenses remained nearly flat for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
          The Company is monitoring the valuation of one of the product categories acquired in connection with the acquisition of Delmarva. Actual revenues for the product category are below forecasted revenues. The Company will determine if a permanent impairment of this asset has occurred once comprehensive market evaluation data becomes available and if the revenues shortfall is sustained. The carrying value of this product category asset was $1.6 million at June 30, 2005 and is recorded as an intangible asset in the Consolidated Balance Sheet. If the Company determines that this product category asset has been permanently impaired, the Company will record an impairment charge for the difference between the projected discounted cash flows and the asset’s carrying value.

     Interest Expense and Other Income
          Interest expense increased 6%, which is less than $0.1 million for the six months ended June 30, 2005, as compared to the same 2004 period. While the Company’s average interest rates increased during the six month period ended June 30, 2005, as compared to the same period in 2004, its average borrowing levels have decreased in the same periods. The Company’s average interest rate for the six months ended June 30, 2005 was 6.96%, as compared with 5.07% for the six months ended June 30, 2004. Average borrowings were $21.3 million and $25.8 million for the six months ended June 30, 2005 and 2004, respectively.
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
          In accordance with SFAS No. 109, Income Taxes (SFAS No. 109”), if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company estimates that it will recognize deferred tax assets for the annual period ended December 31, 2005, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. Additionally, the Company expects to utilize all of the deferred tax assets related to its net operating loss carryforwards in 2005 and accordingly, expects to incur federal and state tax expense in 2005. Accordingly, the estimated tax provision for these amounts has been recorded in the interim financial statements included in this quarterly report on Form 10-Q.
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
Liquidity and Capital Resources
          For the six months ended June 30, 2005, operating activities provided approximately $3.9 million in cash. Principal operating sources of cash included income from operations of $3.8 million after adjusting for non-cash charges and credits to operations, an increase in accounts payable of $0.6 million, a net increase in sales-related reserves of $0.1 million and an increase in income taxes payable of $0.3 million. The increase in sales related reserves is due to higher reserve provisions for the heartworm preventative product category which has had significant sales growth in the six months ended June 30, 2005, as compared to the same period in 2004 and has higher return rates due to the product’s short shelf-life. These sources of cash were partially offset by increases in accounts receivable of $1.4 million due to a slight decrease in collection rates.
          For the six months ended June 30, 2004, operating activities provided approximately $4.9 million in cash. Principal operating sources of cash included a decrease in inventories and prepaid expenses and other assets of $1.5 million and $0.5 million, respectively, an increase in accounts payable of $1.6 million and income from operations of $2.0 million, after adjusting for non-cash charges and credits to operations offset by a net decrease in sales-related reserves of $0.5 million. The decrease in inventories was primarily due to the recognition of consignment sale transactions and the net decrease in sales related reserves is due to lower return rates realized in the first half of 2004 as compared to earlier periods.
          For the six months ended June 30, 2005, cash used in investing activities included the acquisition of equipment used in the Company’s manufacturing operations and a $0.3 million payment related to contingent consideration in connection with the acquisition of Delmarva. See Note 6. “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” for further discussion of the contingent consideration payment. For the six months ended June 30, 2004, cash used in investing activities was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product license rights and other intangible assets which include trademarks.
          Cash flows from financing activities generally reflect activity under the Credit Agreement, which is used primarily to fund working capital needs. During the first half of 2005, the Company reduced borrowings under the Credit Agreement by approximately $4.0 million. Cash flows from financing activities in 2004 reflect repayments of $7.2 million of the Credit Agreement. In the fourth quarter of 2003, the Company was in default with certain terms under its Credit Agreement. These terms included the inability to meet reporting period covenants, noncompliance with certain financial covenants and borrowings in excess of the borrowing base as defined in the Credit Agreement. On April 9, 2004, the Company entered into the Forbearance Agreement with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. Under key terms of the Forbearance Agreement the lenders agreed to not (i) file or join in the filing of any involuntary petitions in bankruptcy with respect to the Company; (ii) seek to collect or enforce against the Company by litigation or other legal proceedings any payment or other obligation due under the Credit Agreement; or (iii) exercise or enforce any right or remedy against the Company to which the lenders would be entitled by reason of any event of default under the terms of the Credit Agreement.
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
          In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed the April Notes, and on June 3, 2004, executed the June Note all in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of June 30, 2005 was 7.25%. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006, and the maturity date for the June Note has been extended to April 9, 2006.
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
          At June 30, 2005, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement. As of June 30, 2005, the Credit Agreement had a floating interest rate based on Prime plus 1%. At June 30, 2005, the Company had $9.0 million of floating rate debt under the Credit Agreement. The interest rate on the Credit Agreement as of June 30, 2005 was 7.25%. Effective August 22, 2005, the Credit Agreement has been amended and bears interest at Prime plus 1/2% and has a maturity date of September 30, 2006.
          In the second quarter of 2004, the Company executed the VBSA Notes in amounts totaling $9.0 million. Under the terms of the VBSA Notes, interest accrued at a base rate of 5.50% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. On August 2, 2005, the VBSA Notes were amended to change the base rate to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006, and the maturity date for the June Note is April 9, 2006. The interest rate on the VBSA Notes as of June 30, 2005 was 7.52%.
          A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At June 30, 2005, the Company had a weighted average interest rate for its combined financing facilities of 7.38%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended June 30, 2005, the Company would have experienced additional interest expense of $180,000 for the twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $0.9 million. This assumes no change in the principal or a reduction of such indebtedness at June 30, 2005. The Company has no significant fixed-rate, long-term debt obligations.
Item 4. Controls and Procedures.
     Evaluation of the Company’s Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the

Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the restatement of the Company’s financial statements as described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at June 30, 2005, at a reasonable level of assurance, as a result of the material weaknesses described below.
     Identification of Material Weaknesses in Internal Control over Financial Reporting
          The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain material weaknesses and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, current management identified the following material weaknesses in Virbac’s internal control over financial reporting as of June 30, 2005:
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
          In connection with its audit of the consolidated financial statements for the year ended December 31, 2003, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required.
          In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:
•	the restatement of the Company’s financial statements as described more fully in its Annual Report on Form 10-K for the year ended December 31, 2003;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that Virbac and the Company’s independent registered public accounting firm identified;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2005, 2004 and 2003 Quarterly Reports on Form 10-Q and 2004 and 2003 Annual Reports on Form 10-K.
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
          Other than as summarized above, during the Company’s fiscal quarter ended June 30, 2005, there were no other changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II – Other Information.
Item 1. Legal Proceedings.
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of March 31, 2005, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition, or operating results.
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

Item 6. Exhibits.

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Amendment to Forbearance Agreement dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	(5); Ex. 10.26

10.2	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	(5); Ex. 10.27

10.3	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	(6); Ex. 10.1

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of May 6, 2005, filed May 12, 2005. (File No. 000-24312)

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION

Date: October 25, 2005	By:	/s/ Erik R. Martinez

Erik R. Martinez
President and Chief Executive Officer

Date: October 25, 2005	By:	/s/ Jean M. Nelson

Jean M. Nelson
Executive Vice President and Chief Financial Officer

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(4); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

4	Specimen Stock Certificate.	(1); Ex. 4

10.1	Amendment to Forbearance Agreement dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	(5); Ex. 10.26

10.2	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	(5); Ex. 10.27

10.3	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	(6); Ex. 10.1

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of May 6, 2005, filed May 12, 2005. (File No. 000-24312)