Form 10-Q
period 2005-09-30
VIRBAC CORP
filed 2005-11-09
CIK 922814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
          YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at October 31, 2005 22,395,740 shares

VIRBAC CORPORATION
 i

PART I – Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,880	$3,717
Accounts receivable – trade (net of reserves of $31 and $35, respectively)	7,235	6,268
Accounts receivable – Virbac S.A. and subsidiaries	345	419
Inventories, net	11,931	10,942
Prepaid expenses	899	1,375
Other current assets	476	480

Total current assets	23,766	23,201

Property, plant and equipment, net	12,199	12,377
Goodwill, net	4,120	5,006
Intangibles and other assets, net	19,019	20,472

Total assets	$59,104	$61,056

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and notes payable	$7,510	$13,004
Notes payable – Virbac S. A.	2,000	—
Checks outstanding	899	1,403
Accounts payable – trade	3,741	2,845
Accounts payable – Virbac S.A. and subsidiaries	328	537
Sales related and product replacement reserves	2,622	2,236
Income taxes payable	344	—
Accrued expenses	6,098	5,863

Total current liabilities	23,542	25,888

Notes payable	15	3
Notes payable – Virbac S. A.	7,000	9,000
Unearned product license fees	5,826	6,299
Liability related to contingent consideration	1,923	2,173

Total liabilities	38,306	43,363

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred Stock - 2,000,000 shares authorized; none issued or outstanding
Common stock ($.01 par value; 38,000,000 shares authorized; 22,335,906 and 22,312,906 issued and outstanding in 2005 and 2004, respectively)	223	223
Additional paid-in capital	35,064	35,003
Accumulated deficit	(14,489)	(17,533)

Total shareholders’ equity	20,798	17,693

Total liabilities and shareholders’ equity	$59,104	$61,056

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$20,073	$19,515	$61,206	$59,199
Cost of goods sold	10,609	10,700	31,958	33,443

Gross profit	9,464	8,815	29,248	25,756

Operating expenses:
Sales and marketing	3,886	3,411	11,262	10,308
Impairment of intangible assets	800	14	802	45
General and administrative	1,946	2,963	7,291	9,209
Research and development	707	840	2,392	2,420
Warehouse and distribution	615	629	1,761	1,798

Total operating expenses	7,954	7,857	23,508	23,780

Income from operations	1,510	958	5,740	1,976

Interest expense	(339)	(361)	(1,172)	(1,149)
Other income	—	—	4	32

Income before income taxes	1,171	597	4,572	859

Income tax expense	(559)	(165)	(1,528)	(260)

Net income	$612	$432	$3,044	$599

Basic income per share	$0.03	$0.02	$0.14	$0.03

Diluted income per share	$0.03	$0.02	$0.13	$0.03

Weighted average shares used in computing earnings per share:
Basic shares outstanding	22,330	22,307	22,326	22,284
Diluted shares outstanding	22,683	22,745	22,702	22,759
The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$3,044	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for excess and obsolete inventories	(43)	789
Depreciation and amortization	1,776	2,105
Provision for doubtful accounts	(9)	(101)
Recognition of unearned product license fees	(473)	(591)
Reduction of acquisition-related deferred income taxes included in goodwill	886	260
Impairment of intangible assets	802	45
Loss on disposal of assets	7	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(884)	(162)
(Increase) decrease in inventories	(946)	359
Decrease in consigned inventories	—	2,173
Decrease in prepaid expenses and other assets	297	493
Increase in accounts payable	687	986
Increase (decrease) in sales related reserves, net	386	(409)
Increase in taxes payable	499	—
Increase in accrued expenses	166	732

Net cash provided by operating activities	6,195	7,278

Cash flows from investing activities
Purchase of property, plant and equipment	(832)	(1,071)
Payment of contingent consideration	(250)	—
Acquisition of product license rights and other intangible assets	—	(142)

Net cash used in investing activities	(1,082)	(1,213)

Cash flows from financing activities
Net repayments under revolving line of credit	(5,500)	(10,219)
Proceeds from Virbac S. A. notes payable	—	9,000
Repayment of long-term debt and notes payable	(7)	(3)
Change in outstanding checks	(504)	(1,397)
Issuance of common stock	61	64

Net cash used in financing activities	(5,950)	(2,555)

(Decrease) increase in cash and cash equivalents	(837)	3,510
Cash and cash equivalents, beginning of period	3,717	4

Cash and cash equivalents, end of period	$2,880	$3,514

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,100	$979
Cash paid for income taxes	$103	$64
The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
          The accompanying unaudited interim consolidated financial statements, which include the accounts of Virbac Corporation and its wholly-owned subsidiaries (“Virbac” or the “Company”), have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.
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
2. Stock-Based Compensation
          The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for the Company’s fixed price stock option plans, as the exercise price of options is equal to the stock price on the date of grant. Had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant dates consistent with the fair value recognition provisions prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company’s net income and net income per share would have changed to the pro forma amounts listed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$612	$432	$3,044	$599
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(71)	(91)	(224)	(292)

Pro forma income	$541	$341	$2,820	$307

Basic income per share, as reported	$0.03	$0.02	$0.14	$0.03
Diluted income per share, as reported	$0.03	$0.02	$0.13	$0.03

Pro forma basic income per share	$0.02	$0.02	$0.13	$0.01
Pro forma diluted income per share	$0.02	$0.01	$0.12	$0.01
          No options were granted during the three or nine month periods ended September 30, 2005 or 2004.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
3. Earnings Per Share
          The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$612			$432

Basic EPS
Net income available to common stockholders	612	22,330	$0.03	432	22,307	$0.02

Effect of dilutive securities:
Stock options		107			106
Shares owed to VBSA		60			60
VBSA under antidilution provisions of merger agreement		186			272

Diluted EPS
Net income available to common stockholders plus assumed conversions	$612	22,683	$0.03	$432	22,745	$0.02

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share amounts)
Net income	$3,044			$599

Basic EPS
Net income available to common stockholders	3,044	22,326	$0.14	599	22,284	$0.03

Effect of dilutive securities:
Stock options		130			143
Shares owed to VBSA		60			60
VBSA under antidilution provisions of merger agreement		186			272

Diluted EPS
Net income available to common stockholders plus assumed conversions	$3,044	22,702	$0.13	$599	22,759	$0.03

          There were 340,000 and 464,000 options which were excluded from the calculation of common stock equivalents for the three month periods ended September 30, 2005 and 2004, respectively, and 340,000 and 412,000 options which were excluded from the calculation of common stock equivalents for the nine month periods ended September 30, 2005 and 2004, respectively, as the effect of their inclusion would be anti-dilutive.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
          Inventories consist of the following:

	September 30,	December 31,
(In thousands)	2005	2004
Raw materials	$6,466	6,337
Finished goods	8,188	8,084

	14,654	14,421
Less: Reserve for excess and obsolete inventories	(2,723)	(3,479)

	$11,931	10,942

5. Borrowings Under Revolving Line of Credit and Notes Payable

	September 30,	December 31,
(In thousands)	2005	2004
Credit Agreement	$7,500	$13,000
VBSA Notes	9,000	9,000
Note payable under capital lease	21	—
Installment note payable	4	7

Total borrowings	16,525	22,007
Less current portion	(9,510)	(13,004)

Borrowings — long-term	$7,015	$9,003

          At September 30, 2005, Virbac’s Credit Agreement with First Bank dated as of September 7, 1999, as amended (the “Credit Agreement”), provided for funding of up to $15.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at September 30, 2005, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”), plus 1/2%. At September 30, 2005 and December 31, 2004, the interest rate on the loans under the Credit Agreement was 7.25% and 6.25%, respectively, and there was a $215,000 letter of credit outstanding under the Credit Agreement at September 30, 2005. The Company securitized the outstanding letter of credit with a Certificate of Deposit in the amount of $216,000 that is recorded in other noncurrent assets.
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
          In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory notes (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of Virbac S.A., a French corporation and the Company’s indirect majority shareholder (“VBSA”), (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate was changed to 5.0% per annum. Additionally, the maturity date for the April Notes has been extended to October 9, 2006 and the maturity date for the June Note has been extended to April 9, 2006. The interest rate on the VBSA Notes as of September 30, 2005 was 8.10%.
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the eighth amendment to the Credit Agreement (the “Eighth Amendment”). Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the permanent waiver of any existing events of default. At September 30, 2005, total borrowings under the Credit Agreement were $7.5 million, availability was $6.8 million based on a borrowing-base formula and management believes the Company was in compliance with all covenants.
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
          During the second half of 2005, the unusual cash requirements have substantially subsided due to the completion or substantial resolution of the aforementioned matters. The reduction in unusual cash requirements and the extension of the Company’s borrowing arrangements as discussed above, combined with the improved operating results provide the Company with the liquidity to fund operating activities in the ordinary course and make scheduled debt repayments.
6. Commitments and Contingencies
Legal Proceedings
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of September 30, 2005, Virbac was not a party to any legal proceedings other than those

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition, or operating results.
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
          On September 10, 2004, the plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”), asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. The plaintiffs generally alleged in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases, and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Company’s Common Stock, $0.01 par value per share (the “Common Stock”), sharply declined, allegedly damaging the plaintiffs. The plaintiffs sought to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper. In December 2004, Virbac, VBSA, and the individual defendants filed motions to dismiss the Amended Complaint. Opposition and reply briefs were filed, but no decision was rendered.
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
          Under the terms of the settlement preliminarily approved by the Court, persons who purchased or otherwise acquired Virbac common stock from May 3, 2001 to November 12, 2003, inclusive (the “Class”), may be eligible to participate in the settlement. The terms of the settlement and the proposed plan of allocation will be described in a notice (the “Notice”) that will be sent to all members of the Class in

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
accordance with the procedures set forth in the Preliminary Approval Order. The Notice will also describe the steps that members of the Class must take to pursue any potential recovery under the settlement, to object to the fairness, reasonableness, and adequacy of the settlement, and/or to opt out of the settlement. The Court has scheduled a hearing (the “Settlement Fairness Hearing”) for Thursday, December 1, 2005. At the Settlement Fairness Hearing, the Court will consider various matters, including whether to grant final approval of the settlement, whether judgment should be entered dismissing the Securities Class Action with prejudice, and class counsel’s applications for attorneys’ fees and the reimbursement of expenses.
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
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 31, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session, but were unable to settle the action. On July 13, 2005, the Court extended the stay until July 25, 2005 to allow the parties to continue settlement discussions. That stay expired without a settlement being reached. While settlement discussions are ongoing, nominal defendant Virbac and the individual defendants filed motions to dismiss the Amended Derivative Complaint on August 15, 2005. The plaintiffs’ opposition brief was filed on September 29, 2005, and defendants’ reply briefs were filed on October 24, 2005. No decision has been rendered.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
          Additionally, on August 25, 2005, plaintiffs served document requests on all defendants. On, September 16, 2005, defendants filed a Motion to Stay Discovery Pending Resolution of Their Motions to Dismiss (the “Motion to Stay Discovery”). On October 6, 2005, the parties stipulated to stay briefing on the Motion to Stay Discovery until October 14, 2005, in an effort to resolve informally the matters raised in that motion. On October 14, 2005, the parties stipulated to extend that stay until October 31, 2005. The stay expired and the issues were not resolved.
          On November 7, 2005, the parties reached a settlement in principle with respect to the plaintiffs’ substantive claims and will attempt to agree on a proposed attorneys’ fee award. The settlement in principle is subject to the execution of a written settlement agreement and court approval. Also, on November 7, 2005, the parties filed a notice advising the Court of the settlement in principle and requesting that the Court hold in abeyance any rulings on the pending motions to dismiss and the Motion to Stay Discovery.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Acquisition of Licensing Rights
          In 1999, the Company acquired the rights to manufacture and sell products under development by a third party for a period of 15 years. The Company has made milestone payments totaling $3.2 million for such rights. These payments were recorded as research and development expenses when paid since the products underlying the licensing rights had not been approved for marketing by the Food and Drug Administration (“FDA”) at the time of the payments. During 2001, the Company entered into an agreement with the third party whereby the 15 year license was converted to the Company’s full ownership of all rights relating to the products and the Company’s future payments under the agreement were reduced in exchange for the Company assuming all remaining costs of registering the products. The Company estimated those costs to be approximately $1.4 million. Such costs are recorded as research and development expense in the periods in which they are incurred. Of the expected $1.4 million, $13,000 was incurred for the three and nine month periods ended September 30, 2005, and approximately $993,000 has been incurred from inception through September 30, 2005.
Pfizer Agreement
          In 2000, the Company entered into an agreement with Pfizer Inc. (“Pfizer”) to sublicense to Pfizer the Company’s North American distribution rights for two equine products through 2015. In accordance with the terms of the agreement, Pfizer initially paid the Company an aggregate $5.25 million for the development of the two products. The payments received for both products have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets, net of revenue recognized. Unearned product license fees on these products are recognized as revenue on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, and is adjusted for historical experience. In connection with this agreement, the Company recognized approximately $158,000 and $197,000 of revenue during the three months ended September 30, 2005 and 2004, respectively, and approximately $473,000 and $591,000 of revenue during the nine months ended September 30, 2005 and 2004, respectively.
Environmental Liability
          PM Resources, Inc., a Missouri corporation (“PMR”) is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historic contamination at its Bridgeton, Missouri property. As of September 30, 2005, approximately $605,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $248,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement. However, the Company can make no assurance that contingencies might not increase or that the indemnity will continue. The Company does not believe that any additional costs to the Company to complete the obligations under the Consent Order would have a material adverse effect on the Company. Further, management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Adjustment of the Merger Shares
          In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab S.A.S., a French corporation (“Interlab”), until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date Virbac, Inc., a Delaware corporation, was merged with and into Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”), (the “Merger”), the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-Merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of, (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Each such post-Merger adjustment will dilute the voting power of current shareholders. As of September 30, 2005, 124,000 pre-Merger options were outstanding. As a result of the exercise of 40,000 pre-Merger options in 2003, approximately 60,000 shares owed to Interlab were issued in October 2005. These shares have been included in the calculation of diluted earnings per share. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these Merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.
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
          During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. The contingent payment was recorded as a reduction to the liability related to contingent consideration in the accompanying Consolidated Balance Sheet as of September 30, 2005.
          See Note 8. “Goodwill and Other Intangible Assets” for additional discussion regarding the contingent consideration recorded in connection with the Delmarva purchase.
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
          Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated

For the three months ended September 30, 2005
Revenues	$12,063	$5,304	$2,706	$—	$20,073
Income from operations	1,255	346	457	(548)	1,510
Interest and other expense	—	—	—	(339)	(339)
Net income	—	—	—	612	612

For the three months ended September 30, 2004
Revenues	$10,474	$5,748	$3,293	$—	$19,515
Income from operations	3,581	612	591	(3,826)	958
Interest and other expense	—	—	—	(361)	(361)
Net income	—	—	—	432	432

For the nine months ended September 30, 2005
Revenues	$35,747	$16,292	$9,167	$—	$61,206
Income from operations	9,899	1,567	1,868	(7,594)	5,740
Interest and other expense	—	—	—	(1,168)	(1,168)
Net income	—	—	—	3,044	3,044

For the nine months ended September 30, 2004
Revenues	$29,860	$15,987	$13,352	$—	$59,199
Income from operations	10,878	1,709	1,084	(11,695)	1,976
Interest and other expense	—	—	—	(1,117)	(1,117)
Net income	—	—	—	599	599
8. Goodwill and Other Intangible Assets
          The Company has intangible assets which include patents and certain product rights with determinable lives and trademarks and other product rights with indefinite lives. The following table summarizes the impairment charges recorded by the Company for the three and nine month periods ended September 30, 2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Impairment charges — Intangibles with determinable lives	$800	$—	$800	$3
Impairment charges — Intangibles with indefinite lives	—	14	2	42

Total impairment charges	$800	$14	$802	$45

Impairment charges by segment:
Veterinary	$800	$8	$800	$27

Consumer Brand	—	6	2	18

	$800	$14	$802	$45

          In the third quarter of 2005, the Company determined that the intangible product right for one of the product categories, Clindamycin, obtained in connection with the acquisition of Delmarva was impaired. The Company reached this conclusion following a comprehensive evaluation of external market data which confirmed a decrease in the size of the market as a result of a significant competitor’s effort to shift the

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
market to its broader spectrum product. While the Clindamycin product category has a remaining life of 30 years, management believes the Company’s ability to counter the new market conditions and its current estimated cash flow projections, based upon reforecasted revenue and gross margin, are not sufficient to offset the changed market conditions which management believes are permanent. Accordingly, the Company has recorded a non-cash impairment charge of $0.8 million in the third quarter of 2005 to its Consolidated Statement of Operations which represents the difference between the current estimated fair market value of the product right based upon its estimated discounted cash flows and the current carrying value of the product right prior to the impairment charge.
          Under the terms of the Delmarva purchase agreement, Virbac is required to make incremental contingency payments based upon the achievement of certain performance thresholds for the product rights acquired. Such contingency payments include two payments for $250,000 each for the Clindamycin product right upon the attainment of certain gross profit thresholds during the 24 and 48 month periods following commercialization of the product in November 2003. The Company recorded a liability related to the contingent consideration in its Consolidated Balance Sheet at the time of the acquisition. At this time, Virbac does not expect that the performance thresholds for the Clindamycin product category will be achieved and therefore does not anticipate the contingent consideration will have to be paid. The performance evaluation periods for each of the contingency payments expire in November 2005 and November 2007, respectively.
9. Concentration of Credit Risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 22% and 20% of revenues for the three months ended September 30, 2005 and 2004, respectively, and approximately 22% and 16% of revenues for the nine months ended September 30, 2005 and 2004, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying group at September 30, 2005 and December 31, 2004, were approximately $2.1 million and $1.9 million, respectively.
10. Recently Issued Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”) which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, (“APB No. 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 3”). SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154, as applicable, effective January 1, 2006.
          In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment,

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
(“SAB No. 107”). This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. The Company is currently evaluating the guidance provided within SFAS No. 123R and SAB No. 107 and may refine its estimates of expected volatility and expected term upon the adoption of SFAS No. 123R.
          In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies SFAS No. 109, Income Taxes’s (“SFAS No. 109”) guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 is effective for the Company as of January 1, 2005, and the Company believes that this pronouncement will not have a significant impact on the Company’s effective tax rate in 2005.
          In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revised standard to determine the impact on its consolidated financial statements. It is however, expected to have a negative effect on consolidated net income.
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
          Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change was to reduce revenues for the nine months ended September 30, 2004, by approximately $1.0 million and to reduce diluted income per share by $.02 in the same period.
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

Results of Operations
          The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of goods sold	53	55	52	56

Gross profit	47	45	48	44

Operating expenses:
Sales and marketing	19	17	19	17
Impairment of intangible assets	4	1	1	—
General and administrative	10	15	12	16
Research and development	3	4	4	4
Warehouse and distribution	3	3	3	3

Total operating expenses	39	40	39	40

Income from operations	8	5	9	4
Interest expense and other income	(2)	(2)	(2)	(2)

Income before income taxes	6	3	7	2
Income tax expense	(3)	(1)	(2)	(1)

Net income	3%	2%	5%	1%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenues
          Revenues increased by approximately $0.6 million, or 3%, for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004. Specifically, revenues by segment were as follows:

	For the Three Months Ended September 30,
(In thousands, except			Change
for percentages)	2005	2004	Dollars	%
Veterinary	$12,063	$10,474	$1,589	15%
Consumer Brand	5,304	5,748	(444)	(8%)
Contract Manufacturing	2,706	3,293	(587)	(18%)

Totals	$20,073	$19,515	$558	3%

•	Veterinary revenues increased $1.6 million, or 15%, for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, primarily because of significant increases in the heartworm preventative and dental product category revenues. Heartworm preventative revenues accounted for $1.1 million of the increase period over period and dental accounted for $0.5 million of the increase period over period. The Company’s heartworm preventative product category revenues increased in the 2005 period, as compared to the 2004 period, principally as a result of the elimination of a major competitive heartworm preventative in September 2004 due to a voluntary recall. Dental product category sales increased in the three month period ended September 30, 2005, as compared to the year ago period, due to increased sales of a significant dental chew product that was introduced in the first quarter of 2004 and continues to gain wide market acceptance.

•	Consumer Brand revenues decreased for the three months ended September 30, 2005, as compared with the three month period ended September 30, 2004, by $0.4 million, or 8%, primarily as a result of decreases in the private label product category revenues. Private label product category revenues were down $0.5 million period over period. The prior year period revenues were elevated due to increased purchases from a major customer who modified the timing of their purchases. In addition, 2005 period revenues were lower due to the elimination of low margin sales to a customer. These decreases were offset by an increase in rodenticide revenues and by slight increases in both the dental and dermatology product category revenues for the three months ended September 30, 2005, as compared to the year ago period. The increase in dental product category revenues is due to increased sales of a significant dental chew product that continues to gain wide market acceptance and the increase in dermatology revenues is a result of displays sold to major retailers to promote the Company’s Pet Relief® products.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations as well as revenues and royalties from the sale of equine products which are sold exclusively to Pfizer. Contract Manufacturing revenues in 2004 included livestock de-wormer product category sales. The Company discontinued this product line during 2004 as a result of extreme competitive pricing and the resulting lack of product profitability. Contract Manufacturing revenues decreased $0.6 million, or 18%, for the three months ended September 30, 2005, as compared to the year ago period, due principally to lower livestock de-wormer and equine product sales which reported decreases of $0.8 million and $0.3 million, respectively. Equine product sales were down due to a slow down in purchases by Pfizer as a result of high stock levels. These decreases were offset by a slight increase in contract manufacturing revenues as a result of the timing of customer orders.
     Gross Profit
          Gross profit increased by $0.7 million, or 7%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Gross profit as a percentage of revenues increased to 47% for the three months ended September 30, 2005, as compared to 45% in the comparable 2004 period. Specifically, gross profit by segment was as follows:

	For the Three Months Ended September 30,
(In thousands, except		Gross		Gross	Change
for percentages)	2005	Profit %	2004	Profit %	Dollars	%
Veterinary	$7,412	61%	$6,350	61%	$1,062	17%
Consumer Brand	1,571	30%	1,848	32%	(277)	(15)%
Contract Manufacturing	481	18%	617	19%	(136)	(22)%

Totals	$9,464	47%	$8,815	45%	$649	7%

•	Veterinary gross profit dollars increased by $1.1 million for the three months ended September 30, 2005, as compared to the year ago period due to increased revenues. Veterinary gross profit margins remained flat at 61% in the 2005 and 2004 periods. Nearly all product categories reported higher gross profit margins for the three months ended September 30, 2005, as compared to the year ago period. These increases were offset by higher sales return reserve provisions, mainly for IVERHART® Plus as a result of increased revenues. IVERHART® Plus’s return rate is higher than the other veterinary segment product category return rates due to its short shelf-life.

•	Consumer Brand gross profit margin decreased 2 percentage points for the three months ended September 30, 2005, as compared to the same period in 2004, primarily as a result of lower margins in the dermatology, pesticide and aquatic product categories. The decreased margins were due mainly to competitive pricing pressures. These decreases in gross profit margins were slightly offset by an increase in the dental, nutraceutical and private label gross profit margins for the three months ended September 30, 2005, as compared to the year ago period. Dental product category gross profit margins increased as a result of continued growth in sales of a significant dental chew product that has higher gross profit margins than other dental products. Nutraceutical margins increased due to an increased sales mix of higher margin products period over period within this product category. Private label product category gross profit margins increased due to the discontinuance of sales to an unprofitable customer.

•	Contract Manufacturing gross profit dollars and margin decreased for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The principal reasons for the decrease in the 2005 period are due to inventory reserve provisions and the elimination of livestock de-wormer product sales.
     Operating Expenses
          Operating expenses increased $0.1 million, or 1%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Sales and marketing expenses increased $0.5 million, or 14%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to increased advertising, marketing promotional programs and their related costs and increased sales incentive-based compensation costs as a result of increased sales.
          Operating expenses in the third quarter of 2005 include a $0.8 million charge related to the impairment of an intangible asset. The Company determined that the intangible product right for one of the product categories, Clindamycin, obtained in connection with the acquisition of Delmarva was impaired. The Company reached this conclusion following a comprehensive evaluation of external market data which confirmed a decrease in the size of the market as a result of a significant competitor’s effort to shift the market to its broader spectrum product. While the Clindamycin product category has a remaining life of 30 years, management believes the Company’s ability to counter the new market conditions and its current estimated cash flow projections, based upon reforecasted revenue and gross margin, are not sufficient to offset the changed market conditions which management believes are permanent. Accordingly, the Company has recorded a non-cash impairment charge of $0.8 million in the third quarter of 2005 to its Consolidated Statement of Operations which represents the difference between the current estimated fair market value of the product right based upon its estimated discounted cash flows and the current carrying value of the product right prior to the impairment charge.
          Under the terms of the Delmarva purchase agreement, Virbac is required to make incremental contingency payments based upon the achievement of certain performance thresholds for the product rights acquired. Such contingency payments include two payments for $250,000 each for the Clindamycin product right upon the attainment of certain gross profit thresholds during the 24 and 48 month periods following commercialization of the product in November 2003. The Company recorded a liability related to the contingent consideration in its Consolidated Balance Sheet at the time of the acquisition. At this time, Virbac does not expect that the performance thresholds for the Clindamycin product category will be achieved and therefore does not anticipate the contingent consideration will have to be paid. The performance evaluation periods for each of the contingency payments expire in November 2005 and November 2007, respectively.
          General and administrative expenses decreased $1.0 million, or 34%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. For the three months ended September 30, 2004, general and administrative expenses were unusually high, primarily due to elevated legal, accounting and outside consulting costs related to the Audit Committee’s internal investigation and outside audit and consulting costs incurred in connection with the restatement of the Company’s historical financial statements as described more fully in its 2003 Annual Report on Form 10-K. For the three month periods ended September 30, 2005 and 2004, incremental costs related to the aforementioned activities were $0.1 million and $1.1 million, respectively, which represents substantially all of the decrease in general and administrative costs period over period. Additionally general and administrative costs were lower period over period due to reduced outside legal expenses, offset by increased personnel costs as a result of additional staffing in the finance organization. Legal expenses were higher in the third quarter of 2004 as a result of various corporate governance projects.
          Research and development expenses decreased in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, due principally to lower personnel costs, clinical study expenses and outside consulting expenses. The Company is currently recruiting for additional personnel in its research and development departments and does not expect this downward trend in research and development expenses to continue. The Company expects to increase its spending in this functional area significantly in 2006.
          On increased revenues, warehouse and distribution expenses remained nearly flat for the three months ended September 30, 2005 , as compared to the three months ended September 30, 2004, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
     Interest Expense and Other Income
          Interest expense decreased slightly for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, due to lower average borrowing levels offset by higher average interest rates. Average borrowings were $17.8 million and $24.7 million for the three months ended September 30, 2005 and 2004, respectively. The Company’s average interest rate for the three months ended September 30, 2005, was 7.57%, as compared with 5.48% for the year ago period.
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
Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004
     Revenues
          Revenues increased by approximately $2.0 million, or 3%, for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004. Specifically, revenues by segment were as follows:

	For the Nine Months Ended September 30,
(In thousands, except			Change
for percentages)	2005	2004	Dollars	%
Veterinary	$35,747	$29,860	$5,887	20%
Consumer Brand	16,292	15,987	305	2%
Contract Manufacturing	9,167	13,352	(4,185)	(31%)

Totals	$61,206	$59,199	$2,007	3%

•	Veterinary revenues increased $5.9 million, or 20%, for the nine months ended September 30, 2005, as compared to the year ago period. Nearly all product categories reported increased revenues in the 2005 period as compared to the year ago period with principal increases in the dental, heartworm preventative and endocrinology product categories. The Company’s heartworm preventative product category revenues increased $3.1 million in the 2005 period, as compared to the 2004 period, principally as a result of the elimination of a major competitive heartworm preventative in September 2004 due to a voluntary recall. Dental product category sales increased $1.6 million in the nine month period ended September 30, 2005, as compared to the year ago period, due to increased sales of a significant dental chew product which was introduced in the first quarter of 2004 and continues to gain wide market acceptance. Endocrinology product category revenues increased $0.7 million in the nine month period ended September 30, 2005, as compared to the same period in 2004 as revenues in the year ago period were negatively affected by product backlog issues that have been corrected in the current period.

•	Consumer Brand revenues increased $0.3 million, or 2%, for the nine months ended September 30, 2005, as compared with the same period in 2004 principally due to increased revenues in the dermatology, dental and nutraceutical product categories, offset by lower revenues in the private-label product category. Dermatology product category revenues increased $0.2 million as a result of displays sold to major retailers to promote the Company’s Pet Relief® products. Dental product category revenues increased $0.7 million in the 2005 period, as compared to the 2004 period, due to increased sales of a significant dental chew product, which continues to gain wide market acceptance. Nutraceutical product categories increased $0.2 million due to promotional programs launched in 2005 for a significant vitamin supplement product. Private-label product category revenues decreased $0.6 million as a result of the discontinuance of unprofitable business with a customer.

•	Contract Manufacturing revenues decreased $4.2 million, or 31%, for the nine months ended

September 30, 2005, as compared with the nine months ended September 30, 2004. The principal reason for the decrease in revenues is due to a $4.6 million period over period decrease in livestock de-wormer sales. The Company has eliminated this product from its product portfolio due to extreme competitive pricing and the resultant lack of product profitability. This decrease in revenue was offset by a $0.5 million increase in contract manufacturing revenues due to the timing of customer orders.
     Gross Profit
          Gross profit increased by $3.5 million, or 14%, for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004. Gross profit as a percentage of revenues increased to 48% for the nine months ended September 30, 2005, from 44% in the comparable 2004 period. Specifically, gross profit by segment was as follows:

	For the Nine Months Ended September 30,
					Change
(In thousands, except		Gross		Gross
for percentages)	2005	Profit %	2004	Profit %	Dollars	%
Veterinary	$22,160	62%	$19,364	65%	$2,796	14%
Consumer Brand	5,142	32%	5,235	33%	(93)	(2)%
Contract Manufacturing	1,946	21%	1,157	9%	789	68%

Totals	$29,248	48%	$25,756	44%	$3,492	14%

•	Veterinary gross profit dollars increased by $2.8 million for the nine months ended September 30, 2005, as compared to the year ago period, due to increased revenues. Veterinary gross profit margins decreased to 62% in the 2005 period, as compared to 65% in the 2004 period. Gross profit margins are down period over period in nearly all product categories. The Company has aggressively marketed its products with various marketing promotional programs in order to expand its market share and respond to increased competitive pricing. Gross profit margins have also been negatively affected by reduced margins on the Company’s antibiotic product category sales. This antibiotic product category was acquired in connection with the Delmarva acquisition in late 2003. The Company’s sales of this product category have been negatively affected by a change in market conditions as a result of a significant competitor’s promotion of a broader spectrum product. The Company has reduced its pricing in response to the changing market conditions. See “Operating Expenses” below for a further discussion.

•	On slightly higher revenues, Consumer Brand gross profit decreased $0.1 million, or 2%, for the nine months ended September 30, 2005, as compared to the same period in 2004, and gross profit margins decreased one percentage point period over period. Dental product category gross profit margins have increased period over period due to the wide market acceptance of a dental chew product that has a high gross profit margin as compared to other dental products. This increase was offset by an increase in the sales related reserve provisions for this segment, period over period, due to a higher rate of billing adjustments.

•	Contract Manufacturing gross profit increased $0.8 million, or 68%, for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004. The principal reason for the increase in the 2005 period is due to the elimination of livestock de-wormer product sales that carry low profit margins. In addition, the 2004 period gross profit margins were negatively affected by inventory reserve provisions.

     Operating Expenses
          Operating expenses decreased $0.3 million, or 1%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. Sales and marketing expenses increased $1.0 million, or 9%, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, due principally to increased advertising, marketing promotional programs and their related costs and increased sales incentive-based compensation as a result of increased sales.
          Operating expenses for the nine months ended September 30, 2005 include a $0.8 million charge related to the impairment of an intangible asset. See “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 – Operating Expenses” for a further discussion.
          General and administrative expenses decreased $1.9 million, or 21%, for the nine months ended September 30, 2005, as compared to the year ago period. In both periods, general and administrative expenses have been unusually high, primarily due to elevated legal, accounting and outside consulting costs related to the Audit Committee’s internal investigation and outside audit and consulting costs incurred in connection with the restatement of the Company’s historical financial statements as described more fully in its 2003 Annual Report on Form 10-K. For the nine month periods ended September 30, 2005, and 2004, incremental costs related to the aforementioned activities were $2.2 million and $4.4 million, respectively, which contributed to the overall decrease in general and administrative expenses period over period. The principal reason for the decrease was due to lower outside consulting and legal expenses offset by increased audit fees related to the restatement of the Company’s historical financial statements. These costs were non-recurring in nature; however, the above mentioned activities have occurred throughout all of 2004 and the first half of 2005. General and administrative expenses increased period over period due to higher personnel costs as a result of increased staffing in the finance organization. This increase was offset by decreased legal fees period over period. Legal expenses were higher for the nine months ended September 30, 2004 as compared to the current year period due to various corporate governance projects.
          Research and development expenses were nearly flat for the nine month period ended September 30, 2005, as compared to the nine months ended September 30, 2004. Research and development personnel costs are lower period over period offset by higher product registration and recruiting costs. Product registration costs increased due to an expanding product portfolio and an increase in amounts levied by regulatory agencies. The Company is currently recruiting for additional personnel in its research and development departments and does not expect this downward trend in research and development expenses to continue. The Company expects to increase its spending in this functional area significantly in 2006.
          On increased revenues, warehouse and distribution expenses remained nearly flat for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
     Interest Expense and Other Income
          Interest expense increased 2%, which is less than $0.1 million for the nine months ended September 30, 2005, as compared to the same 2004 period. While the Company’s average interest rates increased during the nine month period ended September 30, 2005, as compared to the same period in 2004, its average borrowing levels have decreased in the same periods. The Company’s average interest rate for the nine months ended September 30, 2005 was 7.12%, as compared with 5.13% for the nine months ended September 30, 2004. Average borrowings were $20.1 million and $25.4 million for the nine months ended September 30, 2005 and 2004, respectively.

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
Recently Issued Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154, which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB No. 20, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154, as applicable, effective January 1, 2006.
          In March 2005, the SEC issued SAB No. 107. This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. The Company is currently evaluating the guidance provided within SFAS No. 123R and SAB No. 107 and may refine its estimates of expected volatility and expected term upon the adoption of SFAS No. 123R.
          In December 2004, the FASB issued FSP FAS 109-1. FSP FAS 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 is effective for the Company as of January 1, 2005, and the Company believes that this pronouncement will not have a significant impact on the Company’s effective tax rate in 2005.
          In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revised standard to determine the impact on its consolidated financial statements. It is however, expected to have a negative effect on consolidated net income.

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
Liquidity and Capital Resources
          For the nine months ended September 30, 2005, operating activities provided approximately $6.2 million in cash. Principal operating sources of cash included income from operations of $6.0 million after adjusting for non-cash charges and credits, an increase in accounts payable of $0.7 million, a net increase in sales related reserves of $0.4 million and an increase in income taxes payable of $0.5 million. The increase in sales related reserves is due to higher reserve provisions for the heartworm preventative product category which has had significant sales growth in the nine months ended September 30, 2005, as compared to the same period in 2004 and has higher return rates due to the product’s short shelf-life. These sources of cash were partially offset by increases in accounts receivable of $0.9 million due to higher revenues and an increase in inventories of $0.9 million. The Company is increasing its safety supply of inventories to ensure it is able to meet anticipated customer demand in the early part of 2006 after switching over to a new enterprise resource planning and management information system.
          For the nine months ended September 30, 2004, operating activities provided approximately $7.3 million in cash. Principal operating sources of cash included a decrease in inventories and prepaid expenses and other assets of $2.5 million and $0.5 million, respectively, an increase in accounts payable of $1.0 million and income from operations of $3.1 million, after adjusting for non-cash charges and credits, offset by a net decrease in sales-related reserves of $0.4 million. The decrease in inventories was primarily due to the recognition of consignment sale transactions and the net decrease in sales-related reserves is due to lower return rates realized in the first half of 2004 as compared to earlier periods.
          For the nine months ended September 30, 2005, cash used in investing activities included the acquisition of equipment used in the Company’s manufacturing operations and a $0.3 million payment related to contingent consideration in connection with the acquisition of Delmarva. See Note 6. “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” for further discussion of the contingent consideration payment. For the nine months ended September 30, 2004, cash used in investing activities was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product license rights and other intangible assets which include trademarks.
          Cash flows from financing activities in 2005 principally reflect activity under the Credit Agreement, which is used primarily to fund working capital needs. For the nine month period ending September 30, 2005, the Company reduced borrowings under the Credit Agreement by approximately $5.5 million.
          Cash flows from financing activities in 2004 reflect repayments of $10.2 million of the Credit Agreement. The repayments of amounts under the Credit Agreement were in part due to the Company’s default with certain terms under its Credit Agreement. These terms included the inability to meet reporting period covenants, noncompliance with certain financial covenants and borrowings in excess of the borrowing base as defined in the Credit Agreement. On April 9, 2004, the Company entered into the Forbearance Agreement with its lenders whereby a standstill period, with a termination date of May 10, 2004, was agreed upon. The Company agreed that during the standstill period it would make additional payments of principal to reduce the amount of outstanding borrowings under the Credit Agreement by approximately $7.0 million, which were in excess of the Company’s borrowing base. From May 10, 2004 through May 6, 2005, the Company entered into various amendments to the Forbearance Agreement the purpose of which was to extend the term and reduce the amount available under the facility ultimately to $15.0 million.
          In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed the April Notes, and on June 3, 2004, executed the June Note all in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the maturity date for the April Notes has been extended to October 9, 2006, and the maturity date for the June Note has been extended to April 9, 2006.
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the Eighth Amendment. Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the permanent waiver of any existing events of default. At September 30, 2005, total borrowings under the Credit Agreement were $7.5 million, availability was $6.8 million based on a borrowing-base formula and management believes the Company was in compliance with all covenants.
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
          During the second half of 2005, the unusual cash requirements have substantially subsided due to the completion or substantial resolution of the aforementioned matters. The reduced unusual cash requirements and the extension of the Company’s borrowing arrangements as discussed above, combined with the improved operating results provide the Company with the liquidity to fund operating activities in the ordinary course and make scheduled debt repayments.
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

          At September 30, 2005, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement and the VBSA Notes. At September 30, 2005, the Company had $7.5 million of floating rate debt under the Credit Agreement and $9.0 million of floating rate debt from the VBSA Notes. As of September 30, 2005, the Credit Agreement had a floating interest rate based on Prime plus 1/2%. The interest rate on the Credit Agreement as of September 30, 2005 was 7.25%. Under the terms of the VBSA Notes, interest accrues at a base rate of 5.0% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of September 30, 2005 was 8.10%.
          A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At September 30, 2005, the Company had a weighted average interest rate for its combined financing facilities of 7.71%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended September 30, 2005, the Company would have experienced additional interest expense of $165,000 for the twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $825,000. This assumes no change in the principal or a reduction of such indebtedness at September 30, 2005. The Company has no significant fixed-rate, long-term debt obligations.
Item 4. Controls and Procedures.
     Evaluation of the Company’s Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations the disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Exchange Act. This evaluation included a review of findings arising in conjunction with the restatement of the Company’s financial statements as described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and an internal investigation initiated by the Audit Committee. Based upon this evaluation, current management has concluded that disclosure controls and procedures were not effective at September 30, 2005, at a reasonable level of assurance, as a result of the material weaknesses described below.
     Identification of Material Weaknesses in Internal Control over Financial Reporting
          The Company’s efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain material weaknesses and other deficiencies relating to internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During its evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, current management identified the following material weaknesses in Virbac’s internal control over financial reporting as of September 30, 2005:
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
          In connection with its audit of the consolidated financial statements for the year ended December 31, 2003, the Company’s independent registered public accounting firm reported to management and the Audit Committee the existence of material weaknesses, each listed above. These findings were considered by the Company in their evaluation as described above. Based on the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act were recorded, processed, summarized and reported as and when required.
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
          Other than as summarized above, during the Company’s fiscal quarter ended September 30, 2005, there were no other changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II – Other Information.
Item 1. Legal Proceedings.
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of September 30, 2005, Virbac was not a party to any legal proceedings other than those discussed below that are expected, individually or in the aggregate, to have a material effect on the Company’s business, financial condition, or operating results.
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
          On September 10, 2004, the plaintiffs filed the Amended Complaint, asserting claims against Virbac and the individual defendants based on securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5, and asserting claims against VBSA and the individual defendants for violation of Section 20(a) of the Exchange Act as alleged “control persons” of Virbac. The plaintiffs generally alleged in the Amended Complaint that the defendants caused Virbac to recognize and record revenue that it had not earned; that Virbac thereupon issued financial statements, press releases, and other public statements that were false and materially misleading; that these false and misleading statements operated as a “fraud on the market,” inflating the price of Virbac’s publicly traded stock; and that when accurate information about Virbac’s actual revenue and earnings emerged, the price of the Common Stock, sharply declined, allegedly damaging the plaintiffs. The plaintiffs sought to recover monetary compensation for all damages sustained as a result of the defendants’ alleged wrongdoing, in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the lawsuit (including attorneys’ fees and expert witnesses’ fees), and such other and further relief as the Court may deem just and proper. In December 2004, Virbac, VBSA, and the individual defendants filed motions to dismiss the Amended Complaint. Opposition and reply briefs were filed, but no decision was rendered.
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
          Under the terms of the settlement preliminarily approved by the Court, the Class may be eligible to participate in the settlement. The terms of the settlement and the proposed plan of allocation will be described in the Notice. The Notice will also describe the steps that members of the Class must take to pursue any potential recovery under the settlement, to object to the fairness, reasonableness, and adequacy of the settlement, and/or to opt out of the settlement. The Court has scheduled the Settlement Fairness Hearing for Thursday, December 1, 2005. At the Settlement Fairness Hearing, the Court will consider various matters, including whether to grant final approval of the settlement, whether judgment should be entered dismissing the Securities Class Action with prejudice, and class counsel’s applications for attorneys’ fees and the reimbursement of expenses.
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
          In May 2005, the parties agreed to submit to mediation in an effort to resolve the action. On May 31, 2005, the Court stayed the action to allow the parties to mediate. On June 27, 2005, the parties engaged in a mediation session, but were unable to settle the action. On July 13, 2005, the Court extended the stay until July 25, 2005 to allow the parties to continue settlement discussions. That stay expired without a settlement being reached. While settlement discussions are ongoing, nominal defendant Virbac and the individual defendants filed motions to dismiss the Amended Derivative Complaint on August 15, 2005. The plaintiffs’ opposition brief was filed on September 29, 2005, and defendants’ reply briefs were filed on October 24, 2005. No decision has been rendered.
          Additionally, on August 25, 2005, plaintiffs served document requests on all defendants. On, September 16, 2005, defendants filed the Motion to Stay Discovery. On October 6, 2005, the parties stipulated to stay briefing on the Motion to Stay Discovery until October 14, 2005 in an effort to resolve informally the matters raised in that motion. On October 14, 2005, the parties stipulated to extend that stay until October 31, 2005. The stay expired and the issues were not resolved.
          On November 7, 2005, the parties reached a settlement in principle with respect to the plaintiffs’ substantive claims and will attempt to agree on a proposed attorneys’ fee award. The settlement in principle is subject to the execution of a written settlement agreement and court approval. Also, on November 7, 2005, the parties filed a notice advising the Court of the settlement in principle and requesting that the Court hold in abeyance any rulings on the pending motions to dismiss and the Motion to Stay Discovery.
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
          On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the Eighth Amendment. Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at Prime plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006, and the permanent waiver of any existing events of default. At September 30, 2005, the total borrowings under the Credit Agreement were $7.5 million, availability was $6.8 million based on a borrowing-base formula and management believes the Company was in compliance with all covenants.

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
(6); Ex. 10.41

10.2
Second Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.
(6); Ex. 10.42

10.3
Second Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.
(6); Ex. 10.43

10.4
Revolving Credit Note, by and among Virbac Corporation, PM Resources, Inc., St. JON laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.
(7); Ex. 10.4

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.5
Eighth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.
(6); Ex. 10.26

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

+ Filed herewith.s
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
(6) Incorporated herein by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004. (File No. 000-24312)
(7) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of August 2, 2005, filed September 14, 2005. (File No. 000-24312)

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION
Date: November 9, 2005	By:	/s/ Erik R. Martinez
Erik R. Martinez
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Jean M. Nelson
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
(6); Ex. 10.41

10.2
Second Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.
(6); Ex. 10.42

10.3
Second Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.
(6); Ex. 10.43

10.4
Revolving Credit Note, by and among Virbac Corporation, PM Resources, Inc., St. JON laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.
(7); Ex. 10.4

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.5
Eighth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.
(6); Ex. 10.26

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
(6) Incorporated herein by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004. (File No. 000-24312)
(7) Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of August 2, 2005, filed September 14, 2005. (File No. 000-24312)