Form 10-K/A
period 2004-12-31
VIRBAC CORP
filed 2005-11-14
CIK 922814

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
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each Class: COMMON STOCK, PAR VALUE $0.01 PER SHARE	Name of each exchange on which registered: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      or No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      or No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      or NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐      or NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      or NO ☑
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2005 was $27,200,000. (For purposes of determination of the aggregate market value, Interlab S.A.S. and the directors and executive officers of Virbac Corporation have been deemed affiliates.)
The number of shares outstanding of the registrant’s common stock, par value $0.01, as of June 30, 2005, was 22,325,406 shares.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A amends Virbac Corporation’s (the “Company”) previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This amendment is being filed to include the consent of the Company’s independent registered public accounting firm to the incorporation by reference into the Company’s registration statements, as specified in that consent, of that firm’s report dated August 30, 2005, on the Company’s financial statements, as stated in the consent. This consent was omitted from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on August 30, 2005.
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