Form 10-K
period 2005-12-31
VIRBAC CORP
filed 2006-03-31
CIK 922814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check One)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2005 was $27,200,000. (For purposes of determination of the aggregate market value, Interlab S.A.S. and the directors and executive officers of Virbac Corporation have been deemed affiliates.)
     The number of shares outstanding of the registrant’s common stock, par value $0.01, as of February 28, 2006, was 22,548,540 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the [Annual Meeting].

Virbac Corporation

i

FORWARD LOOKING INFORMATION
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meaning and do not reflect historical facts. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In addition, factors that could affect the business and financial results of Virbac Corporation (the “Company” or “Virbac”) include, but are not limited to, the following: the results of research and development activities; decisions by regulatory authorities, including the U.S. Food and Drug Administration (“FDA”) and the Environmental Protection Agency (“EPA”), regarding whether and when to approve Virbac’s drug applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of Virbac’s products and services; trade buying patterns; the ability to meet generic and branded competition after the loss of patent protection for Virbac’s products; changes or trends in veterinary medicine that affect the rate of use of the Company’s products by veterinarians; legal defense costs, insurance expenses, settlement costs, and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, and other legal proceedings; the Company’s ability to protect its patents and other intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; any changes in business, political, and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and uncertainties regarding the Company’s ability to comply with financial and other covenants required under its credit agreement. Virbac does not intend to update these forward-looking statements to reflect actual future events.
PART I
ITEM 1. BUSINESS.
Background
     The business now operated by Virbac and its wholly-owned subsidiaries was initiated in 1993, when Agri-Nutrition Group Limited, a Delaware corporation (“Agri-Nutrition”) acquired the animal health industries business of Purina Mills, Inc. In July 1994, Agri-Nutrition completed an initial public offering of its common stock.
     On October 16, 1998, Agri-Nutrition entered into an Agreement and Plan of Merger, as amended, (the “Merger Agreement”) with Virbac S.A., a French corporation engaged in the veterinary pharmaceutical manufacturing business (“VBSA”), Virbac, Inc., a Delaware corporation ( “Virbac Inc.”), and Interlab S.A.S., a French corporation ( “Interlab”), pursuant to which Virbac Inc. was merged with and into Agri-Nutrition (the “Merger”) with Agri-Nutrition being the surviving corporation. At the effective date of the Merger, March 5, 1999, Virbac Inc. was a wholly-owned subsidiary of Interlab and Interlab was a wholly-owned subsidiary of VBSA.
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
     The Merger Agreement further provides that in order to maintain Interlab’s proportionate ownership interest in the Company until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the Merger, the Company will contemporaneously, with the issuance of the Common Stock upon the exercise of pre-Merger options to purchase the Common Stock, issue to Interlab a number of additional shares of the Common Stock equal to the product of (a) the aggregate number of shares of the Common Stock issued upon the exercise of such Company options and (b) 1.5. Consequently, VBSA, through Interlab, indirectly owns approximately 60% of the outstanding Common Stock.
Business Overview
     Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products as well as products intended for use by livestock. The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment which offers a broad range of services and specialized expertise in the manufacture of highly regulated animal health products. The Contract Manufacturing segment operates as PM Resources, Inc., a Missouri corporation (“PMR”), which is a wholly-owned subsidiary of the Company. PMR is based in a 176,000 square-foot facility in Bridgeton, Missouri, which is registered with the FDA and the EPA. PMR formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemical industries, including products for over 20 international, national and regional veterinary pharmaceutical companies. Detailed operating results for the Company’s segments may be found in Note 16. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”
     Virbac has developed its product portfolio through acquisitions, licensing arrangements and internal development activities. The Company distributes and sells its products throughout the United States and Canada and, through its distribution agreement with VBSA, in other foreign markets. Virbac has the exclusive North American manufacturing and distribution rights to any new or existing products developed by VBSA that are intended for companion animals and livestock, for which it pays royalties to VBSA ranging from 2.0% to 6.0% of its sales of such products. Royalties of $0.3 million, $0.3 million and $0.1 million were paid to VBSA in 2005, 2004 and 2003, respectively. Additionally, some of the Company’s products are manufactured and distributed under licenses granted by VBSA. See Item 13. “Certain Relationships and Related Transactions” for further information.
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
Veterinary Segment
     The Company manufactures a significant amount of its pharmaceutical products that are sold in the veterinary channel and also purchases finished product directly from outside third party manufacturers. This segment’s marketing and sales promotions target veterinarians through education and sampling to encourage veterinarians to prescribe and sell more of the Company’s products. The Company’s principal veterinary line labels are ALLERDERM® dermatological products, C.E.T.® dental products, IVERHART® PLUS canine heartworm preventive, SOLOXINE® endocrinology products and PREVENTIC® tick collars. This segment generated 57%, 51% and 45% of the Company’s revenues in 2005, 2004 and 2003, respectively.
     Members of a veterinary distributor consortium, named Vedco, Inc. (“Vedco”), represent the Company’s largest group of customers and accounted for approximately 21%, 17% and 20% of revenues in 2005, 2004 and 2003, respectively. Before formation of the Vedco consortium, individual members of the Vedco group purchased products directly from Virbac, rather than through the consortium. In the event the Vedco consortium disbands or discontinues purchasing Virbac products, there could be a material adverse effect on the operating results of Virbac’s Veterinary segment. However, the Company believes that individual members of the consortium would have the ability to purchase directly from the Company, which would substantially mitigate the loss of the purchases by Vedco.
Consumer Brand Segment
     The Consumer Brand segment offers more than 300 products for sale to pet specialty retail stores, superstores, mass merchandisers and farm and fleet stores. Under the Company’s principal consumer brand labels of Petrodex®, Mardel®, Petromalt®, Francodex®, Zema®, Healthy Companion® and Pet Relief®, the Company sells health care products for dogs, cats, horses, tropical fish, birds and various other animals. Some of these products are manufactured by Virbac, while others are contract manufactured by third parties or purchased. The promotion of the Company’s Consumer Brand segment is principally focused on obtaining shelf space in store locations by creating consumer brand awareness and demand. Additionally, this segment distributes animal health and pest control products under the Earth City Resources label to retailers and the farm market, as well as rural, and urban feed retailers. The Consumer Brand segment also distributes private label products, principally pest control products, whereby the Company produces the product and then labels it with the customer’s label for distribution in the retail channel. The Consumer Brand segment generated 27%, 28% and 34% of the Company’s revenues in 2005, 2004 and 2003, respectively.
     The Company also markets and sells its Veterinary and Consumer Brand segment products in Canada and markets outside the U.S. The Company sells its products directly to its Canadian customers.

Canadian sales are invoiced in U.S. dollars and totaled $1.8 million, $1.2 million and $1.1 million in 2005, 2004 and 2003, respectively. Virbac’s Veterinary and Consumer Brand segment products are generally sold in markets outside the U.S. and Canada directly to customers through a distribution agreement with VBSA and its affiliates. These export sales are invoiced in U.S. dollars and amounted to $2.4 million, $1.7 million and $2.2 million in 2005, 2004 and 2003, respectively. See Item 1. “Business, Distribution” below for a further discussion.
Contract Manufacturing Segment
     The Contract Manufacturing segment’s services include a broad range of formulation, development, manufacturing, packaging and distribution activities related to products that are generally highly regulated pharmaceuticals and pesticides for significant animal health and specialty chemical customers. The Company holds over 140 FDA and EPA product registrations and site approvals that are required to perform these services. The Contract Manufacturing segment generated 16%, 21% and 21% of the Company’s revenues in 2005, 2004 and 2003, respectively.
     For further information on the seasonality of the Company’s products, segment performance and financial information on the Company’s segments, refer to Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. “Segment and Related Information” of the “Notes to Consolidated Financial Statements”, respectively.
Distribution
     The Company utilizes different distribution channels for each of its three segments. In the Veterinary segment, which has its own sales force, the products are generally shipped from the Company to distributors who sell principally to veterinarians. For the Consumer Brand segment, which also has its own sales force, the Company sells primarily to large multi-chain retail stores or large pet-store distributors who then sell to smaller retail pet and pet supply stores. The Company’s Contract Manufacturing segment either ships the product directly to the customer or to a destination chosen by the customer and in some cases the customer will arrange for their own delivery.
     As previously mentioned, Virbac has entered into an agreement with VBSA for the distribution of its products in markets outside of the United and Canada. The terms of the distribution agreement provide that VBSA and its affiliates are the sole and exclusive distributors of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. The Company agrees to manufacture the products and VBSA agrees to use its best efforts to promote, sell and distribute the Company’s products internationally. The Company can distribute directly to certain customers at the election of VBSA. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. The current terms of the distribution agreement provide that VBSA’s purchase price of products be fixed at 12.6% over the Company’s current cost. Virbac recorded $1.2 million of product sales to VBSA and its affiliates under the distribution agreement during each of 2005, 2004 and 2003.
Research and Development
     The Company’s research and development activities focus on developing highly regulated proprietary and generic products mainly for the pet and companion animal market. The Company develops formulas adapted to the needs of companion animals, either from off-patent compounds or proprietary compounds licensed from others. The Company’s research and development activities also include developing less regulated cosmetic products, mainly dermatological and oral hygiene products. The Company maintains a regulatory department that is responsible for maintaining the required product dossiers with the various regulatory agencies. The Company believes it is a leader in pet dermatology and oral hygiene product development and believes it holds a market leadership position in these product categories.
     The Company frequently collaborates with third parties to perform certain research studies and developmental activities. The Company has collaborated, and continues to collaborate with not only other companies, but also with veterinary specialists, universities, and other private practice veterinarians to evaluate products in development and to validate the utility of the Company’s existing products in the marketplace. The costs of these services are expensed as incurred and are included in the Company’s research and development expenses.
     In developing new or improved products, the Company considers a variety of factors, including (i) existing or potential marketing opportunities for such products; (ii) the capability of the Company to manufacture the products; (iii) whether such new or improved products complement its existing products; (iv) the possibility of leveraging such products with the development of additional products, and (v) the risks and potential for successfully achieving marketing approval by the relevant regulatory agency. The Company spent approximately $3.3 million, $3.3 million and $4.9 million, in 2005, 2004 and 2003, respectively, on research and development. Virbac also conducts research on VBSA products that have the potential to be distributed in North America.
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
     In addition to developing its own products and obtaining the North American manufacturing and distribution rights to products developed by VBSA, the Company has significantly expanded its product portfolio through purchases of North American and worldwide manufacturing and distribution rights to certain products developed by third parties.
Registrations, Trademarks and Patents
     The Company considers its intellectual property protection to be material to its ability to successfully commercialize its life-sciences innovations and to protect the capital investments the Company makes in those innovations. The Company owns or licenses a number of patents relating to products, product uses, formulations and manufacturing processes. See Item 1A. “Risk Factors”.
     The Company holds patents for technologies such as pet toothbrushes, pet shampoos and the systemic and topical control of parasites. The remaining lives of the various patents range from five to 14 years. The Company also has exclusive licenses to use other patents including enzyme generation formulae for use in animal toothpaste and rawhide chews; insect growth regulators; VBSA’s Spherulite® technology, which provides for the prolonged delivery of active ingredients contained in various products; and others. The license agreements held by the Company have remaining lives ranging from five to 14 years.
     The Company holds numerous trademarks relating primarily to its Veterinary and Consumer Brand segment products, including PetRelief®, Petrodex®, Petromalt®, Mardel®, Zema®, ALLERDERM®, SOLOXINE®, Euthasol®, IVERHART® PLUS, and C.E.T.®. Virbac also has permission to use trademarks held by VBSA including Healthy Companion®, Francodex® and PREVENTIC®.

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
Product Regulation
     The federal government has extensive enforcement powers over the activities of veterinary pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved products or products that are not in compliance and to halt any manufacturing operations that do not comply with applicable laws and regulations. Any such restrictions or prohibitions on sales, or withdrawal of approval of products marketed by Virbac, could have a material adverse effect on Virbac’s business, financial condition, and results of operations.
     While Virbac believes that all of its current pharmaceuticals are in compliance with applicable FDA regulations and has received required government approvals for the manufacture and sale of such pharmaceuticals, approvals are subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products are, in many circumstances, subject to additional approvals, which may be subject to a lengthy application process. Virbac’s manufacturing facilities are subject to continual inspection by regulatory agencies, and manufacturing operations could be interrupted or halted in either such facility as a result of such inspections. If previously received regulatory approvals were subsequently revoked, any such revocations could have a material adverse effect on Virbac’s business, financial condition and results of operations.
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
     The Company has numerous EPA and FDA product registrations. Its EPA product registrations permit it to sell pesticide and rodenticide products, as well as ectoparasiticide products for the treatment of fleas and ticks on dogs and cats. While EPA registrations do not expire, registrants are required to periodically re-register certain products with the EPA. The Company’s Bridgeton, Missouri facility is qualified as an EPA-registered manufacturing site, which permits the Company to manufacture products not only under its own EPA product registrations, but also under the registrations of other companies.
     The Company’s FDA-approved new animal drug applications (“NADAs”) permit it to sell medicated treatments, anthelmintics, feed additives and other animal drug products. NADAs do not expire, but are subject to review and modification or withdrawal by the FDA based upon the related drugs’ performance in the market. The Company also has FDA manufacturing site approvals enabling the Company to manufacture animal drugs covered by NADAs held by other companies.
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
     PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historical contamination at its Bridgeton, Missouri property. As of December 31, 2005, approximately $635,000 in investigative and remediation costs has been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future remediation costs are approximately $279,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining remediation costs will be reimbursed under the terms of the indemnity agreement, which is a formal and legally enforceable agreement, except for $22,000, which represents the Company’s estimated remaining portion of the liability and is included in the Company’s Consolidated Balance Sheet as of December 31, 2005. Management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations. See Item 1A. “Risk Factors”.
Employees
     As of December 31, 2005, the Company had approximately 269 full-time employees, of which, approximately 152 were engaged in manufacturing activities, 76 in sales and marketing activities, and 41 employed in research and development or administrative functions. Fifty-eight of the full-time employees located at the Bridgeton, Missouri facility, are covered by collective bargaining agreements with international unions that were renewed in the fourth quarter of 2004 with no material changes. Each of the collective bargaining agreements expires in the fourth quarter of 2008. The Company also employs workers on a temporary basis, the number of which fluctuates during the year because demand for many of the Company’s products is seasonal. The Company considers its employee and union relations to be good.
Restatement of Financial Statements and Other Developments
Restatement of Financial Statements
     The Company filed restated audited financial statements for each of the years 2001 and 2002, unaudited interim financial data for all quarters in 2001 and 2002, and unaudited interim financial data for the quarters ended March 31, 2003 and June 30, 2003 (the “Restatement”), and its audited financial results for 2003 in its Annual Report on Form 10-K on April 29, 2005 (“2003 Form 10-K”). In addition, the filing also included certain restated unaudited financial data for the years 1998 through 2000. The Company has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the quarterly periods affected by the Restatement. The information that had been previously filed or otherwise reported for these periods is superseded by the 2003 Form 10-K and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. See 2003 Form 10-K for a further discussion and Item 1A. “Risk Factors”.
Other Developments
     On December 13, 2005, the Company announced that VBSA had made a proposal to acquire the 39.7% outstanding Common Stock not already owned by VBSA or its subsidiaries for $4.15 per share in cash, representing an aggregate all-cash purchase price of approximately $37.0 million (the “Tender Offer Proposal”).
     VBSA stated in the Tender Offer Proposal that it expects that the Board of Directors of Virbac will form a special committee of independent directors to respond to VBSA’s Tender Offer Proposal on behalf of Virbac’s public shareholders and to make an informed recommendation to the public shareholders with respect to the offer. VBSA also stated that it is prepared to negotiate the terms of a definitive offer to the shareholders of Virbac on customary terms and conditions for transactions of this type. The Tender Offer Proposal stated that the definitive offer would be subject to the condition that a sufficient majority of the Common Stock is tendered such that the tendered shares, together with the shares VBSA currently owns, total at least 90% (ninety percent) of the Common Stock. VBSA has informed Virbac that it has sufficient financing available for the transaction under its existing bank credit facilities and that the offer would not be subject to a financing condition.
     On March 14, 2006, the Company announced the formation of a special committee of independent directors (the “Special Committee”) to review, evaluate and negotiate VBSA’s Tender Offer Proposal. The Special Committee has engaged outside financial advisors to assist in this process. The Special Committee is further authorized to negotiate the terms of VBSA’s proposal and to make a recommendation to the Company’s Board of Directors and/or its public stockholders as to whether to accept VBSA’s proposal or any other proposal made by VBSA and/or its affiliates to acquire the Common Stock held by public stockholders. See Item 1A. “Risk Factors”.
Available Information
     Shareholders may obtain, free of charge, copies of the Company’s Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission by a request in writing to Jean M. Nelson, Executive Vice President and Chief Financial Officer, Virbac Corporation, 3200 Meacham Boulevard, Fort Worth, TX 76137. Copies of all of these documents are also made available free of charge on the Company’s website located at www.virbaccorp.com. The documents that Virbac files with or furnishes to the Securities and Exchange Commission (“SEC”) are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information may be obtained regarding operation of the Public Reference Room by calling 1-800-SEC-0330. The documents that Virbac files with or furnishes to the SEC are also available on the SEC’s website at www.sec.gov. The information on the Company’s website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.
Risks Relating to the Restatement and Other Matters
  Virbac may be materially adversely affected by the result of ongoing litigation.
     Virbac is a defendant in certain significant litigation, described in more detail in Item 3, “Legal Proceedings.” If any of these proceedings is decided against the Company, it may be subject to substantial damages, other penalties or non-monetary remedies. These penalties and other effects of litigation, including significant legal fees and expenses, could have a material adverse effect on the Company’s financial condition and results of operations in the event that any final settlement amounts exceed the limits of the Company’s insurance policies or the carriers decline to fund such final settlements or judgments.
     Virbac may be required to seek additional funding which may not be available on commercially reasonable terms, or at all. As a result, the Company may be required to dedicate a substantial portion of its cash and/or cash flow from operations to payments of such judgments, fines, penalties, or settlements resulting in a reduction of cash availability and/or cash flow to fund working capital, capital expenditures, new acquisitions and investments, research and development efforts and other general corporate purposes, including debt reduction. In addition, the negative outcome of litigation may materially adversely impair the Company’s ability to satisfy its payment obligations under outstanding indebtedness
  Virbac is subject to an ongoing SEC investigation.
     Virbac has reached a settlement agreement in principle with the staff of the SEC with regard to the SEC’s investigation of the Company. However, there can be no assurance that the settlement agreement will be approved by the SEC. Any material adverse fines, penalties or settlements arising from the pending SEC investigation that deviate from the currently proposed settlement could require additional funding that may not be available on commercially reasonable terms, or at all. Such an outcome could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity. See Item 3. “Legal Proceedings, SEC Investigation”.
  Virbac may be materially adversely affected if it does not complete the implementation of its plan to improve the Company’s internal controls.
     Virbac’s management and independent registered public accounting firm have identified certain material weaknesses in its disclosure and internal controls and procedures as of December 31, 2005. As of December 31, 2005, the Company had not completed the implementation of its plan to improve internal controls and remediate the identified material weaknesses as described in Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. Management has adopted a number of measures to strengthen the Company’s internal controls over financial reporting and address the material weaknesses that have been identified, however, Virbac may be unable to fully address such material weaknesses in a timely manner. The Company expects to conclude that certain of the material weaknesses identified by its management and independent registered public accounting firm as of December 31, 2005 will continue to exist as of December 31, 2006. If these material weaknesses are not remedied or otherwise mitigated, they could result in material misstatement of the Company’s financial statements in the future, which would result in additional restatements and would materially impact its ability to timely file financial statements in the future.

Risks Related to Virbac’s Business
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
     Management believes that the Company’s future operating results could fluctuate on a quarterly basis due to a variety of factors which are generally beyond Virbac’s control, including:
•	supply of products from third party suppliers or termination of such relationships;

•	the introduction of new products by the Company’s competitors or by the Company;

•	competition and pricing pressures from competitive products;

•	Virbac’s distribution strategy and its ability to maintain relationships with distributors;

•	large customers failing to purchase products at historical levels;

•	fundamental shifts in market demand;

•	economic uncertainties;

•	significant increases in interest rates;

•	manufacturing delays;

•	shipment problems;

•	regulatory and other delays in product development;

•	product recalls;

•	changes in Virbac’s reputation and/or market acceptance of its current or new products;

•	changes in the mix of products sold;

•	the results of certain strategic initiatives, including acquisitions, divestitures, and restructurings; and

•	significant costs related to the compliance with newly issued SEC rules and corporate governance initiatives.
     Virbac has high operating expenses for personnel, new product development and marketing. Many of these expenses are fixed in the short term. If any of the factors listed above cause the Company’s revenues to decline, its operating results could be substantially harmed.
  Virbac may be materially adversely affected by its dependency on third-party suppliers.
     To be successful, Virbac must contract for the supply of, or manufacture itself, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm Virbac’s business.
     Virbac currently relies on third party suppliers to manufacture those products that it does not manufacture. The Company often purchases products from its suppliers under agreements that are of limited duration or can be terminated on an annual basis. Management believes that the Company has agreements in place to ensure supply of its major product offerings through at least the next 12 months and believes that the Company is in full compliance with such agreements. There can be no assurance, however, that Virbac’s suppliers will be able to meet their obligations under these agreements or that Virbac will be able to compel them to do so.
  The Company’s future revenues depend on the research, development, commercialization and market acceptance of new products, any of which can be slower than expected.
     Virbac’s business depends on its ability to develop a broad range of new products addressing companion animal healthcare. The acceptance of Virbac’s products by veterinarians is critical to its success. The Company believes that its revenue growth and profitability substantially depends upon its ability to improve market acceptance of current products, complete development of new and innovative products, and successfully introduce and commercialize such products.
     The research, development and regulatory approval process for many of Virbac’s products are extensive and may take substantially longer than anticipated. New products the Company is developing for the veterinary marketplace may not perform up to expectations. Because Virbac has limited resources to devote to product development and commercialization, any delay in the research or development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of the Company’s other product candidates. If Virbac fails to successfully develop new products and bring them to market in a timely manner, its ability to generate additional revenue will decrease.
  Virbac may not be able to successfully compete or be profitable in the business in which it operates.
     Virbac competes with independent animal health companies and major pharmaceutical companies that have animal health divisions. Virbac also competes with independent, third party distributors, including distributors who sell products under their own private labels. Virbac’s competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than it does. Virbac’s competitors may offer broader product lines and have greater name recognition than the Company. The Company’s competitors may develop or market technologies or products that are more effective or commercially attractive than its current or future products or that would render its technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, Virbac may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.
  Virbac may be materially adversely affected by costly intellectual property disputes.
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
     Virbac may become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office (the “USPTO”), to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. The Company may also need to pursue litigation to enforce any patents issued to its collaborative partners, to protect trade secrets or know-how owned by it or its collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to the Company and significant diversion of the efforts of its technical and management personnel. Any adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties. Further, as a result of litigation or other proceedings, Virbac may be required to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

  Virbac may be materially adversely affected by the cost of obtaining and maintaining costly regulatory approvals that are required to market its products.
     Many of the products Virbac develops and markets are subject to extensive regulation by the FDA, the EPA and foreign regulatory authorities. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale, transport, disposal and distribution of the Company’s products. Satisfaction of these requirements can take several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.
     The effect of government regulation may be to delay or to prevent marketing of the Company’s products for a considerable period of time and to impose costly procedures upon its activities. Regulatory approval of the Company’s products may also impose limitations on the indicated or intended uses for which its products may be marketed.
     Among the conditions for certain regulatory approvals is the requirement that the Company’s facilities and/or the facilities of its third party manufacturers conform to current good manufacturing practices. The Company’s manufacturing facilities and those of its third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and proper documentation. If any regulatory authority determines that Virbac’s manufacturing facilities or those of its third party manufacturers do not conform to appropriate manufacturing requirements, the Company or the manufacturers of its products may be subject to sanctions, including manufacturing suspensions, product recalls or seizures, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.
  The Company may be materially adversely affected if the FDA and the EPA decide to require FDA or EPA registered products to be produced in plants that produce only FDA or EPA registered products.
     Virbac manufactures both FDA and EPA registered products in its Bridgeton, Missouri facility. The Bridgeton facility has been developed over a number of years to comply with guidelines and procedures set out by both the FDA and the EPA. In the past, the facility has not encountered any regulatory issues resulting from manufacturing both types of products simultaneously. However, the industry standard is to produce FDA or EPA registered products in separate facilities. In the future, either the FDA or the EPA could decide that it will no longer allow products under its supervision to be produced in a plant that also produces products registered with another agency. If this were to occur, the Company would have to separate its facility or find another facility so that the FDA or EPA registered products could be produced separately. There can be no assurance that the Company could find an alternative facility or that it would have the funds needed in order to make such facility compliant with either EPA or FDA requirements.
  Virbac may be materially adversely affected by product returns and product liability.
     The testing, manufacturing and marketing of the Company’s current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. Following the introduction of a product, adverse side effects may be discovered. Adverse publicity regarding such effects could affect sales of the Company’s other products for an indeterminate time period. To date, the Company’s has not experienced any material product liability claims, but any claim arising in the future could substantially harm its business. Potential product liability claims may exceed the amount of the Company’s insurance coverage or may be excluded from coverage under the terms of its policies.

  Virbac may incur significant costs relating to the removal of hazardous materials and waste associated with its products and development programs.
     The Company’s products and development programs involve the controlled use, management, manufacture, storage, transport and disposal of hazardous and bio hazardous materials, including chemicals. Although Virbac believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, the Company cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, Virbac could be held liable for any fines, penalties, remediation costs or other damages that result, including damages for personal injury or property damage. The Company’s liability for the release of hazardous materials could exceed its resources, which could lead to a shutdown of its operations. In addition, Virbac may incur substantial costs to comply with environmental regulations if it chooses to expand its manufacturing capacity or if regulations were to require it to make significant operational changes.
  Virbac may be materially adversely affected by changes in veterinary medical practices.
     The market for Virbac’s veterinary products could be negatively impacted by the introduction or broad market acceptance of newly developed or alternative preventatives or other products for the diseases and conditions for which it sells products. Such a negative impact in the market for its product could have a material adverse effect on the results of operations.
  Virbac may be materially adversely affected by an economic downturn or economic uncertainty.
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
Risks Related to Virbac’s Relationship with VBSA
  Virbac may be materially adversely affected by a decrease in financial support that it receives from VBSA.
     Virbac receives significant support from its indirect majority shareholder, VBSA, including product development, research expenditures that benefit the Company, borrowings, and worldwide distribution of the Company’s products. If VBSA were to reduce the amount of support that it provides to the Company, the Company’s results of operations could potentially be adversely affected. A reduction in research and product development assistance provided by VBSA could decrease the number of future products the Company expects to introduce and increase the time it takes to introduce certain products into the market, thus decreasing the Company’s expected future revenue. Finally, if VBSA discontinues its lending to the Company, the Company would be forced to find alternative financing that might not be available on favorable terms, if at all.

Risks Related to the Ownership of Common Stock and the Securities Markets
  VBSA controls any vote of shareholders of the Company.
     VBSA owns, indirectly, approximately 60% of the outstanding Common Stock. As a result, VBSA has the power to elect all of the Company’s directors, appoint new management and approve or reject any action requiring the approval of shareholders, including adopting amendments to the Company’s charter and approving mergers and sales of substantially all of the Company’s assets. Minority holders of the Common Stock will not be able to affect the outcome of any shareholder vote so long as VBSA owns at least a majority of the outstanding Common Stock. In addition, VBSA’s ownership of the Common Stock will make an unsolicited acquisition of the Company more difficult and discourage certain types of transactions involving a change of control of the Company, including transactions in which the holders of the Common Stock might otherwise receive a premium for their shares over then current market prices. VBSA may make decisions that differ from the interests of other holders of the Common Stock.
     Based on VBSA’s beneficial ownership of a majority of the outstanding Common Stock, the Company is a “controlled company,” as defined in Rule 4350(c)(5) of the listing standards of the NASDAQ National Market, on which shares of the Common Stock were quoted prior to being delisted. Accordingly, the Company is exempt from certain requirements of NASDAQ’s corporate governance listing standards, including the requirement to maintain a majority of independent directors on its Board of Directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors. As such, the procedures for approving significant corporate decisions for the Company are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on the NASDAQ National Market.
  VBSA Tender Offer Proposal
     On December 13, 2005, the Company announced that VBSA had made a proposal to acquire the 39.7% outstanding Common Stock not already owned by VBSA or its subsidiaries for $4.15 per share in cash, representing an aggregate all-cash purchase price of approximately $37.0 million.
     VBSA stated in the Tender Offer Proposal that it expects that the Board of Directors of Virbac will form a special committee of independent directors to respond to VBSA’s Tender Offer Proposal on behalf of Virbac’s public shareholders and to make an informed recommendation to the public shareholders with respect to the offer. On March 14, 2006, the Company announced the formation of the Special Committee to review, evaluate and negotiate VBSA’s Tender Offer Proposal. The Special Committee has engaged outside financial advisors to assist in this process. The Special Committee is further authorized to negotiate the terms of VBSA’s proposal and to make a recommendation to the Company’s Board of Directors and/or its public stockholders as to whether to accept VBSA’s proposal or any other proposal made by VBSA and/or its affiliates to acquire the Common Stock held by public stockholders.
     There is no assurance that the Tender Offer Proposal will result in a definitive offer and there is no assurance that should a definitive proposal be made by VBSA, that it will be affected. Should VBSA initiate a definitive offer, there is no assurance that it will be at the price stipulated in the Company’s December 13, 2005 announcement.
     The Company will be required to incur additional costs in connection with its evaluation of the Tender Offer Proposal. These costs will include additional legal, financial advisory and Special Committee fees. Additionally, management’s time will be diverted from regular business activities to assisting with activities associated with the Tender Offer Proposal. The Company has been subjected to litigation as a result of the Tender Offer Proposal as more fully described in Item 3. “Legal Proceedings” and may be subject to further litigation.
  Virbac may continue to be materially adversely affected by the lack of a public trading market for its Common Stock.
     The Common Stock was delisted from the NASDAQ National Market as of the opening of business on January 23, 2004, because the Company was not able to file its periodic reports with the SEC in a timely manner. The Common Stock has continued to be quoted on the Pink Sheets on an unsolicited trading basis. As a result, there is currently no regular public trading market for the Common Stock. The Company does not know if a market for the Common Stock will be re-established or that, if re-established, a market will be sustained. Investors should realize that they may be unable to sell the Common Stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in the Common Stock.
     Virbac filed a re-listing application with NASDAQ and continues to work with NASDAQ listing officials on the potential re-listing of the Common Stock with NASDAQ. If the Company is not able to re-list the Common Stock on one of NASDAQ’s stock exchanges or an alternate stock exchange, the lack of a regular public trading market for the Common Stock could have an ongoing material adverse effect on the liquidity and price of the Common Stock.
  The public float of Virbac’s Common Stock is limited since over 60% of the Common Stock outstanding is held by VBSA.
     Even if the Company’s Common Stock were relisted on one of NASDAQ’s stock exchanges or on an alternate stock exchange, it would have a relatively small public float since over 60% of its Common Stock outstanding is held by VBSA. Accordingly, the Company cannot predict the extent to which investors’ interest in the Common Stock will provide an active and liquid trading market. Due to Virbac’s limited public float, Virbac may be vulnerable to investors taking a “short position” in the Common Stock, which would likely have a depressing effect on the price of the Common Stock and add increased volatility to the Company’s trading market. The volatility of the market for the Common Stock could have a material adverse effect on Virbac’s business, results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
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

ITEM 3. LEGAL PROCEEDINGS.
     From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of December 31, 2005, Virbac was not a party to any legal proceedings, other than those discussed below, that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations. See Item 1A. “Risk Factors”. The legal proceedings involving Virbac are described below.
Securities Class Action Litigation Settlement
     On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Northern District of Texas, Fort Worth Division, (the “Court”) against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer, and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer, and Secretary), and Pascal Boissy (the former Chairman of the Board of Directors) (Bell, Rougraff, and Boissy collectively, the “Individual Defendants”). The complaint asserted claims against Virbac and the Individual Defendants based on securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act (“Rule 10b-5”), and claims against VBSA and the Individual Defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs. On September 10, 2004, the plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”).
     On September 15, 2005, the parties entered into a settlement agreement under which Virbac caused to be paid $3,125,000 into a settlement fund (the “Settlement Fund”) to be distributed to eligible persons who purchased or otherwise acquired Virbac Common Stock from May 3, 2001 to November 12, 2003, inclusive (the “Class”). On October 4, 2005, the Court issued an Order certifying the Class for settlement purposes and granting preliminary approval of the settlement as set forth in the Settlement Agreement and the proposed plan of allocation. On December 1, 2005, the Court entered an Order and Final Judgment, which, among other things, found that notice had been provided to the Class, granted final approval of the settlement as set forth in the Settlement Agreement and the proposed plan of allocation, awarded attorneys’ fees of 30% of the Settlement Fund and $63,719.10 in expenses to be paid from the Settlement Fund, and dismissed the Securities Class Action with prejudice as to Virbac and the Individual Defendants. The Court retained jurisdiction over the Securities Class Action for purposes of administering the settlement.
     Separately, the Company has entered into an agreement with its insurance carriers (the “Insurers”), which provides that the Insurers will fund in full the settlement amount of $3,125,000 set forth in the Settlement Agreement.
Shareholder Derivative Lawsuit
     On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits in the Court, derivatively on behalf of the Company against Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre A. Pagès, Alec L. Poitevint, II, and Jean Noël Willk, all current or former members of Virbac’s Board of Directors, and Joseph A. Rougraff, a former officer of the Company (collectively, the “Derivative Individual Defendants”) and Virbac, as a nominal defendant. These two lawsuits have been consolidated (the “Shareholder Derivative Action”), and on December 3, 2004, the Court appointed lead counsel for the plaintiffs. On March 1, 2005, the plaintiffs filed a consolidated amended shareholder derivative complaint (the “Amended Derivative Complaint”), asserting claims against: defendants Bell and Rougraff for improper financial reporting under the Sarbanes-Oxley Act of

2002 (“SOX”); all Derivative Individual Defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to alleged insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.
     On July 25, 2005, the Court’s previously entered stay expired without the parties reaching a settlement. The nominal defendant Virbac and the Derivative Individual Defendants filed motions to dismiss the Amended Derivative Complaint on August 15, 2005. The plaintiffs’ opposition brief was filed on September 29, 2005, and defendants’ reply briefs were filed on October 24, 2005.
     On November 7, 2005, the parties reached a settlement in principle with respect to plaintiffs’ substantive claims and filed a notice advising the Court of the settlement in principle and requesting that the Court hold in abeyance any rulings on the pending motions to dismiss. The settlement in principle was subject to the execution of a written settlement agreement and court approval. After further negotiations and an additional mediation session, the parties were unable to agree on the definitive terms of the settlement. On December 8, 2005, the Court was notified that a definitive settlement could not be reached and was requested to reinstate the Derivative Individual Defendants’ motions to dismiss. On December 15, 2005, the Court issued an order reinstating the defendants’ motions to dismiss.
     On December 20, 2005, the plaintiffs filed a Motion for Leave to File a Second Amended Complaint (the “Second Amended Derivative Complaint”). The plaintiffs’ proposed Second Amended Derivative Complaint includes the derivative claims described above and seeks to add a cause of action on behalf of the plaintiffs and a putative class of Virbac shareholders against Virbac’s current board of directors (including Richard W. Pickert and Michel Garaudet, who were not named defendants in the Amended Derivative Complaint) and VBSA for breach of fiduciary duties relating to VBSA’s proposal to acquire Virbac’s remaining outstanding shares for $4.15 per share. The proposed Second Amended Derivative Complaint seeks various forms of relief, including preliminarily and permanently enjoining the proposed sale of Virbac shares to VBSA unless and until the Company adopts and implements a procedure to obtain the highest possible price for Virbac shareholders, including the formation of an independent special committee to evaluate the proposal, money damages, including rescissory damages to the extent that the sale has taken place, and the awarding of the plaintiffs’ attorneys’ fees and costs.
     On January 12, 2006, the Court granted the plaintiffs’ Motion for Leave to File a Second Amended Complaint. On March 20, 2006, in light of the plaintiffs’ filing of the Second Amended Derivative Complaint, the Court denied the defendants previously filed motions to dismiss as moot. However, these motions to dismiss can be refiled as to the Second Amended Derivative Complaint. On March 20, 2006, the Court also entered a scheduling order (the “Scheduling Order”) under which the Court set forth various deadlines, including a deadline for the completion of discovery by September 29, 2006. In the Scheduling Order, the Court noted that if the parties believe that the case should not proceed at this time in light of the possibility of a tender offer, it would entertain a motion for stay and administrative closure of the action, or similar motion.
     While the Company intends to vigorously defend itself, the Company cannot predict the final outcome of the Shareholder Derivative Action at this time. An unfavorable outcome could have a material adverse effect on the Company’s financial condition and liquidity in the event that final settlement amounts and/or judgment exceeds the limits of the Company’s insurance policies or the Insurers decline to fund such final settlement/judgment. To date, the Company’s Insurers have provided coverage for the submitted expenses incurred in defending the Shareholder Derivative Action as a claim under the relevant policies.

  SEC Investigation
     On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intended to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.
     In December 2005, the Company and the staff of the SEC’s Fort Worth District Office reached a revised agreement in principal to settle this matter (the “December 2005 Agreement”). The December 2005 Agreement differs from an earlier settlement agreement disclosed in previous filings which included a civil money penalty and disgorgement of $500,000 and $1, respectively. The December 2005 Agreement includes the following principal terms:
•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws;

•	the Company would agree to undertakings requiring the Company to implement annual training programs and internal certifications for certain personnel concerning accounting, compliance and regulatory matters; and

•	the Company would not be required to pay a civil money penalty or disgorgement.
     The December 2005 Agreement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms. The Company continues to cooperate with the SEC in this matter.
  Lawsuit Against Tender Offer Proposal
     On January 18, 2006, Richard Abrons, Myron Cohn and Martin Cohn filed a lawsuit in the Delaware Court of Chancery in New Castle County (the “Delaware Court”) in their individual capacities and as a purported class action on behalf of the Company’s public shareholders against Eric Marée, Pierre A. Pagès, Michel Garaudet, Alec L. Poitevint, II, Jean Noël Willk, Richard W. Pickert and Virbac Corporation, VBSA and Interlab. The lawsuit asserts claims against defendants VBSA, Interlab, Marée, Pagès and Garaudet for breach of fiduciary duty of loyalty and unfair dealing, and defendants Willk, Poitevint, II and Pickert for breach of fiduciary duties of care and good faith. The plaintiffs seek certification of the purported class, a preliminary and permanent injunction against the consummation of the Tender Offer Proposal, an order declaring the Tender Offer Proposal void and rescinding the Tender Offer Proposal, if it is consummated, disgorgement of any profits or property received by the defendants as a result of their alleged wrongful conduct, unspecified money damages plus interest thereon against all defendants (jointly and severally), attorneys’ fees and expenses incurred in connection with the lawsuit, and such other and further relief that the Delaware Court may deem just and proper. The defendants believe that this lawsuit is without merit and intend to vigorously defend this matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The shareholders of the Company voted on three items at the Annual Meeting of Shareholders held on November 22, 2005:
1.	The election of two Class 2 directors to serve on the Company’s Board of Directors for the remainder of the three-year term that expires in 2007;

2.	The election of two Class 3 directors to serve on the Company’s Board of Directors for a three-year term that expires in 2008; and

3.	A proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for 2005.

     The nominees for Class 2 directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld

Eric Marée	21,654,310	157,210
Michel Garaudet	21,654,141	157,379
     The nominees for Class 3 directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld

Alec L. Poitevint, II	21,484,671	326,849
Jean Noël Willk	21,588,123	223,397
     Class 1 directors, Pierre A. Pagès and Richard W. Pickert, continue to serve on the Company’s Board of Directors for the remainder of the three-year term that expires in 2006.
     The proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for 2005 received the following votes:
•	21,544,493 Votes for approval

•	250,864 Votes against

•	16,163 Abstentions

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
     The Common Stock is currently traded on the Pink Sheets under the symbol “VBAC” on an unsolicited trading basis. The market for the Common Stock is subject to significant fluctuations and only a limited and volatile trading market exists. Shareholders seeking to sell shares of the Common Stock are not likely to find an active market and therefore may not be able to sell a significant volume of the Common Stock. See Item 1A. “Risk Factors”.
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

	High	Low
Year ended December 31, 2003 (NASDAQ National Market)
First Quarter	$5.90	$5.20
Second Quarter	6.17	5.01
Third Quarter	8.22	5.56
Fourth Quarter (1)	8.53	6.50

Year ended December 31, 2004 (Pink Sheets)
First Quarter	$6.50	$2.26
Second Quarter	3.15	2.50
Third Quarter	3.14	2.45
Fourth Quarter	3.95	2.70

Year ended December 31, 2005 (Pink Sheets)
First Quarter	$3.90	$3.32
Second Quarter	3.65	2.17
Third Quarter	4.01	2.52
Fourth Quarter	5.00	3.35

(1)	The NASDAQ National Market halted trading in the Company’s securities effective November 13, 2003.
     As of February 28, 2006, the Company had 206 record holders of its Common Stock.

     The Company has never paid any dividends on its Common Stock. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Further, under the terms of the Credit Agreement, the Company is prohibited from paying dividends without the consent of the Company’s lenders.
Securities Authorized for Issuance under Equity Compensation Plans
     The Company has two equity compensation plans, the Virbac Corporation Incentive Stock Plan (the “Virbac Incentive Plan”) and the PM Agri-Nutrition Group Limited 1994 Incentive Stock Plan (the “1994 Plan”) (collectively, the “Equity Compensation Plans”). The Equity Compensation Plans have been approved by the Company’s shareholders. The 1994 Plan expired prior to December 31, 2003 and the Virbac Incentive Plan expired in the first quarter of 2005, however, there are stock options outstanding under the Virbac Incentive Plan that may still be exercised.
     The following table sets forth information concerning stock options outstanding under the Equity Compensation Plans as of December 31, 2005.

Number of Securities
Remaining Available for
		Weighted Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Virbac Incentive Plan
	be Issued Upon Exercise	Outstanding	(Excluding Securities
	of Outstanding Options,	Options, Warrants	Reflected in the First
Plan Category	Warrants and Rights	and Rights	Column)
Virbac Incentive Plan	496,431	$4.02	N/A
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
     The Company did not sell any unregistered securities during 2005, the period covered by this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data have been derived from the Company’s consolidated financial statements and related notes thereto that are included elsewhere in this Annual Report on Form 10-K, except for the summarized financial information for 2002 and 2001. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
(In thousands, except per share data)	2005	2004 (1)	2003 (2)	2002	2001 (1)
STATEMENTS OF OPERATIONS DATA
Revenues	$80,778	$77,115	$67,077	$60,923	$56,944
Income (loss) from operations	7,371	3,559	(4,288)	1,712	(231)
Provision for income taxes	(2,038)	(570)	(84)	(361)	(16)
Income (loss) before cumulative effect of change in accounting principle	3,873	1,471	(5,004)	985	(897)
Cumulative effect of change in accounting principle	—	—	—	(2,308)	—
Net income (loss)	3,873	1,471	(5,004)	(1,323)	(897)

Basic income (loss) per share	$0.17	$0.07	$(0.23)	$(0.06)	$(0.04)
Basic weighted average number of shares outstanding	22,347	22,291	22,234	22,115	22,038

Diluted income (loss) per share	$0.17	$0.06	$(0.23)	$(0.06)	$(0.04)
Diluted weighted average number of shares outstanding	22,661	22,763	22,234	22,774	22,038

BALANCE SHEET DATA
Cash	$951	$2,314	$4	$865	$477
Working capital	1,269	(2,687)	(13,851)	6,195	6,844
Goodwill, net	4,006	5,006	5,571	4,826	7,445
Intangibles and other assets	18,490	20,472	21,243	2,917	316
Total assets	55,718	59,653	65,145	45,245	47,791
VBSA notes payable, less current maturities	7,000	9,000	—	—	—
Notes payable, less current maturities	40	3	7	10	—
Shareholders’ equity	22,220	17,693	16,145	21,033	22,104
(1)    Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Prior to the implementation of SAB 101, the Company recognized revenues when a product was shipped from the Company’s distribution facility, as the risk of loss was transferred to common carriers. Upon implementation of SAB 101, the Company recognized the revenue upon receipt of the product by its customers. During 2001, the Company changed its shipping terms with its customers so that ownership transferred to the customer at the time of shipment and continued this policy through the first quarter of 2004. During this period, certain customer contract terms were modified such that the risk of loss transferred to the customer on delivery and revenue was recorded based upon the expected date of receipt. In the second quarter of 2004, for customer service and policy consistency reasons, the Company elected to change its stated shipping policy with all its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, the Company now recognizes revenue upon delivery to these customers. The net effect of this change was to reduce 2004 revenues by approximately $1.0 million and to reduce 2004 diluted income per share by $.02.

(2)  The balance sheet data at December 31, 2003, and statement of operations data for the year ended December 31, 2003, include the acquisition of Delmarva Laboratories, Inc. (“Delmarva”), which was effected on August 15, 2003 and the acquisition of the animal healthcare division of King Pharmaceuticals, Inc. (“King”), which was effected September 8, 2003.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References to “Notes to Consolidated Financial Statements” within this Item 7. refer to the Notes to the Company’s Consolidated Financial Statements in Item 15.
Overview
     Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. Its Bridgeton, Missouri facility also formulates products under private-label and provides third party contract manufacturing services of products for use in the animal health and specialty chemical industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.
     The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment, which offers a broad range of services and specialized expertise in the manufacture of highly regulated animal health products. Detailed operating results for these segments may be found in Note 16. “Segment and Related Information” of the “Notes to Consolidated Financial Statements.”
     The Veterinary segment includes dermatological products, oral hygiene products, flea and tick products, ear cleaners, nutritional supplements, gastrointestinal products, and certain pharmaceutical products, including canine heartworm preventatives, endocrinology treatments and euthanasia drugs. The Company considers the Veterinary segment to be its core business and devotes most of its management time and other resources to improving the prospects for this segment. A significant amount of the Company’s sales and marketing expenses are in the Veterinary segment and substantially all of the research and development spending is dedicated to this segment.
     Virbac’s product development strategy has included in-house development, licensing and the direct acquisition of products. In the veterinarian market, the Company is widely known for its quality dermatological and dental products which historically comprised the Company’s major product offerings. In more recent years, Virbac has expanded its product offerings to include more highly regulated and pharmaceutical products. Due to its size and relative to other competitors in the veterinarian market, Virbac’s focus has mainly been in niche or underserved markets.
     The Company’s veterinary products are sold to veterinarians exclusively through distributors. Virbac provides veterinarians with a suggested retail price for the sale of the product to the consumer. The Company considers its relationships with both the distributors and veterinarians to be critical to its success.
     The Consumer Brand segment offers more than 300 products for sale in pet specialty retail stores, superstores, mass merchandisers and farm and fleet stores. Under the Company’s principal consumer brand labels of Petrodex®, Mardel®, Petromalt®, Francodex®, Zema®, Healthy Companion® and Pet Relief®, the Company sells health care products for dogs, cats, tropical fish, birds and various other animals. Some of these products are manufactured by Virbac, while others are contract manufactured or purchased. The promotion of the Company’s Consumer Brand segment is focused on obtaining shelf space in retail locations by creating consumer brand awareness and demand. The Company sells its Consumer Brand segment products directly to retailers or through distributors. The Company considers its relationship with major retailers, such as PETCO and PETsMART, critical to the success of its Consumer Brand segment. Additionally, this segment distributes animal health and pest control products under the Earth City Resources label to retailers and the farm market, as well as rural and urban feed retailers. The Consumer Brand segment also distributes private label products, principally pest control products, whereby the Company produces the product and then labels it with the customer’s label for distribution in the retail channel.
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
Critical Accounting Policies and Estimates
     The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be relevant and reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The information used to make such estimates is continually evaluated as the Company’s business and the economic environment changes. Actual results may differ materially from these estimates under different assumptions or conditions.
     In the Notes to the Consolidated Financial Statements, the significant accounting policies used in the preparation of the consolidated financial statements are described. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
     The Company considers an accounting policy to be critical if it requires difficult, subjective or complex judgments and is material to the Company’s financial position, results of operations and cash flows. The selection, application and disclosure of critical accounting policies and estimates have been reviewed by the Audit Committee of the Board of Directors (“Audit Committee”).

   Revenue Recognition
     The Company recognizes revenue when the following four criteria have been met. These include: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable; and (iv) collectibility is reasonably assured.
     Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac elected to change its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change was to reduce 2004 revenues by approximately $1.0 million and to reduce 2004 diluted income per share by $.02.
     Virbac recognizes revenue for its Contract Manufacturing customers in accordance with the customer contract terms. The majority of contracts provide that title and risk of loss pass to the customer upon delivery to the common carrier and accordingly, revenue is recognized at the time of shipment. A major Contract Manufacturing customer’s contract provides that acceptance occurs upon written notice or 30 days after receipt in order to allow time for inspection; accordingly, the Company recognizes revenue upon acceptance. Revenue related to certain Contract Manufacturing customers for which the Company provides warehousing and/or distribution services, is recognized upon the completion of the manufacturing process, when the customer accepts all risks of ownership but requests, due to the nature of the inventory, that the Company hold the inventory for a short period of time and all the other necessary conditions for revenue recognition have been met.
     During 2003, the Company recognized revenue for certain of its product sales, principally the livestock de-wormer product sales, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, the Company recognized revenue at the time of cash collection for all sales transactions during 2003 for which there was a warehousing arrangement in connection with the delivery. The total revenue from these consignment sale transactions during 2003 was $2.3 million and in the first quarter of 2004, the Company recognized revenue of $2.0 million for products that were shipped in 2003, but were paid for in 2004.
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
     Additionally, Virbac’s distribution agreements provide that the Company can elect to replace expired product in lieu of issuing a credit. Virbac records the estimated cost for product replacements as a charge to cost of sales in the period the sale occurs. In 2004, Virbac discontinued its policy of replacing expired product and currently only issues credits for expired product.
     The Company generally records marketing related sales incentives, such as cooperative advertising, as a charge to sales and marketing expense at the time the related revenues are recorded or when the incentive is offered, whichever is later. Virbac estimates the cost of sales incentives based on historical experience with similar incentive programs.
     The Company’s sales related reserves are recorded as liabilities in the Consolidated Balance Sheets, rather than a reduction in accounts receivable, as the sales to which they pertain have generally been collected and these reserves represent liabilities for future performance.
  Inventories and Inventories on Consignment
     Inventories include material, labor and overhead and are stated at the lower of average cost or market. Inventory is written-down for estimated obsolescence when warranted based on estimates of future demand and the shelf-life of products. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required. Inventories on consignment represent finished goods delivered to customers in transactions for which revenue recognition is not appropriate until payment is received.
  Valuation of Other Intangible Assets and Goodwill
     The Company has separately identifiable intangibles which include trademarks, patents, product license rights and product rights acquired in connection with business acquisitions and acquired goodwill. With the exception of trademarks and one product right, all of the Company’s intangible assets are definite-lived assets. Intangible asset lives are determined based upon contract terms, legal rights or Company prepared economic models. For product rights acquired in connection with a business acquisition, the original valuation of the intangibles is typically performed by a third-party appraiser and may include the use of estimates that the Company provides concerning future profitability, cash flows and other judgmental factors.
     The Company assesses the recoverability of intangible assets and goodwill upon the occurrence of an event that might indicate conditions for impairment could exist, or at least annually for goodwill and other indefinite-lived intangible assets.
     Factors the Company considers important that could trigger an impairment review for intangible assets include the following:
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner or extent of the Company’s use of the acquired assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends; and

•	significant decline in the market value of the intangible asset for a sustained period of time.
     The Company’s evaluation of recoverability for definite-lived intangible assets involves comparing the carrying value of the intangible asset to the expected future undiscounted cash flows that the asset will generate. If the carrying amount of the intangible asset is not recoverable, an impairment loss is recorded. The impairment loss is measured as the amount by which the carrying value of the intangible asset exceeds its fair value and is recorded as a charge to earnings in the period the impairment occurs. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic amortization expense is adjusted based on the new carrying value and/or life of the asset.
     The Company’s evaluation of potential impairment of indefinite-lived intangible assets and goodwill involves comparing the carrying value of the asset to the estimated fair value of the asset.

     The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or the performance of certain intangible assets and business units are different from the Company’s estimates, the Company may be exposed to additional impairment charges related to its intangible assets and goodwill. The aggregate carrying value of the Company’s intangible assets and goodwill at December 31, 2005, and 2004 was $22.3 million and $25.3 million, respectively.
  Unearned Product License Fees
     The Company has received payments on two products related to a license agreement with Pfizer, Inc. (“Pfizer”). The payments received for both products have been reflected as unearned product license fees in the Consolidated Balance Sheets. Upon obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, adjusted for historical experience.
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
     Although Virbac generally uses independent third party valuation specialists to determine the fair values of acquired assets and assumed liabilities for purposes of performing purchase price allocations, such valuations are based in large part on management estimates and assumptions that the Company believes to be reasonable in the circumstances, but which are inherently uncertain. The most significant of these assumptions involves the estimation of future cash flows of acquired product rights and the discounting of such cash flows to estimate the fair values of such acquired intangible assets.
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
Results of Operations
     In 2005, the Company’s three reportable segments generated $80.8 million in revenues reflecting a 5% increase from revenues generated in 2004. The Veterinary segment, the Consumer Brand segment and the Contract Manufacturing segment were responsible for 57%, 27% and 16% of the 2005 Company’s revenues, respectively. Gross profit for 2005 increased 14% to approximately $38.5 million. The Company’s total operating expenses for 2005 amounted to $31.1 million. The Company’s net income for 2005 increased to approximately $3.9 million from approximately $1.5 million in 2004.

     The following table sets forth, for the periods presented, the Company’s revenue, expenses and net income (loss) as a percentage of revenues:

	For the Years Ended December 31,
	2005	2004	2003
Revenues	100%	100%	100%
Cost of goods sold	52	56	62

Gross profit	48	44	38

Operating expenses:
Sales and marketing	19	17	22
Impairment of intangible assets	1	—	—
General and administrative	12	15	12
Research and development	4	4	7
Warehouse and distribution	3	3	3

Total operating expenses	39	39	44

Income (loss) from operations	9	5	(6)
Interest expense and other income	(2)	(2)	(1)

Income (loss) before income taxes	7	3	(7)
Provision for income taxes	(2)	(1)	—

Net income (loss)	5%	2%	(7)%

Comparison of the Years Ended December 31, 2005, 2004 and 2003
  Revenues
     Revenues of the Company increased to $80.8 million in 2005, an increase of 5% from 2004 and increased to $77.1 million in 2004, an increase of 15% from 2003. The specific revenues by segment were as follows:

	For the years ended			Change
(In thousands, except	December 31,			2005 vs 2004		2004 vs 2003
percentages)	2005	2004	2003	Dollars	%	Dollars	%
Veterinary	$46,057	$39,341	$29,831	$6,716	17%	$9,510	32%
Consumer Brand	21,577	21,244	22,850	333	2%	(1,606)	(7%)
Contract Manufacturing	13,144	16,530	14,396	(3,386)	(20%)	2,134	15%

Totals	$80,778	$77,115	$67,077	$3,663	5%	$10,038	15%

•	Veterinary revenues increased in 2005, as compared to 2004 due primarily to significant increases in heartworm preventative, dental and endocrinology product category revenues, each reporting year over year increases of $2.8 million, $1.9 million and $1.5 million, respectively. The Company’s heartworm preventative product category revenues increased 39% in 2005, as compared to 2004, principally as a result of the full year effect of the discontinuation of a major competitive heartworm preventative product in September 2004, due to a voluntary recall. Dental product category revenues increased 22% in 2005, as compared to 2004, due principally to increased sales of a significant dental chew product that was introduced in the first quarter of

2004 and continues to gain wide market acceptance. This product has a patented additive that is well recognized in the market to aid in dental health. Endocrinology product category revenues increased 32% in 2005, as compared to 2004, principally as a result of the increased sales of SOLOXINE®, a leader in canine thyroid hormone replacement, which was part of the King product portfolio acquisition that occurred in late 2003. Revenues in 2004 were negatively affected by significant backorders related to production delays which were corrected in 2005. Thus, 2005 revenues represent a higher level of annual SOLOXINE® revenues than the Company would generally expect on a recurring basis.

Veterinary revenues increased in 2004, as compared to 2003, principally as a result of a full year of revenues from the King and Delmarva product acquisitions, which occurred in late 2003. In addition to SOLOXINE®, the King product portfolio includes Pancrezyme®, Tumil-K®, Uroeze® and Ammonil®, which are pancreatic and nutritional supplements. The Delmarva product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, in addition to antibiotics Clintabs® and Clinsol®. Incremental 2004 revenues related to these acquisitions were approximately $6.1 million. Other product categories which reported an increase in revenues in 2004, as compared to 2003, included heartworm preventative, dermatology and dental products with year over year increases of approximately 42%, 12% and 19%, respectively. Heartworm preventative product revenues were positively impacted when a major competitive heartworm preventative, which had significant market share, was removed from the market in September 2004. The removal could be temporary, and its return would likely negatively impact Virbac’s market share. Dermatalogy revenues increased year over year due to the launch in late 2003 of two new products. As previously mentioned, the dental product category reported increased revenues in 2004, as compared to 2003, due to the launch of a significant dental chew product in the first quarter of 2004. These increases were offset by a year over year decrease in pesticide product category revenues as a result of a Company initiated recall in the first quarter of 2004 of its flea and tick collar due to product efficacy issues. Virbac purchased this product from VBSA and has been reimbursed in full for the costs of all unused product and other costs associated with the recall.

•	Consumer Brand revenues increased in 2005, as compared to 2004, by $0.3 million or 2%, primarily as a result of increases in the dental and nutraceutical product category revenues, offset by decreased private-label product category revenues. Dental product category revenues increased $0.9 million year over year due to increased revenues in all dental product categories as a result of the Company placing additional products with pet supply retailers and the continued growth in revenues from these same retailers. Nutraceutical product category revenues increased $0.2 million as a result of promotional programs launched in 2005 for a significant vitamin supplement product offset by decreased revenues resulting from the rationalization and resultant elimination of several nutraceutical products. These increases were partially offset by a decrease of $0.8 million in private-label product category revenues as a result of the discontinuance of unprofitable business with a customer.

Consumer Brand revenues decreased in 2004, as compared to 2003, by $1.6 million due principally to lower export revenues and decreased revenues in the dental and nutraceutical product categories. The dental product category was negatively affected by the discontinuation of a number of products. The nutraceutical product category was negatively affected by pricing pressure and the loss of a key customer in July 2004, which launched its own nutraceutical brand product.

•	The Contract Manufacturing segment includes revenues from the Company’s contract manufacturing operations and equine products that are sold exclusively to Pfizer, and in 2004 and prior, livestock de-wormer product revenues.

Contract Manufacturing segment revenues decreased $3.4 million in 2005, as compared to 2004, due principally to a $5.0 million year over year decrease in livestock de-wormer product revenues offset by a $2.0 million year over year increase in contract manufacturing operation revenues. The Company has eliminated the livestock de-wormer product from its product portfolio during 2004 due to extreme competitive pricing and the resultant lack of product profitability. The $2.0 million increase in contract manufacturing operation revenues is primarily due to revenue from a new contract with a major pharmaceutical company for the manufacture of livestock insecticide ear tags. Revenue of $1.4 million under this contract was first recorded in the fourth quarter of 2005. The contract expires at the end of 2007 and includes a minimum purchase obligation over the term of the agreement.

Typically, contract manufacturing operation contracts carry lower margins, thus the Company’s strategy has been to offset lower margin contract manufacturing operations at its St. Louis facility with the production of higher margin veterinary products as its portfolio expands. The Company does have available capacity at its St. Louis facility and the Company will utilize its existing capacity as appropriate contract manufacturing operation opportunities become available.

Contract Manufacturing segment revenues increased approximately 15% in 2004, as compared to 2003, principally due to increased revenues from its contract manufacturing operations as a result of increased demand from existing customers. This increase was offset by decreased livestock de-wormer product revenues in 2004 as compared to 2003 as a result of the Company’s decision to eliminate this product from its portfolio due to lack of profitability. Contributing to the increased Contract Manufacturing revenues were equine product revenues which increased approximately 23% in 2004, as compared to 2003, due to the product’s strong market acceptance and a full year of revenues in 2004 for one of its equine products.
     The Company currently expects 2006 revenues will be slightly higher, as compared to 2005, due principally to increased dermatology and dental product category revenues in both its Veterinary and Consumer Brand segments as well as increased heartworm preventative product revenues. These increases are expected to be offset by lower revenues in its Contract Manufacturing segment.
  Gross Profit
     Gross profit in 2005 increased by $4.6 million or 14% as compared to 2004, and increased 4 points as a percentage of revenue over the same period. Gross profit in 2004 increased by $8.2 million or 32%, as compared to 2003, and increased 6 points as a percentage of revenue over the same period. The specific gross profit by segment was as follows:

							Change
	For the years ended December 31,						2005 vs. 2004		2004 vs. 2003
		Gross		Gross		Gross
		Profit		Profit		Profit
(In thousands, except percentages)	2005	%	2004	%	2003	%	$	%	$	%
Veterinary	$28,658	62%	$25,122	64%	$16,337	55%	$3,536	14%	$8,785	54%
Consumer Brand	7,189	33%	7,056	33%	6,274	27%	133	2%	782	12%
Contract Manufacturing	2,624	20%	1,686	10%	3,042	21%	938	56%	(1,356)	(45%)

Totals	$38,471	48%	$33,864	44%	$25,653	38%	$4,607	14%	$8,211	32%

•	Veterinary segment gross profit dollars increased $3.5 million in 2005, as compared to 2004, due to increased revenues. Veterinary segment gross profit margins decreased to 62% in 2005 from 64% in 2004. The Veterinary segment’s gross profit margins were positively impacted in 2004 by a significant decline in sales return provisions, especially for the heartworm preventative product category. This decline was the result of improved management of inventory in the distribution channel resulting in improved sell-through of product. This sharp decline in return rates has tapered off in 2005, such that return rate provisions have been recorded at a more consistent level of revenues during 2005. Additional reasons for the decline in gross margins are due to an increase in several marketing promotional programs by the Company in order to expand its market share and respond to increased competitive pricing. Gross profit margins have also been negatively affected by reduced margins on the Company’s antibiotic product category sales. This antibiotic product category was acquired from Delmarva in late 2003. The Company’s sales of this product category have been negatively affected by a change in market conditions as a result of a significant competitor’s promotion of a broader spectrum product. The Company has reduced its pricing in response to the changing market conditions.

Veterinary segment gross profit increased significantly in 2004, as compared to 2003, due to several factors. Revenues in 2004 included a full year of product revenues from the King and Delmarva product acquisitions, which occurred in late 2003. The King and Delmarva product categories have strong gross profit levels thus elevating this segment’s overall margins. Additionally, 2004 gross profits were positively impacted by IVERHART® PLUS margins as a result of lower return rates in 2004, as compared to 2003.

•	Consumer Brand segment gross profit dollars increased $0.1 million or 2% in 2005, as compared to 2004. Gross profit margins were flat year over year. Certain product categories reported higher gross margins, namely dermatology and dental, while other products categories reported lower gross margins, namely pesticides. The year over year variances are a result of market pricing pressure and various marketing and promotional campaigns launched by the Company.

Consumer Brand segment gross profit increased in 2004, as compared to 2003, reflecting the net impact of product mix, product rationalization and improved inventory management that resulted in lower inventory obsolescence reserve requirements in 2004, as compared to 2003.

•	Contract Manufacturing segment gross profit increased $0.9 million or 56% in 2005, as compared to 2004, due principally to the elimination of livestock de-wormer product sales that carried low profit margins. In addition, 2004 gross profit margins were negatively affected by inventory reserve provisions.

Contract Manufacturing segment gross profit decreased in 2004, as compared to 2003, due principally to lower livestock de-wormer product revenues and reduced overall gross profit on this product category. Livestock de-wormer gross profit was negatively affected by extreme competitive pricing pressures. Contract manufacturing operation gross profit remained nearly flat year over year.
     The Company currently expects that gross profit margins will remain unchanged in 2006, as compared to 2005, for all segments.
  Operating Expenses
     Total operating expenses increased to $31.1 million in 2005, from $30.3 million in 2004, a 3% increase. As a percentage of revenues, operating expenses remained flat at 39% in 2005, as compared to 2004. Total operating expenses increased to $30.3 million in 2004, from $29.9 million in 2003, a 1% increase. As a percentage of revenues, operating expenses decreased to 39% in 2004, as compared to 44% in 2003.
     Sales and marketing expenses increased $1.7 million in 2005, as compared to 2004, primarily due to increased advertising, marketing related expenditures and their associated costs and increased sales incentive-based compensation costs as a result of increased sales. Sales and marketing expenses decreased to $13.4 million in 2004, as compared to $14.4 million in 2003. The principal reasons for the decrease in 2004 were lower advertising and marketing related expenditures and a $0.3 million reversal of marketing sales incentive reserves associated with 2003 customer programs.

     Operating expenses in the third quarter of 2005 included a $0.8 million charge related to the impairment of an intangible asset. The Company determined that the intangible product right for Clindamycin, one of the product categories obtained in connection with the acquisition of Delmarva, was impaired. The Company reached this assessment following a comprehensive evaluation of external market data that confirmed a decrease in the size of the market because of a significant competitor’s effort to shift the market to its broader spectrum product. While the Clindamycin product category has a revised remaining life of 20 years, management believes the Company’s ability to counter the new market conditions and its current estimated cash flow projections, based upon reforecasted revenue and gross margin, are not sufficient to offset the changed market conditions which management believes are permanent. Accordingly, the Company recorded a non-cash impairment charge of $0.8 million in the third quarter of 2005 in its Consolidated Statement of Operations that represents the difference between the fair market value of the product right based upon its estimated discounted cash flows and the current carrying value of the product right prior to the impairment charge.
     Under the terms of the Delmarva purchase agreement, Virbac is required to make incremental contingency payments based upon the achievement of certain performance thresholds for the product rights acquired. The total contingent liability at the date of acquisition was $2.5 million and in accordance with SFAS No. 141, the Company accounted for this transaction under the purchase method and recorded a liability of approximately $2.2 million which represents the excess of the estimated fair value of the acquired net assets over the initial cash payment. Such contingency payments include two payments for $250,000 each for the Clindamycin product right upon the attainment of certain gross profit thresholds during the 24 and 48 month periods following commercialization of the product in November 2003. The performance evaluation period for the first of these two contingency payments expired in November 2005 and the threshold had not been met; consequently, the Company reduced the liability related to the contingent consideration for a proportionate amount and recorded an offsetting decrease to the intangible product right. The performance evaluation period for the second $250,000 contingency payment expires in November 2007.
     General and administrative expenses decreased $1.7 million in 2005, as compared to 2004. General and administrative expenses were unusually high in 2004, primarily due to elevated legal, accounting and outside consulting costs related to the Audit Committee’s internal investigation and outside audit and consulting costs incurred in connection with the Restatement as described more fully in its 2003 Form 10-K. During 2005 and 2004, incremental costs related to the aforementioned activities were $2.1 million and $4.8 million, respectively, which represent a $2.7 million decrease in 2005, as compared to 2004. This decrease is offset by an increase of $1.0 million in general and administrative expenses in 2005, as compared to 2004, principally due to increased personnel costs as a result of additional staffing in the finance organization and increased legal expenses for the Company’s 2003, 2004 and interim 2005 regulatory filings, all of which occurred in 2005.
     General and administrative costs increased $3.0 million in 2004, as compared to 2003. Principal reasons for the increase in general and administrative costs in 2004 included legal and outside consulting costs incurred in connection with the Audit Committee’s internal investigation and outside audit and consulting support costs incurred in connection with the Restatement as described more fully in its 2003 Form 10-K. The Company estimates that these incremental non-recurring costs were approximately $4.8 million in 2004 and $1.8 million in 2003. The incremental non-recurring costs in 2003 of $1.8 million include a $0.5 million civil money penalty related to an earlier SEC settlement proposal which has since been modified per the December 2005 Agreement. The December 2005 Agreement excludes a civil money penalty and upon final approval by the SEC of the December 2005 Agreement, the Company will reverse the existing $0.5 million accrual.
     Research and development expenses include costs related to the development of new products that include clinical study expenditures. Additionally, research and development expenses include the costs of maintaining product registrations and other product regulatory requirements, such as monitoring the safety and effectiveness of the products. Research and development expenses were essentially flat in

2005, as compared to 2004, and remained at 4% of revenues in both periods. Clinical study expenses increased $0.1 million in 2005, as compared to 2004, offset by a $0.1 million decrease in consultant fees. This shift in expenses is primarily due to fewer new project starts that the Company uses consultants for, while clinical research increased due to studies to support the launch of some topical products. Research and development expenses decreased to $3.3 million in 2004 or 4% of revenues, as compared to $4.9 million, or 7% of revenues in 2003. The principal reason for the decrease in research and development expenses was lower clinical study expenses.
     On increased revenues, warehouse and distribution expenses remained nearly flat in all three years presented as distribution costs are principally related to points of delivery, which has remained fairly constant over the three years presented, and not volume.
     The Company expects that 2006 operating expenses will be slightly higher as compared to 2005. The Company expects significant increases in sales and marketing expenditures due to the addition of sales and marketing personnel as well as increased marketing and advertising expenditures. General and administrative expenses are expected to be significantly lower as the Company does not expect to incur additional costs related to the Restatement and Audit Committee investigation. Research and development expenses are expected to be significantly higher as the Company has planned for a number of clinical research studies related to various new product initiatives. Warehouse and distribution expenses are expected to remain at levels comparable with 2005.
  Interest Expense and Other Income
     Interest expense and other income decreased by $0.1 million in 2005, as compared to 2004, as a result of lower average borrowing levels in 2005, partially offset by higher average interest rates. Average borrowings were $19.1 million and $27.0 million in 2005 and 2004, respectively. The average interest rates for 2005 and 2004 were 7.27% and 5.46%, respectively. Interest expense and other income of $l.5 million in 2004 represents an increase of $0.9 million or 140%, as compared to 2003, due to higher average borrowing levels and higher overall interest rates. See “Liquidity and Capital Resources” section below for further discussion.
     The Company expects that interest expense will be slightly lower in 2006, as compared to 2005, due to lower average borrowing levels, including the repayment in April 2006 of debt as described more fully below.
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
     In 2005, the Company fully utilized all of its Federal net operating loss carryforwards. As a result, the Company recognized the deferred tax benefit related to the net operating loss carryforwards through the release of a portion of its valuation allowance. The portion of the valuation allowance attributable to Agri-Nutrition’s deductible temporary differences was applied to reduce goodwill related to the acquisition. The portion of the valuation allowance attributable to windfall stock option deductions embedded in the net operating loss carryforwards was recorded as a charge to additional paid-in capital, and an excess release of the valuation allowance resulted in a reduction to income tax expense.

Liquidity and Capital Resources
     In 2005, operating activities generated $7.5 million in cash. Principal operating sources of cash flows included cash from operation of $7.8 million after adjusting for non-cash charges, a decrease in accounts receivable of $0.7 million and a decrease in prepaid expenses and other assets of $0.2 million. The accounts receivable decrease is primarily due to improved collections and a resulting decrease in days sales outstanding to 29 at December 31, 2005, as compared to 42 days sales outstanding at December 31, 2004. Principal uses of cash from operations were an increase in inventory of $0.9 million and a decrease in accounts payable of $0.4 million. The Company increased its safety supply of inventories to ensure its ability to meet anticipated customer demand in the early part of 2006 upon the conversion to a new enterprise resource planning and management information system.
     In 2004, operating activities generated $9.3 million in cash. Principal operating sources of cash flows included a decrease in inventories and accounts receivable of $4.3 million, cash from operations of $4.9 million after adjusting for non-cash charges, and a decrease in prepaid expenses and other assets of $0.8 million. Inventories declined in 2004 as a result of the Company’s improved forecasting and production planning activities. Accounts receivable declined in 2004 as the Company substantially reduced the granting of extended payment terms to its customers. Principal uses of cash from operations include a reduction in accounts payable of $0.8 million.
     In 2003, operating activities utilized approximately $0.7 million in cash. Principal uses of cash flows included an increase in inventories of $4.6 million and an increase in prepaid expenses and other current assets of $0.5 million. The increase in inventories was due principally to the purchase of large quantities of a dental care product for which the Company had forecasted significant revenues. The uses of cash were offset by inflows of cash from the receipt of $1.7 million for product license rights under an agreement with Pfizer, a decrease in accounts receivable of $1.5 million and an increase in accrued expenses of $1.3 million.
     Cash used in investing activities in 2005, 2004 and 2003 was primarily related to the acquisition of equipment used in the Company’s manufacturing operations and the acquisition of product licenses and other intangible assets. Additionally, cash used in investing activities in all three years presented includes expenditures related to the purchase and implementation of the Company’s new management information system. In 2005, cash used in investing activities includes a $0.2 million payment related to contingent consideration in connection with the acquisition of Delmarva. Under the terms of the Delmarva acquisition agreement, the Company agreed to make certain contingent payments for various products rights acquired based upon the attainment of certain performance thresholds. The payment made in 2005 was related to the Euthanasia product category.
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
     The Credit Agreement currently provides for total borrowings of up to $15.0 million, the availability of which is determined by a borrowing base formula equal to a specified percentage of the

Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities have been pledged as collateral under the Credit Agreement.
     In 2003, the Credit Agreement was also used to fund the Delmarva and King acquisitions. The Company had planned to substitute the additional short-term borrowing for these acquisitions with a longer-term facility at more favorable rates. However, shortly after completing these acquisitions, the Company informed its lenders that it would not be able to meet its September 30, 2003 Form 10-Q reporting period covenant. On November 12, 2003, the Company received a 90-day waiver from its lenders for non-compliance of the September 30, 2003 Form 10-Q reporting period covenant. The waiver expired on February 10, 2004. Subsequent to this date, the Company entered into an amendment to the Credit Agreement whereby the maturity date was extended to April 5, 2004. Additionally, it was determined during this period that the Company was not in compliance with certain financial covenants and that its borrowings were in excess of its borrowing base.
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
     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, in April 2004 the Company executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of the Company under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and under the original terms of the VBSA Notes, interest accrued at a base rate of 5.5% per year, which was adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. During 2004 and 2005, the VBSA Notes have been amended from time to time to extend the maturity dates. Pursuant to the most recent amendments to the VBSA Notes, which were each dated August 2, 2005, the base rate at which interest accrues was changed to 5.0% per annum. The current maturity date for the April Notes is April 9, 2007 and the maturity date for the June Note is April 9, 2006.
     On August 22, 2005, the Company and its lenders terminated the Forbearance Agreement and entered into the eighth amendment to the Credit Agreement (the “Eighth Amendment”). Key terms of the Eighth Amendment include: aggregate facility of $15.0 million, interest at prime, as defined by the Credit Agreement (“Prime”) plus 1/2%, compliance with certain key financial covenants, a maturity date of September 30, 2006 and the waiver of any existing events of default. Effective March 24, 2006, the Company has entered into a ninth amendment to the Credit Agreement which provides that the maturity date is extended to March 31, 2007. At December 31, 2005, the total borrowings under the Credit

Agreement were $6.0 million, availability was $7.2 million and management believes the Company was in compliance with all covenants except for the requirement to deliver budgeted fiscal 2006 financial statements no later than December 1, 2005 for which the Company received a waiver in connection with the Company entering into the Ninth Amendment of the Credit Agreement.
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
     As discussed in Item 3. “Legal Proceedings”, Virbac has reached a settlement agreement in principal with the SEC in regards to their investigation and has settled with the plaintiffs in the putative shareholder class action lawsuit. As a result, the Company is able to estimate the cash requirements necessary to resolve these significant uncertainties. The Company generated income from operations and a cash inflow from operating activities for the years ended December 31, 2005 and 2004, and has also successfully maintained its lending relationships. Further, the unusual cash requirements related to the Restatement, the SEC investigation and the shareholder lawsuits have subsided in the second half of 2005 and the results of operations have improved as a result of the King and Delmarva acquisitions and improved heartworm preventative product revenues. Management believes that all of these aforementioned factors have resulted in a stronger financial position for the Company and provide it with the necessary liquidity to fund operating activities in the ordinary course.
     The Company expects that cash flows from operations in 2006 will be slightly lower than 2005 as a result of increased investments in its operations, mainly in the sales and marketing and research and development activities. Cash used in investing activities is expected to be slightly higher in 2006 as compared to 2005 dues to increased capital expenditures, mainly related to its manufacturing facilities. The Company currently plans to repay the June Note in April 2006 and will evaluate additional debt repayments and/or additional borrowing requirements under its revolving credit facility in 2006 depending on cash generated from operations.
Contractual Obligations and Commitments
     The Company has future obligations for debt repayments, minimum rentals under operating leases and other contractual purchase obligations. A summary of Virbac’s contractual obligations and commitments as of December 31, 2005, are as follows:

		Payments Due by Period
					More than 5
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Credit Agreement	$6,000	$6,000	$—	$—	$—
VBSA Notes	9,000	2,000	7,000	—	—
Installment loan	3	3	—	—	—
Capital lease	51	11	25	10	5
Delmarva contingent payments	2,000	500	500	1,000	—
Operating lease obligations	270	84	95	66	25
Purchase commitment obligations	325	325	—	—	—

Total	$17,649	$8,923	$7,620	$1,076	$30

     In addition, the Company’s borrowings under its Credit Agreement require the payment of interest at the rate of Prime plus 1/2%, or 7.75% at December 31, 2005. On an outstanding balance of $6.0 million, the interest payments approximate $0.5 million per year.
     Under the terms of the VBSA Notes interest accrues at a base rate of 5.0% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate, or

8.20% at December 31, 2005. On an outstanding balance of $9.0 million, interest payments approximate $0.7 million per year.
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
Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (“SFAS No. 154”), which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Virbac will adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective transition method which requires that the Company recognize compensation expense for all new and unvested share-based payment awards from the effective date. Had Virbac adopted SFAS No. 123R in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the pro forma net earnings and earnings per share disclosure in Note 2. “Summary of Significant Accounting Policies, (r) Employee stock-based compensation” of the “Notes to Consolidated Financial Statements.” The ultimate amount of expense associated with the adoption of this pronouncement will be based, among other things, on grants of stock options vested at the date of adoption and their fair value at the date of grant. Virbac is still evaluating the impact of adopting SFAS No. 123R on its results of operations in 2006 but does not expect it will have a material impact on its financial statements.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 became effective upon issuance and did not have a significant impact on the Company’s effective tax rate in 2005.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect that its adoption of SFAS No. 151 will have a material impact on its financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     At December 31, 2005, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement and the VBSA Notes. As of December 31, 2005, the Credit Agreement had a floating interest rate based on Prime plus 1/2%. At December 31, 2005 and 2004, the Company had $6.0 million and $13.0 million, respectively, of floating rate debt under the Credit Agreement. The average interest rate on the Credit Agreement was 7.01% and 5.30% in 2005 and 2004, respectively, which resulted in interest expense on the Credit Agreement of $0.7 million and $1.0 million in 2005 and 2004, respectively. The interest rate on the Credit Agreement as of December 31, 2005, was 7.75%. The current maturity date of the Credit Agreement is March 31, 2007.
     In the second quarter of 2004, the Company executed the VBSA Notes in amounts aggregating $9.0 million. At December 31, 2005, under the terms of the VBSA Notes, interest accrued at a base rate of 5.0% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The average interest rate on the VBSA Notes was 7.58% and 5.82% in 2005 and 2004, respectively, resulting in interest expense of $0.7 million and $0.4 million in 2005 and 2004, respectively. The interest rate on the VBSA Notes as of December 31, 2005 was 8.20%. The current maturity date of the April Notes is April 9, 2007 and the June Note matures on April 9, 2006.
     A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At December 31, 2005 and 2004, the Company had a weighted average interest rate for its combined financing facilities of 8.02% and 6.43%, respectively. If interest rates applicable to the Company’s floating rate debt increased 100 basis points in the twelve-month periods ended December 31, 2005 or 2004, the Company would have experienced additional interest expense of $150,000 and $220,000, respectively, for these twelve-month periods, while an increase in the rate of 500 basis points would result in an estimated annualized increase in interest expense for the Company of approximately $0.8 million and $1.1 million, respectively. This assumes no change in the principal or a reduction of such indebtedness at December 31, 2005 or 2004. The Company has no significant fixed-rate long-term debt obligations.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
  (a) Evaluation of the Company’s Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in its reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, as required by Rule 13a-15(e) of the Exchange Act. This evaluation included a consideration of the controls, processes and procedures that comprise Virbac’s internal controls over financial reporting. Based upon this evaluation, current management has concluded that, as of December 31, 2005, as a result of the material weaknesses in the Company’s internal controls discussed below, Virbac’s disclosure controls and procedures were not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Identification of Material Weaknesses in Internal Control over Financial Reporting
     Certain of the control weaknesses which existed during the years 2003 and prior and which resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements, continue to exist as of December 31, 2005. These deficiencies individually result in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected and are therefore material weaknesses. These material weaknesses include the following:
•	Deficiencies related to the internal control environment. The Company has not developed an effective control environment which would address the experience and depth of certain sales, operating, accounting and financial management personnel, and the Company continues to lack a robust governance function and adequate financial oversight.

•	Deficiencies related to the design, documentation and execution of accounting policies and procedures. Controls are ineffective or not effectively executed or monitored, including the non-documentation of business process policies and procedures, adequate segregation of responsibilities and the establishment of effective management review controls.

•	Deficiencies related to policies and procedures with respect to revenue recognition. In addition to the deficiencies in the internal control environment noted above, current management has also concluded that policies and procedures with respect to revenue recognition in accordance with GAAP may be either misapplied or ignored in a manner that permits the Company to recognize revenue prematurely.
          In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:
•	the Restatement;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that were identified by Virbac and the Company’s independent registered public accounting firm;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2004 and 2003 Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and its 2005 Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.
     (b) Changes in Internal Control over Financial Reporting
          Virbac has taken a number of steps during 2005 that have improved, and are expected to continue to improve, the effectiveness of the Company’s internal control over financial reporting, including the following:
•	Virbac has appointed a new member to its Board who qualifies as a financial expert in accordance with Section 407 of SOX. This Board member has also been appointed chairman of the Audit Committee.

•	The Audit Committee has exercised increased oversight over management’s assessment of internal control over financial reporting and response to control deficiencies identified in these assessments.

•	Virbac has established a Disclosure Review Committee, consisting of senior executives from the Company’s sales, research, operating and finance organizations. The Disclosure Review Committee was established to assist in the administration of disclosure controls and procedures with respect to the Company’s public disclosures, including SEC filings.

•	Virbac has sought to thoroughly understand the nature of the issues identified in the Audit Committee-sponsored internal investigation through discussions with its independent registered public accounting firm and the independent counsel and forensic accountants engaged by the Audit Committee.

•	Virbac has recruited and continues to recruit new personnel to the accounting and financial reporting organization who have expertise in financial controls, financial reporting and cost accounting to improve the quality and level of experience of the Company’s finance organization.

•	Virbac has adopted and is implementing formal standard financial policies and procedures, education and training of employees on policies and procedures in an effort to constantly improve internal controls and the control environment. GAAP-compliant revenue recognition policies have been communicated to sales, operations and financial personnel throughout the Company. The Company has also implemented new inventory obsolescence review and cycle-count policies.

•	Virbac implemented a standardized account reconciliation policy, which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

•	The Company continues to work to improve its internal control over financial reporting and has recently implemented a fully integrated management information system in its Fort Worth facility, which provides enhanced internal control features. The Company expects to implement the same system in its St. Louis facility in May 2006.

•	Virbac continues to review and improve its significant accounting practices, improve accounting accuracy and identify process and internal control improvements. The Company has made significant investments in improving its internal control environment as it begins its readiness to implement the provisions of Section 404 of SOX.
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
     Other than as summarized above, during 2005, there have been no other significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.
ITEM 9B. OTHER INFORMATION.
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Information about the Company’s Directors and Executive Officers is incorporated by reference from the discussion under Item 1 of the Company’s 2006 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s 2006 Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Audit Committee financial experts, is incorporated by reference from the discussion under the heading Audit Committee in the Company’s 2006 Proxy Statement. Information about the Virbac Policies on Business Conduct governing its employees, including its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing its Directors, is incorporated by reference from the discussion under the heading Code of Business Conduct and Ethics in the Company’s 2006 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION.
     Information about Director and Executive compensation is incorporated by reference from the discussion under the headings Summary Compensation Table, Option Exercises and Holdings and Employment Agreements in the Company’s 2006 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS.
     Information required by this item is incorporated by reference from the discussion under the heading Security Ownership of Certain Beneficial Owners and Management in the Company’s 2006 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Certain Relationships and Related Transactions in the Company’s 2006 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Information about the fees for 2005 and 2004 for professional services rendered by the Company’s independent registered public accountants is incorporated by reference from the discussion under the heading Independent Registered Public Accountants in Item 2 of the Company’s 2006 Proxy Statement. Virbac’s Audit Committee’s Policy on pre-approval of audit and permissible non-audit services of its independent registered public accountants is incorporated by reference from the section captioned Audit Committee Administration of the Engagement – Procedures for Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Registered Public Accountants in Item 2 of the Company’s 2006 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a)(1) List of Financial Statements commences on page F-1:
The following is a list of the financial statements included at pages F-2 through F-xx in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts and Reserves.
All other schedules have been omitted because they are either not applicable or not required, or the required information is provided in the consolidated financial statements or notes thereto.
(2) Exhibits – refer to (b) below.
     (b) Exhibits required by Item 601 of Regulation S-K.

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(7); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(14); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(13); Ex. 2.1

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(14); Ex. 3. 2

4	Specimen Stock Certificate.	(1); Ex. 4

10.11	Form of Indemnification Agreement.	(1); Ex. 10.10

10.12	Reload Option and Exchange Exercise Plan.	(3); Ex. 4.2

10.13	1996 Incentive Stock Plan, as amended.	(4); Ex. 10.15

10.14	Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated May 14, 1998.	(5); Ex. 10.24

10.15	Amended Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated August 6, 1998.	(6); Ex. 10.25

10.16	Second Amendment to Credit Agreement by and among Agri-Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated October 2, 1998.	(8); Ex. 10.26

10.17	Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated September 7, 1999.	(12); Ex. 10.27

10.18	First Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated December 30, 1999.	(15); Ex. 10.21

10.19	Second Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated May 1, 2000.	(9); Ex. 10.27

10.20	Third Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated April 4, 2001.	(10); Ex. 99.1

10.21	Fourth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 7, 2002.	(11); Ex. 10.29

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.22	Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 11, 2003.	(14); Ex. 10.10

10.23	Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.	(13); Ex. 10.1

10.24	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	(14); Ex. 10.12

10.25	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	(14); Ex. 10.13

10.26	Eighth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.	(17); Ex. 10.26

10.27	Ninth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 24, 2006.	+

10.28	Agreement for Temporary Management Services between Virbac Corporation and Executive Interim Management dated December 16, 2003.	(15); Ex. 10.26

10.29	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	(15); Ex. 10.27

10.30	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	(15); Ex. 10.28

10.31	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	(15); Ex. 10.29

10.32	Employment Agreement by and between Virbac Corporation and Jean M. Nelson, dated as of May 20, 2004.	(17); Ex.10.31

10.33	Employment Agreement by and between Virbac Corporation and Erik R. Martinez, dated as of October 1, 2004.	(17); Ex. 10.32

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.34	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	(14); Ex. 10.14

10.35	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	(14); Ex. 10.15

10.36	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.	(14); Ex. 10.19

10.37	First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.23

10.38	First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.24

10.39	First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.25

10.40	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(14); Ex. 10.18

10.41	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(14); Ex. 10.22

10.42	Second Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	(17); Ex. 10.41

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.43	Second Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	(17); Ex 10.42

10.44	Second Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	(17); Ex 10.43

10.45	Third Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	+

10.46	Third Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	+

10.47	Amendment to Subordination Agreement as of April 9, 2004, by and between VIRBAC, S.A., a business organized under the laws of the Republic of France and First Bank, dated August 22, 2005.	(17); Ex 10.44

10.48	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	(14); Ex. 10.16

10.49	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	(14); Ex. 10.17

10.50	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	(14); Ex. 10.20

10.51	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	(14); Ex. 10.21

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.52	Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	(14); Ex. 10.26

10.53	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	(14); Ex. 10.27

10.54	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	(16); Ex. 10.1

14.1	Virbac Corporation Code of Business Conduct and Ethics.	(15); Ex. 14.1

21.1	Subsidiaries of Virbac Corporation.	(15); Ex. 21.1

23.1	Consent of PricewaterhouseCoopers LLP.	+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

99.1	Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.1

99.2	Supplement A to the Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.2

99.3	Independent Auditor’s Report and Statements of Net Assets Sold and Statements of Revenues and Direct Expenses of the Animal Health Product Lines of King Pharmaceuticals, Inc.	(15); Ex. 99.3

99.4	Unaudited Pro Forma Condensed Combined Financial Statements of Virbac Corporation.	(15); Ex. 99.4

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed November 29, 1994 (S-8) (File No. 33-86892)

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed April 3, 1996 (S-8) (File No. 33-3192)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 1998. (File No. 000-24312)

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998. (File No. 000-24312)

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (File No. 000-24312)

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. (File No. 000-24312)

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. (File No. 000-24312)

(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (File No. 000-24312)

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003, filed September 18, 2003. (File No. 000-24312)

(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of May 6, 2005, filed May 12, 2005. (File No. 000-24312)

(17)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 000-24312)

SIGNATURES
     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRBAC CORPORATION
By:	/s/ Erik R. Martinez
Erik R. Martinez
President and Chief Executive Officer

Date: March 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erik R. Martinez Erik R. Martinez	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Jean M. Nelson	Executive Vice President and	March 31, 2006
Jean M. Nelson	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Eric Marée Eric Marée	Chairman of the Board	March 31, 2006

/s/ Michel Garaudet Michel Garaudet	Director	March 31, 2006

/s/ Pierre A. Pagès Pierre A. Pagès	Director	March 31, 2006

/s/ Richard W. Pickert Richard W. Pickert	Director	March 31, 2006

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	March 31, 2006

/s/ Jean Noël Willk Jean Noël Willk	Director	March 31, 2006

VIRBAC CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Virbac Corporation:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Virbac Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Fort Worth, Texas
March 31, 2006

VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$951	$2,314
Accounts receivable — trade (net of reserves of $35 and $35, respectively)	5,561	6,268
Accounts receivable — Virbac S.A. and subsidiaries	361	419
Inventories (net of reserves of $2,579 and $3,479, respectively)	11,862	10,942
Prepaid expenses	1,274	1,375
Other current assets	419	480

Total current assets	20,428	21,798

Property, plant and equipment, net	12,794	12,377
Goodwill, net	4,006	5,006
Intangibles and other assets, net	18,490	20,472

Total assets	$55,718	$59,653

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and notes payable	$6,015	$13,004
Note payable — Virbac S. A.	2,000	—
Accounts payable — trade	2,421	2,845
Accounts payable — Virbac S.A. and subsidiaries	552	537
Sales related reserves	2,209	2,236
Accrued expenses	5,962	5,863

Total current liabilities	19,159	24,485

Notes payable	40	3
Notes payable — Virbac S. A.	7,000	9,000
Unearned product license fees	5,561	6,299
Liability related to contingent consideration	1,738	2,173

Total liabilities	33,498	41,960

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred Stock - 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,459,240 and 22,312,906 issued and outstanding in 2005 and 2004, respectively)	225	223
Additional paid-in capital	35,655	35,003
Accumulated deficit	(13,660)	(17,533)

Total shareholders’ equity	22,220	17,693

Total liabilities and shareholders’ equity	$55,718	$59,653

The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$80,778	$77,115	$67,077
Cost of goods sold	42,307	43,251	41,424

Gross profit	38,471	33,864	25,653

Operating expenses:
Sales and marketing	15,121	13,376	14,414
Impairment of intangible assets	810	80	45
General and administrative	9,543	11,248	8,285
Research and development	3,271	3,275	4,947
Warehouse and distribution	2,355	2,326	2,250

Total operating expenses	31,100	30,305	29,941

Income (loss) from operations	7,371	3,559	(4,288)

Interest expense	(1,474)	(1,550)	(637)
Other income	14	32	5

Income (loss) before income taxes	5,911	2,041	(4,920)
Provision for income taxes	(2,038)	(570)	(84)

Net income (loss)	$3,873	$1,471	$(5,004)

Basic income (loss) per share	$0.17	$0.07	$(0.23)

Diluted income (loss) per share	$0.17	$0.06	$(0.23)

Basic shares outstanding	22,347	22,291	22,234
Diluted shares outstanding	22,661	22,763	22,234
The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$3,873	$1,471	$(5,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for excess and obsolete inventories	3	911	2,353
Depreciation and amortization	2,365	2,732	2,009
Provision for doubtful accounts	20	(92)	80
Recognition of unearned product license fees	(738)	(787)	(434)
Deferred income taxes and other items	1,494	565	—
Impairment of intangible assets	810	80	234
Issuance of stock to directors as compensation	—	—	52
Loss on disposal of assets	38	67	401
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	745	824	1,463
(Increase) decrease in inventories	(923)	1,325	(4,451)
Decrease (increase) in consigned inventories	—	2,173	(109)
Increase in income taxes receivable	(8)	—	—
Decrease (increase) in prepaid expenses and other assets	161	774	(459)
(Decrease) increase in accounts payable	(409)	(761)	391
Decrease in sales related reserves, net	(27)	(277)	(126)
Increase in accrued expenses	99	249	1,293
Increase in product license fees	—	—	1,654

Net cash provided by (used in) operating activities	7,503	9,254	(653)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,766)	(1,323)	(1,323)
Proceeds from sale of property, plant and equipment	—	—	64
Acquisition of businesses	—	—	(17,806)
Payment of contingent consideration	(250)	—	—
Acquisition of product license rights and other intangible assets	—	(234)	(657)

Net cash used in investing activities	(2,016)	(1,557)	(19,722)

Cash flows from financing activities
Net (repayments) borrowings under revolving line of credit	(7,000)	(12,353)	18,503
Proceeds from Virbac S. A. notes payable	—	9,000	—
Repayment of long-term debt and notes payable	(10)	(4)	(3)
Change in outstanding checks	—	(2,107)	950
Issuance of common stock	160	77	64

Net cash (used in) provided by financing activities	(6,850)	(5,387)	19,514

(Decrease) increase in cash and cash equivalents	(1,363)	2,310	(861)
Cash and cash equivalents, beginning of period	2,314	4	865

Cash and cash equivalents, end of period	$951	$2,314	$4

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,417	$1,540	$580
Cash paid for income taxes	$611	$64	$69

The accompanying notes are an integral part of these consolidated financial statements.

     Supplemental schedule of noncash investing and financing activities:

	For the Years Ended December 31,
	2005	2004	2003
Delmarva acquisition
Product rights	$—	$—	$4,760
Working capital	—	—	(5)

Estimated fair value of acquired net assets	—	—	4,755
Liability related to contingent consideration	—	—	2,173

Cash consideration	$—	$—	$2,582

King acquisition
Fair value of assets acquired	$—	$—	$14,479
Goodwill	—	—	745

Cash consideration	$—	$—	$15,224

Property and equipment acquired through assumption of capital lease	$58	$—	$—

Supplemental Disclosure of Non-Cash Financing Activities:
     In order to maintain VBSA’s approximate indirect ownership interest in the Company through Interlab until the expiration, termination or exercise of all options to purchase the Company’s Common Stock outstanding as of the date of the merger, as described in Note 1. “Description of Business”, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger Company options, issue to Interlab a number of additional shares of Common Stock equal to the product of (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Due to the issuance of 59,000 and 39,889 shares of Common Stock from the exercise of pre-merger options during 2005 and 2003, respectively, the Company issued 88,500 and 59,834 shares of Common Stock to Interlab in January 2006 and October 2005, respectively. These shares have been included in the calculation of diluted earnings per share for the appropriate periods. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these pre-merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.
The accompanying notes are an integral part of these consolidated financial statements.

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional		Treasury Stock
	Number	Par	Paid In	Accumulated	Number
	of Shares	Value	Capital	Deficit	of Shares	Amount	Total
Balance at December 31, 2002	22,213	$222	$34,891	$(14,000)	16	$(80)	$21,033
Shares issued to directors	9	—	52	—	—	—	52
Issuance for stock compensation plans	35	1	(17)	—	(16)	80	64
Net loss	—	—	—	(5,004)	—	—	(5,004)

Balance at December 31, 2003	22,257	223	34,926	(19,004)	—	—	16,145
Issuance for stock compensation plans	56	—	77	—	—	—	77
Net income	—	—	—	1,471	—	—	1,471

Balance at December 31, 2004	22,313	223	35,003	(17,533)	—	—	17,693
Issuance for stock compensation plans	146	2	158	—	—	—	160
Stock option income tax benefits	—	—	494	—	—	—	494
Net income	—	—	—	3,873	—	—	3,873

Balance at December 31, 2005	22,459	$225	$35,655	$(13,660)	—	$—	$22,220

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
          Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand segment, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract Manufacturing segment which offers a broad range of services and specialized expertise in the manufacture of highly regulated animal health products. The Contract Manufacturing segment operates as PM Resources, Inc., a Missouri corporation (“PMR”), which is a wholly-owned subsidiary of the Company. PMR is based in a 176,000 square-foot Environmental Protection Agency (“EPA”) and Food and Drug Administration (“FDA”) registered facility in Bridgeton, Missouri, and formulates products under private-label and provides third party contract manufacturing services for products used in the animal health and specialty chemical industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.
Note 2. Summary of Significant Accounting Policies
     (a) Principles of consolidation
          The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.
     (b) Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting periods. The most significant areas of estimation include the determination of sales reserves for product returns or credits and marketing incentive rebates; inventory obsolescence reserves; depreciable lives of property, plant and equipment and intangible assets; purchase accounting; impairment of long-lived and intangible assets; credit losses on accounts receivable; income taxes; and contingency and litigation reserves. Actual results could vary materially from these estimates.
     (c) Revenue recognition and accounts receivable
          The Company recognizes revenue, net of an estimate for sales related reserves, when the following four criteria have been met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed and determinable and (iv) collectibility is reasonably assured.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
          Effective in the second quarter of 2004, for customer service and policy consistency reasons, Virbac changed its stated shipping policy with its Veterinary and Consumer Brand customers to FOB-destination. Accordingly, Virbac began to recognize revenues upon delivery to these customers. Prior to this change in operational policy, Virbac recognized revenues at the time of shipment to all of its Veterinary distributors. Virbac recognized revenues for its Consumer Brand customers in accordance with the customer contract terms, which included either FOB-shipping point or FOB-destination. The net effect of this change was to reduce 2004 revenues by approximately $1.0 million and to reduce diluted income per share by $.02.
          Virbac recognizes revenue for its Contract Manufacturing customers in accordance with the customer contract terms. The majority of contracts provide that title and risk of loss pass to the customer upon delivery to the common carrier and accordingly, revenue is recognized at the time of shipment. A major Contract Manufacturing customer’s contract provides that acceptance occurs upon written notice or 30 days after receipt in order to allow time for inspection; accordingly, the Company recognizes revenue upon acceptance. Revenue related to certain Contract Manufacturing customers for which the Company provides warehousing and/or distribution services, is recognized upon the completion of the manufacturing process, when the customer accepts all risks of ownership but requests, due to the nature of the inventory, that the Company hold the inventory for a short period of time and all the other necessary conditions for revenue recognition have been met.
          During 2003, the Company recognized revenue for certain of its product sales, principally the livestock de-wormer product, at the time of cash collection, as collectibility was not reasonably assured at the time of shipment. Additionally, the Company recognized revenue at the time of cash collection for all sales transactions during 2003 for which there was a warehousing arrangement in connection with the delivery. The total revenue from these consignment sale transactions during 2003 was $2.3 million and in the first quarter of 2004, the Company recognized revenue of $2.0 million for products that were shipped in 2003, but were paid for in 2004.
          The Company has received payments on two products related to its license agreement with Pfizer, Inc. (“Pfizer”) which have been reflected as unearned product license fees in the accompanying Consolidated Balance Sheets. Upon the Company obtaining registrations from the appropriate governmental agencies permitting it to sell these products, the Company began to recognize revenue from these product license fees during the fourth quarter of 2002 for the first product and during the third quarter of 2003 for the second product. Revenue is recognized on a proportionate basis, based upon estimates of when the sales of each of these products will occur over the periods covered by the licenses, adjusted for historical experience.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
     (d) Sales related and product replacement reserves
          The Company’s gross product sales are subject to a variety of deductions, primarily representing expired product returns and rebates granted to customers. These deductions represent estimates of the related obligation and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. The sensitivity of the estimates can vary by program, type of customer and geographic location. Sales return estimates associated with certain veterinary products with limited expiration periods are at risk for material adjustment because the customers may return unsold expired products. Other products with longer lives have longer return periods, which make determination of their ultimate return rate more difficult. The amount recorded as a reduction to revenues for sales related reserves in 2005, 2004 and 2003 was $2.4 million, $3.0 million and $4.1 million, respectively.
          Additionally, Virbac’s distribution agreements typically provide that the Company can elect to replace expired product in lieu of issuing a credit. Virbac records the estimated cost for product replacement as a charge to cost of sales in the period the sale occurs. In 2004, Virbac discontinued its policy of replacing expired product and currently only issues credits for expired product returns. The amount recorded for product replacement expense in 2003 was $0.4 million.
          The Company generally records marketing related sales incentives, such as cooperative advertising, as a charge to sales and marketing expense at the time the related revenues are recorded or when the incentive is offered, whichever is later. Virbac estimates the cost of sales incentives based on historical experience with similar incentive programs. The amount recorded for marketing related sales incentives in 2005, 2004 and 2003 was $1.3 million, $0.3 million, and $0.3 million, respectively.
          The Company’s sales related reserves are recorded as liabilities in the Consolidated Balance Sheets, rather than a reduction in accounts receivable, as the sales to which they pertain have generally been collected and these reserves represent liabilities for future performance.
     (e) Cash and cash equivalents
          The Company considers all highly liquid investments with an original or remaining maturity of three months or less when acquired to be cash equivalents. At times, the Company has cash on deposit in certain banks in amounts that may exceed federally insured limits.
     (f) Concentration of credit risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 21%, 17%, and 20% of revenues in 2005, 2004 and 2003, respectively. These revenues are reflected in the Veterinary and Contract Manufacturing segments. Accounts receivable balances outstanding from this same buying group as of December 31, 2005 and 2004 were approximately $1.7 million and $1.9 million, respectively.
     (g) Fair value of financial instruments
          The fair values of financial instruments approximate their carrying values, due primarily to the short-term nature of their maturities or their variable interest rates.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
     (h) Inventories and inventories on consignment
          Inventories include material, labor and overhead and are stated at the lower of average cost or market. Inventory is written-down for estimated obsolescence when warranted based on estimates of future demand and the shelf-life of products. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required. Inventories on consignment represent finished goods delivered to customers in transactions for which revenue recognition is not appropriate.
     (i) Valuation of intangible assets and goodwill
          The Company has separately identifiable intangibles, which include trademarks, patents, product license rights and product rights acquired in connection with business acquisitions, and acquired goodwill. With the exception of trademarks and one product right, all of the Company’s intangible assets are definite-lived assets. Intangible asset lives are determined based upon contract terms, legal rights or Company-prepared economic models. For product rights acquired in connection with a business acquisition, the original valuation of the intangibles is typically performed by a third-party appraiser and may include the use of estimates that the Company provides concerning future profitability, cash flows and other judgmental factors.
          The Company assesses the recoverability of intangible assets and goodwill upon the occurrence of an event that might indicate conditions for impairment could exist, or at least annually for goodwill and other indefinite-lived intangible assets. Factors the Company considers important that could trigger an impairment review for intangible assets include the following:
•	significant underperformance of the asset relative to expected historical or projected future operating results;

•	significant changes in the manner or extent of the Company’s use of the acquired asset or the strategy for the Company’s overall business;

•	significant negative industry or economic trends; and

•	significant decline in the market value of the intangible asset for a sustained period of time.
          The Company’s evaluation of recoverability for definite-lived intangible assets involves comparing the carrying value of the intangible asset to the expected future undiscounted cash flows that the asset will generate. If the carrying amount of the intangible asset is not recoverable, an impairment loss is recorded. The impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value and is recorded as a charge to earnings in the period the impairment occurs. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic amortization expense is adjusted based on the new carrying value and/or life of the asset. The Company’s intangible assets with determinable lives are recorded at cost and amortized over periods ranging from six to 32 years.
          The Company’s evaluation of potential impairment of indefinite-lived intangible assets and goodwill involves comparing the carrying value of the asset to the estimated fair value of the asset. The Company’s goodwill is generated by the Veterinary segment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the goodwill and its carrying value. For additional information see Note 8. “Goodwill and Other Intangible Assets.”

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
          The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require the Company to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or the performance of certain intangible assets and business units are different from the Company’s estimates, the Company may be exposed to additional impairment charges related to its intangible assets and goodwill.
          The Company’s reporting units are generally consistent with the operating segments identified in Note 16. “Segment and Related Information”.
     (j) Property, plant and equipment
          Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals and improvements are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to operations.
          The Company provides for depreciation by charging amounts sufficient to amortize the cost of the properties over their estimated useful lives. The straight-line method of depreciation is utilized for substantially all asset categories.
          A summary of estimated useful lives used in computing depreciation is as follows:

Estimated
Useful Life
Building and leasehold improvements	5-20 years
Production equipment	5-7 years
Furniture, computer equipment and software, and fixtures	2-7 years
Vehicles	3-4 years
     (k) Advertising costs
          Advertising costs are expensed the first time the advertisement occurs. Advertising expense for 2005, 2004 and 2003 was $2.4 million, $1.6 million, and $2.4 million, respectively. Prepaid expenses at December 31, 2005 and 2004, included deferred advertising costs of $6,000 and $18,000, respectively.
     (l) Freight to customers
          Freight and handling expense related to sales activities for 2005, 2004 and 2003, was $1.3 million, $1.3 million, and $1.2 million, respectively, and is classified as warehouse and distribution expense.
     (m) Research and development expenses
          Research and development costs are charged to expense when incurred. These costs principally consist of labor and third party consulting fees. Research and development expenses for 2005, 2004 and 2003 were approximately $3.3 million, $3.3 million, and $4.9 million, respectively.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
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
          Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. Virbac has provided valuation allowances aggregating $6.2 million and $8.0 million at December 31, 2005 and 2004, respectively, against its deferred tax assets and will eliminate the valuation allowance when warranted based on sustained profitable operating results.
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
          Although Virbac generally uses independent third party valuation specialists to determine the fair values of acquired assets and assumed liabilities for purposes of performing purchase price allocations, such valuations are based in large part on management’s estimates and assumptions that the Company believes to be reasonable, but which are inherently uncertain. The most significant of these assumptions involves the estimation of future cash flows of acquired product rights and the discounting of such cash flows to estimate the fair value of acquired intangible assets such as product rights.
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
     (p) Earnings per share
          Basic earnings per share are calculated using the weighted average number of outstanding common shares during the period. Diluted earnings per share include the effect of all potential issuances of common shares arising from the effect of outstanding stock options and under the anti-

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
dilution provisions of the merger agreement with VBSA. Dilutive potential common shares arising from the effect of outstanding stock options are computed using the treasury stock method if dilutive.
          The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	For the Years Ended December 31,
	2005			2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss)	$3,873			$1,471			$(5,004)

Basic EPS
Net income (loss)	3,873	22,347	$0.17	1,471	22,291	$0.07	(5,004)	22,234	$(0.23)

Effect of dilutive securities:
Stock options		127			140			—
Antidilution provisions of merger agreement:
Shares currently owed to VBSA		89			60			—
Shares owed to VBSA upon exercise of pre-merger options		98			272			—

Diluted EPS
Net income (loss) plus assumed conversions	$3,873	22,661	$0.17	$1,471	22,763	$0.06	$(5,004)	22,234	$(0.23)

          Because the Company reported a loss in 2003, the net loss per diluted share for the year ended December 31, 2003 excludes the effect of 722,000 common stock equivalents. Additionally, there were 262,000, 404,000 and 635 options in 2005, 2004 and 2003, respectively, which were excluded from the calculation of common stock equivalents as the effect of their inclusion would be anti-dilutive.
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

VIRBAC CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003
Net income (loss), as reported	$3,873	$1,471	$(5,004)
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(295)	(383)	(394)

Pro forma income (loss)	$3,578	$1,088	$(5,398)

Basic income (loss) per share, as reported	$0.17	$0.07	$(0.23)
Diluted income (loss) per share, as reported	$0.17	$0.06	$(0.23)

Pro forma basic income (loss) per share	$0.16	$0.05	$(0.24)
Pro forma diluted income (loss) per share	$0.16	$0.05	$(0.24)
          The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods in which options were granted. No options were granted in 2005 or 2004.

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
     (t) Change in classification
          Certain amounts in the December 31, 2004, consolidated financial statements have been reclassified to conform to the December 31, 2005, presentation. The Company reclassified on its Consolidated Balance Sheet as of December 31, 2004 approximately $1.4 million in “Checks outstanding” from “Current liabilities” to “Cash and cash equivalents” representing book overdrafts that can be offset against deposits with the same financial institution as of that date. This change in classification also resulted in an increase of $1.4 million in “Net cash used in financing activities” in the Consolidated Statement of Cash Flows for the year ended December 31, 2004. These changes in presentation do not reflect a material change to the information presented in the Consolidated Statements of Operations or the Statements of Cash Flows as previously reported. This change in classification had no effect on net income or shareholders’ equity as previously reported.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
     (u) Recently issued accounting pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, (“SFAS No. 154”), which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.
          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Virbac will adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective transition method which requires that the Company recognize compensation expense for all new and unvested share-based payment awards from the effective date. Had Virbac adopted SFAS No. 123R in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the pro forma net earnings and earnings per share disclosure in Note 2. “Summary of Significant Accounting Policies, (r) Employee stock-based compensation” of the “Notes to Consolidated Financial Statements.” The ultimate amount of expense associated with the adoption of this pronouncement will be based, among other things, on grants of stock options vested at the date of adoption and their fair value at the date of grant. Virbac is still evaluating the impact of adopting SFAS No. 123R on its results of operations in 2006 but does not expect it will have a material impact on its financial statements.
          In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies SFAS No. 109, Income Taxes’s (“SFAS No. 109”) guidance that applies to the new tax deduction for qualified domestic production activities. FSP FAS 109-1 became effective upon issuance and did not have a significant impact on the Company’s effective tax rate in 2005.
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for years beginning after June 15, 2005. The Company does not expect that its adoption of SFAS No. 151 will have a material impact on its financial statements.
Note 3. Commitments and Contingencies
Legal Proceedings
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of December 31, 2005, Virbac was not a party to any legal proceedings, other than those discussed below, that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or operating results.
     Securities Class Action Litigation Settlement
          On December 15, 2003, Martine Williams, a Virbac stockholder, filed a putative securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Northern District of Texas, Fort Worth Division, (the “Court”) against Virbac, VBSA, Thomas L. Bell (the Company’s former President, Chief Executive Officer, and member of the Company’s Board of Directors), Joseph A. Rougraff (the Company’s former Vice President, Chief Financial Officer, and Secretary), and Pascal Boissy (the former Chairman of the Board of Directors) (Bell, Rougraff, and Boissy collectively, the “Individual Defendants”). The complaint asserted claims against Virbac and the Individual Defendants based on securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act (“Rule 10b-5”), and claims against VBSA and the Individual Defendants based on “control person” liability under Section 20(a) of the Exchange Act. On May 19, 2004, the Williams v. Virbac et al. lawsuit was consolidated with a separate lawsuit filed by John Otley, which contained virtually identical allegations to those claimed by Martine Williams, and the Court appointed lead counsel for the plaintiffs. On September 10, 2004, the plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”).
          On September 15, 2005, the parties entered into a settlement agreement under which Virbac caused to be paid $3,125,000 into a settlement fund (the “Settlement Fund”) to be distributed to eligible persons who purchased or otherwise acquired Virbac Common Stock from May 3, 2001 to November 12, 2003, inclusive (the “Class”). On October 4, 2005, the Court issued an Order certifying the Class for settlement purposes and granting preliminary approval of the settlement as set forth in the Settlement Agreement and the proposed plan of allocation. On December 1, 2005, the Court entered an Order and Final Judgment, which, among other things, found that notice had been provided to the Class, granted final approval of the settlement as set forth in the Settlement Agreement and the proposed plan of allocation, awarded attorneys’ fees of 30% of the Settlement Fund and $63,719.10 in expenses to be paid from the Settlement Fund, and dismissed the Securities Class Action with prejudice as to Virbac and the Individual Defendants. The Court retained jurisdiction over the Securities Class Action for purposes of administering the settlement.
          Separately, the Company has entered into an agreement with its insurance carriers (the “Insurers”), which provides that the Insurers will fund in full the settlement amount of $3,125,000 set forth in the Settlement Agreement.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
Shareholder Derivative Lawsuit
          On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits in the Court, derivatively on behalf of the Company against Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre A. Pagès, Alec L. Poitevint, II, and Jean Noël Willk, all current or former members of Virbac’s Board of Directors, and Joseph A. Rougraff, a former officer of the Company (collectively, the “Derivative Individual Defendants”) and Virbac, as a nominal defendant. These two lawsuits have been consolidated (the “Shareholder Derivative Action”), and on December 3, 2004, the Court appointed lead counsel for the plaintiffs. On March 1, 2005, the plaintiffs filed a consolidated amended shareholder derivative complaint (the “Amended Derivative Complaint”), asserting claims against: defendants Bell and Rougraff for improper financial reporting under the Sarbanes-Oxley Act of 2002 (“SOX”); all Derivative Individual Defendants for gross mismanagement, breach of fiduciary duty, waste of corporate assets, and unjust enrichment; and defendant Boissy for breach of fiduciary duties due to alleged insider selling and misappropriation of information. Virbac is named as a nominal defendant in the Amended Derivative Complaint.
          On July 25, 2005, the Court’s previously entered stay expired without the parties reaching a settlement. The nominal defendant Virbac and the Derivative Individual Defendants filed motions to dismiss the Amended Derivative Complaint on August 15, 2005. The plaintiffs’ opposition brief was filed on September 29, 2005, and defendants’ reply briefs were filed on October 24, 2005.
          On November 7, 2005, the parties reached a settlement in principle with respect to plaintiffs’ substantive claims and filed a notice advising the Court of the settlement in principle and requesting that the Court hold in abeyance any rulings on the pending motions to dismiss. The settlement in principle was subject to the execution of a written settlement agreement and court approval. After further negotiations and an additional mediation session, the parties were unable to agree on the definitive terms of the settlement. On December 8, 2005, the Court was notified that a definitive settlement could not be reached and was requested to reinstate the defendants’ motions to dismiss. On December 15, 2005, the Court issued an order reinstating the defendants’ motions to dismiss.
          On December 20, 2005, the plaintiffs filed a Motion for Leave to File a Second Amended Complaint (the “Second Amended Derivative Complaint”). The plaintiffs’ proposed Second Amended Derivative Complaint includes the derivative claims described above and seeks to add a cause of action on behalf of the plaintiffs and a putative class of Virbac shareholders against Virbac’s current board of directors (including Richard W. Pickert and Michel Garaudet, who were not named defendants in the Amended Derivative Complaint) and VBSA for breach of fiduciary duties relating to VBSA’s proposal to acquire Virbac’s remaining outstanding shares for $4.15 per share. The proposed Second Amended Derivative Complaint seeks various forms of relief, including preliminarily and permanently enjoining the proposed sale of Virbac shares to VBSA unless and until the Company adopts and implements a procedure to obtain the highest possible price for Virbac shareholders, including the formation of an independent special committee to evaluate the proposal, money damages, including rescissory damages to the extent that the sale has taken place, and the awarding of the plaintiffs’ attorneys’ fees and costs.
          On January 12, 2006, the Court granted the plaintiffs’ Motion for Leave to File a Second Amended Complaint. On March 20, 2006, in light of the plaintiffs’ filing of the Second Amended Derivative Complaint, the Court denied the defendants previously filed motions to dismiss as moot. However, these motions to dismiss can be refiled as to the Second Amended Derivative Complaint. On March 20, 2006, the Court also entered a scheduling order (the “Scheduling Order”) under which the Court set forth various deadlines, including a deadline for the completion of discovery by September 29, 2006. In the Scheduling Order, the Court noted that if the parties believe that the case should not

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
proceed at this time in light of the possibility of a tender offer, it would entertain a motion for stay and administrative closure of the action, or similar motion.
          While the Company intends to vigorously defend itself, the Company cannot predict the final outcome of the Shareholder Derivative Action at this time. An unfavorable outcome could have a material adverse effect on the Company’s financial condition and liquidity in the event that final settlement amounts and/or judgment exceeds the limits of the Company’s insurance policies or the Insurers decline to fund such final settlement/judgment. To date, the Company’s Insurers have provided coverage for the submitted expenses incurred in defending the Shareholder Derivative Action as a claim under the relevant policies.
     SEC Investigation
          On January 13, 2005, the Company announced it had received a written “Wells Notice” from the staff of the SEC. The Wells Notice indicated that the staff intended to recommend to the SEC that it authorize an enforcement action against the Company alleging that the Company violated certain provisions of the federal securities laws.
          In December 2005, the Company and the staff of the SEC’s Fort Worth District Office reached a revised agreement in principal to settle this matter (the “December 2005 Agreement”). The December 2005 Agreement differs from the earlier settlement agreement disclosed in previous filings which included a civil money penalty and disgorgement of $500,000 and $1, respectively. The December 2005 Agreement includes the following principal terms:
•	without admitting or denying the SEC’s allegations, the Company would agree to a stipulated judgment enjoining the Company from future violations of various provisions of the federal securities laws;
•	the Company would agree to undertakings requiring the Company to implement annual training programs and internal certifications for certain personnel concerning accounting, compliance and regulatory matters; and
•	the Company would not be required to pay a civil money penalty or disgorgement.
           The December 2005 Agreement is subject to final approval by the SEC, and no assurance can be given that this matter will be settled consistent with the proposed terms, accordingly, the Company has not reversed the $500,000 accrual as of December 31, 2005. The Company continues to cooperate with the SEC in this matter.
     Lawsuit Against Tender Offer Proposal
          On December 13, 2005, the Company announced that VBSA had made a proposal to acquire the 39.7% outstanding Common Stock not already owned by VBSA or its subsidiaries for $4.15 per share in cash, representing an aggregate all-cash purchase price of approximately $37.0 million (the “Tender Offer Proposal”).
           On January 18, 2006, Richard Abrons, Myron Cohn and Martin Cohn filed a lawsuit in the Delaware Court of Chancery in New Castle County (the “Delaware Court”) in their individual capacities and as a purported class action on behalf of the Company’s public shareholders against Eric Marée, Pierre A. Pagès, Michel Garaudet, Alec L. Poitevint, II, Jean Noël Willk, Richard W. Pickert and Virbac Corporation, VBSA and Interlab. The lawsuit asserts claims against defendants VBSA, Interlab, Marée, Pagès and Garaudet for breach of fiduciary duty of loyalty and unfair dealing, and defendants Willk, Poitevint, II and Pickert for breach of fiduciary duties of care and good faith. The plaintiffs seek certification of the purported class, a preliminary and permanent injunction against the consummation of the Tender Offer Proposal, an order declaring the Tender Offer Proposal void and rescinding the Tender Offer Proposal, if it is consummated, disgorgement of any profits or property received by the defendants as a result of their alleged wrongful conduct, unspecified money damages plus interest thereon against all defendants (jointly and severally), attorneys’ fees and expenses incurred in connection with the lawsuit, and such other and further relief that the Delaware Court may deem just and proper. The defendants believe that this lawsuit is without merit and intend to vigorously defend this matter. See Note 15. “Related Party Transactions for” for further discussion of the Tender Offer Proposal.
Operating Leases
          The Company leases certain machinery under non-cancelable operating leases that expire at various dates through September 2011. Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements

(In thousands)
2006	$59
2007	53
2008	42
2009	34
2010	32
Thereafter	25

Total minimum lease payments	$245

     Total rent expense under operating leases was $127,000, $153,000, and $163,000 in 2005, 2004 and 2003, respectively.
Environmental Liability
     PMR is the subject of a Consent Order dated November 22, 1999, issued by the Circuit Court of St. Louis County, Missouri (“Consent Order”), requiring investigation and remediation of historical contamination at its Bridgeton, Missouri property. As of December 31, 2005, approximately $635,000 of investigative and remediation costs have been incurred for which the Company has been or will be reimbursed pursuant to a third party indemnity obligation. The Company estimates that future investigative and remediation costs are approximately $279,000 through December 31, 2007, which is when remediation is expected to be complete. The Company expects substantially all of the remaining investigative and remediation costs will be reimbursed under the terms of the indemnity agreement, which is a formal and legally enforceable agreement, except for $22,000, which represents the Company’s estimated remaining portion of the liability and is included in the Company’s Consolidated Balance Sheet as of December 31, 2005. Management believes that PMR is currently in substantial compliance with all applicable local, state and federal environmental laws and regulations and resolution of the environmental issues contained in the Consent Order will have no material effect on the Company’s financial position, cash flows, or results of operations.
Adjustment of the Merger Shares
     In order to maintain VBSA’s indirect 60% ownership interest in the Company through Interlab S.A.S., a French corporation (“Interlab”), until the expiration, termination, or exercise of all options to purchase the Common Stock outstanding as of the date of the merger, as described in Note 1. “Description of Business”, the Company will contemporaneously, with the issuance of Common Stock upon the exercise of pre-merger Company options issue to Interlab a number of additional shares of Common Stock equal to the product of, (a) the aggregate number of shares of Common Stock issued upon the exercise of such Company options and (b) 1.5. Each such post-merger adjustment will dilute the voting power of current shareholders. As of December 31, 2005, 65,000 pre-merger options were outstanding. As a result of the exercise of 59,000 and 39,889 pre-Merger options in 2005 and 2003, respectively, 88,500 and 59,834 shares owed to Interlab were issued in January 2006 and October 2005, respectively. These shares have been included in the calculation of diluted earnings per share. No new shares will be issued to Interlab in the event that treasury shares are reissued to satisfy these Merger obligations because the use of treasury shares does not dilute VBSA’s indirect ownership interest.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
     During 2003, the Company purchased 100% of the outstanding shares of the common stock of Delmarva Laboratories, Inc. (“Delmarva”) for a base purchase price of $2.5 million in cash and an additional contingent purchase consideration of up to $2.5 million. In accordance with SFAS No. 141, the Company accounted for this transaction under the purchase method and recorded a liability of approximately $2.2 million which represents the excess of the estimated fair value of the acquired net assets over the initial cash payment. The purchase agreement provides that the contingent consideration will be paid in increments based upon the achievement of several performance thresholds of the products purchased. The various stated performance thresholds include the registration and revenue goals for one of the product rights purchased, and gross profit milestones within a specified time period for the other product rights purchased.
     During the first quarter of 2005, one of the contingency thresholds was met and accordingly, a contingency payment of $250,000 was made by the Company to the prior shareholders of Delmarva. A proportionate amount of the contingent payment was recorded as a reduction to the liability related to contingent consideration in the accompanying Consolidated Balance Sheet as of December 31, 2005 and the remaining amount paid was recorded as an increase in the cost of the acquired entity. During the fourth quarter of 2005, the performance evaluation period for another contingency payment expired and the threshold was not met. Consequently, the Company reduced the liability related to this contingent consideration for a proportionate amount and recorded a corresponding decrease to the carrying amount of the respective intangible product right.
     See Note 4. “Acquisitions” for additional discussion regarding the contingent consideration recorded in connection with the Delmarva purchase.
Note 4. Acquisitions
     During 2003, the Company completed two acquisitions in order to expand its pharmaceutical product offerings, leverage its distribution channel and increase its overall product portfolio. These acquisitions are discussed below.
  Delmarva Acquisition
     On August 15, 2003, the Company completed the acquisition of Delmarva. Delmarva’s product portfolio includes Euthasol® and Pentasol®, both of which are humane euthanasia products, and Biomox® (amoxicillin) tablets and suspension. The Company also received as part of the Delmarva acquisition, the FDA product registrations for Clintabs® tablets and Clinsol® liquid, which are products containing the antibiotic clindamycin. The Company determined that all of the product rights acquired are finite-lived intangible assets with no residual values and assigned an initial estimated weighted-average amortization period of 32 years.
     As discussed above in Note 3. “Commitments and Contingencies”, the Company paid a base purchase price of approximately $2.5 million in cash and an additional contingent purchase consideration of up to $2.5 million for Delmarva. The purchase price also included $0.1 million in transaction costs. The aggregate fair value of the assets acquired was $4.8 million. In accordance with SFAS No. 141, the Company accounted for this transaction under the purchase method and, at the date of acquisition, recorded a liability of approximately $2.2 million for the excess of the estimated fair value of the acquired net assets over the initial cash payment. As the contingencies resolve, any amounts paid related to the contingencies will reduce the liability booked at the acquisition date and amounts paid in excess of the liability will be reflected as an increase in the cost of the acquired entity. Any remaining liabilities after all contingencies resolve will be allocated as a pro rata reduction of the amounts assigned to the assets acquired with any amounts that remain after reducing those assets to zero recognized as an extraordinary gain. See Note 3 “Commitments and Contingencies” for additional information regarding these contingencies.
     In accordance with SFAS No 141, the results of operations of Delmarva are included in the Company’s consolidated financial statements beginning August 15, 2003. The Delmarva acquisition

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
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
     The acquisition has been accounted for as a purchase business combination and resulted in goodwill of $745,000. Accordingly, the results of operations of King are included in the Company’s financial statements beginning September 8, 2003. The acquisition was funded with cash on hand and additional borrowings under the Company’s Credit Agreement.
     The following table summarizes the estimated fair value, as determined by independent valuations and supported by internal studies, of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Product rights	$13,630
Unfilled customer orders	520
Property, plant and equipment	196
Inventory	133
Goodwill	745

Net cash consideration	$15,224

     In accordance with SFAS No. 142, Goodwill and Other Intangibles, (“SFAS No. 142”), goodwill recorded in the King acquisition, which is deductible for income tax purposes, will not be amortized. The goodwill is tested annually for impairment.
Note 5. Facility Closure
     In the first quarter of 2003, the Company closed its leased Harbor City, California manufacturing facility and moved the production at that facility to its Fort Worth, Texas facility. The

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
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
Note 6. Inventories
     Inventories consist of the following:

	As of December 31,
(In thousands)	2005	2004
Raw materials	$5,400	$6,337
Finished goods	9,041	8,084

	14,441	14,421
Less — Reserve for excess and obsolete inventories	(2,579)	(3,479)

	$11,862	$10,942

Note 7. Property, Plant and Equipment, net
     Property, plant and equipment consist of the following:

	December 31,
(In thousands)	2005	2004
Land	$3,330	$3,330
Building and leasehold improvements	7,604	7,500
Production equipment	8,685	7,675
Vehicles	28	15
Furniture and fixtures	1,049	959
Computer equipment and software	1,320	1,456

	22,016	20,935
Less — accumulated depreciation	(9,222)	(8,558)

	$12,794	$12,377

     In each of 2005, 2004 and 2003, depreciation expense was approximately $1.4 million.
Note 8. Goodwill and Other Intangible Assets
     The Company has intangible assets which consist primarily of products rights obtained in connection with acquisitions and licensing agreements, patents and trademarks. Additionally, the Company has goodwill, all of which pertains to the Veterinary segment.
     Intangible assets consist of the following:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements

	As of December 31,
	2005		2004
	Gross carrying	Accumulated	Gross carrying	Accumulated
(In thousands)	amount	amortization	amount	amortization
Intangible assets subject to amortization:
Patents	$86	$(44)	$86	$(38)
Product rights	20,202	(2,622)	21,187	(1,638)

Intangible assets not subject to amortization:
Product rights and trademarks	762	(119)	774	(115)

Total intangible assets	$21,050	$(2,785)	$22,047	$(1,791)

     During 2003, in connection with the acquisitions described in Note 4. “Acquisitions”, the Company acquired $18.4 million of product rights, all of which have finite lives and are subject to amortization. The Company also recorded a liability related to contingent consideration of $2.2 million in connection with the Delmarva acquisition and $0.7 million of goodwill in connection with the assets purchased from King.
     During 2004, additions to intangible assets principally related to product licenses and trademarks. There were no additions to intangible assets during 2005.
     All of the Company’s goodwill is generated by the Veterinary segment and the change in goodwill during 2005 is as follows:

Veterinary
(In thousands)	Segment
December 31, 2004	$5,006
Recognition of Agri-Nutrition deferred tax assets	(1,000)

December 31, 2005	$4,006

     Refer to Note 12. “Income Taxes” for a discussion of the recognition of Agri-Nutrition deferred tax assets.
     The Company performed its annual impairment tests on goodwill during the fourth quarter of 2005 and 2004 and found no evidence of impairment.
     The following table summarizes the impairment charges for intangible assets recorded by the Company for the years ended December 31, 2005, 2004 and 2003, respectively.

	Years Ended December 31,
(In thousands)	2005	2004	2003
By asset type:
Finite-lived intangibles	$800	$3	$9
Indefinite-lived intangibles	10	77	36

Total impairment charges	$810	$80	$45

By segment:
Veterinary	$804	$48	$36
Consumer Brand	6	31	9
Contact Manufacturing	—	1	—

Total impairment changes	$810	$80	$45

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
     The 2005 impairment charge includes $0.8 million related to the impairment of a product right acquired in connection with the acquisition of Delmarva. In the third quarter of 2005, the Company determined that the intangible product right for Clindamycin was impaired. The Company reached this assessment following a comprehensive evaluation of external market data, which confirmed a decrease in the size of the market as a result of a significant competitor’s effort to shift the market to its broader spectrum product. While the Clindamycin product category has a revised remaining life of 20 years, management believes the Company’s ability to counter the new market conditions and its current estimated cash flow projections, based upon re-forecasted revenues and gross margins, are not sufficient to offset the changed market conditions which management believes are permanent. Accordingly, the Company recorded a non-cash impairment charge of $0.8 million in the third quarter of 2005 to its Consolidated Statement of Operations that represents the difference between the current estimated fair market value of the product right based upon its estimated discounted cash flows and the current carrying value of the product right prior to the impairment charge.
     Amortization expense for 2005, 2004 and 2003 was $1.0 million, $1.4 million, and $0.8 million, respectively. Amortization expense for each of the next five years is expected to be as follows:

(In thousands)
2006	$924
2007	901
2008	897
2009	890
2010	884

Total amortization	$4,496

Note 9. Borrowings Under Revolving Line of Credit and Notes Payable

	As of December 31,
(In thousands)	2005	2004
Credit Agreement	$6,000	$13,000
VBSA Notes	9,000	9,000
Capital lease	52	—
Installment credit loan	3	7

Total borrowings	15,055	22,007
Less current portion	(8,015)	(13,004)

VBSA Notes and installment credit loan	$7,040	$9,003

Weighted average interest rate	8.02%	6.43%
     At December 31, 2005, the Credit Agreement provided for funding of up to $15.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and interest accrues at the prime rate, as defined by the Credit Agreement (“Prime”) plus 1/2%. At December 31, 2005 and 2004, the interest rate on the loans under the Credit Agreement was 7.75% and 6.25%, respectively. The current maturity date of the Credit Agreement is March 31, 2007. There was a $215,000 letter of credit outstanding under the Credit

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
Agreement at December 31, 2005, which is securitized by a Certificate of Deposit in the amount of $220,000 that is recorded in the Company’s other noncurrent assets. At December 31, 2005, the total borrowings under the Credit Agreement were $6.0 million, availability was $7.2 million. The Company was in compliance with all covenants, except for the requirement to deliver budgeted fiscal 2006 financial statements no later than December 1, 2005 for which the Company received a waiver, in connection with an extension of the current maturity date of the Credit Agreement.
     In order to reduce the amount outstanding under the Credit Agreement and provide for operating cash requirements, the Company, in April 2004, executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of VBSA (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and interest accrues at a base rate of 5.0% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of December 31, 2005 was 8.20%. The current maturity date for the April Notes is April 9, 2007 and the current maturity date of the June Note is April 9, 2006.
     The Company’s cash requirements during 2004, and continuing into early 2005, were unusually high due to elevated legal fees associated with the internal investigation initiated by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) in late 2003, the restatement and related audits of the Company’s historical financial statements (“Restatement”), the SEC investigation and the shareholder lawsuits. The Company funded these additional cash requirements from operating cash flows, the VBSA Notes and insurance coverage provided by its directors and officers’ insurance policy.
     As discussed in Note 3. “Commitments and Contingencies”, Virbac has reached a settlement agreement in principal with both the SEC in regards to their investigation and the plaintiffs in the putative shareholder class action lawsuit. As a result, the Company is able to estimate the cash requirements necessary to resolve these significant uncertainties. The Company generated income from operations and a cash inflow from operating activities for the years ended December 31, 2005 and 2004, and has also successfully maintained its lending relationships. Further, the unusual cash requirements related to the Restatement , the SEC investigation and the shareholder lawsuits have subsided in the second half of 2005 and the Company’s results of operations have improved as a result of the King and Delmarva acquisitions and increased heartworm preventative product revenues. Management believes that all of these aforementioned factors have resulted in a stronger financial position for the Company and provide it with the necessary liquidity to fund operating activities in the ordinary course.
Note 10. Common Stock Transactions and Preferred Stock
     Under certain anti-dilution provisions of the merger described in Note 3. “Commitments and Contingencies”, the Company was required to issue 88,500 and 59,834 shares of Common Stock to Interlab due to the issuance of 59,000 and 39,889 shares of Common Stock from the exercise of pre-merger options during 2005 and 2003, respectively. The 88,500 shares were issued in January 2006, and the 59,834 shares were issued in October 2005, and have been included in the calculation of diluted earnings per share. During 2003, the Company also issued 9,000 shares of Common Stock to certain directors as part of their compensation for serving on the Company’s Board of Directors. The Company charges as expense the closing value of the shares on the date they are granted to the directors. The shares granted to the directors dilute earnings per share. The Company had several treasury stock transactions related to the issuance and purchase of shares of stock associated with the activity of its Incentive Stock Option Plan and for compensation to directors during 2003.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
     The Company’s Board of Directors may, without further action by shareholders, from time-to-time, direct the issuance of one or more series of preferred stock and may, at the time of issuance, determine the rights, preferences and limitations of each series. No shares of preferred stock have been issued as of December 31, 2005.
Note 11. Stock Options
     As of December 31, 2005, the Company has stock options outstanding under the 1994 Incentive Stock Plan, which is inactive with respect to new option grants, and the Virbac Corporation Incentive Stock Plan (collectively, the “Incentive Stock Plans”), which became inactive with respect to new option grants on March 7, 2005. Under the terms of the Company’s Incentive Stock Plans, officers and certain other employees were granted options to purchase the Common Stock at the closing market price on the date that the option was granted.
     For the years ended December 31, 2005 and 2004, no options were granted under the Incentive Stock Plans. Options generally vest over three years and have a maximum term of ten years.
     A summary of the Incentive Stock Plans’ activity for the years shown is as follows:

		Weighted
		Average
	Options	Exercise Price
Balance, December 31, 2002	701,746	$2.63

Granted	304,858	5.85
Exercised	(57,857)	2.00
Forfeited and canceled	(12,500)	4.89

Balance, December 31, 2003	936,247	3.68

Granted	—	—
Exercised	(56,000)	1.38
Forfeited and canceled	(176,233)	4.65

Balance, December 31, 2004	704,014	3.64

Granted	—	—
Exercised	(86,500)	1.85
Forfeited and canceled	(121,083)	3.38

Balance, December 31, 2005	496,431	$4.02

     The following table summarizes information for stock options outstanding and exercisable at December 31, 2005:
VIRBAC CORPORATION
Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining Life	Exercise	Number	Exercise
Price	Outstanding	(in years)	Price	Outstanding	Price
$1.01 - $2.00	116,000	2.5	$1.44	116,000	$1.44
$2.01 - $3.00	44,500	3.7	2.72	44,500	2.72
$3.01 - $4.00	81,166	5.2	3.41	81,166	3.41
$4.01 - $5.00	65,407	6.3	4.98	65,407	4.98
$5.01 - $6.00	188,608	7.2	5.83	128,404	5.82
$6.01 - $7.00	750	7.7	6.50	500	6.50

	496,431	5.3	$4.02	435,977	$3.77

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
Note 12. Income Taxes
     The Company has recognized a net income tax provision as follows:

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Current:
Federal	$474	$—	$50
State	129	5	34

	603	5	84

Deferred:
Federal	1,280	517	—
State	155	48	—

	1,435	565	—

Provision for income taxes	$2,038	$570	$84

     A reconciliation of the tax provision recorded for all periods presented to the amount computed using the applicable federal statutory income tax rate, is as follows:

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Provision (benefit) for income taxes at federal statutory rate	$2,010	$694	$(1,673)
Adjustments due to:
Non-deductible intangible amortization	50	51	21
Intangible impairment	272	—	—
State income taxes, net of federal benefit	237	63	(153)
Valuation allowance	(563)	(293)	1,651
Fines and penalties	2	8	192
Meals and entertainment	48	43	42
Other, net	(18)	4	4

Provision for income taxes	$2,038	$570	$84

     Due to significant historical operating losses through 2003, the Company has maintained a valuation allowance against its deferred tax assets. GAAP requires that historical operating performance weigh significantly in assessing the realizability of deferred tax assets. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.
     As a result of the deferred tax valuation allowance, as the Company incurs tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. In accordance with SFAS No. 109, Income Taxes, if a valuation allowance is recognized in connection with the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. In addition, when an entity realizes, by reversal of a valuation allowance, previously unrecognized net operating losses that resulted in part from stock option deductions, the windfall stock option deduction should be realized through a charge to

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
additional paid-in capital. Any excess reversal of the valuation allowance results in an income tax benefit.
     In 2005, the Company fully utilized all of its Federal net operating loss carryforwards. As a result, the Company recognized the deferred tax asset related to the net operating loss carryforward through the release of a portion of its valuation allowance. The portion of the valuation allowance attributable to the Agri-Nutrition’s deductible temporary differences was applied first to reduce goodwill related to the acquisition. Next, the portion of the valuation allowance attributable to windfall stock option deductions embedded in the net operating loss carryforwards was recorded as a charge to additional paid-in capital. Finally, any excess release of the valuation allowance resulted in a reduction to income tax expense.
     In 2004, the Company recognized deferred tax assets and accordingly, the portion attributable to Agri-Nutrition deferred tax assets was recorded as a reduction to goodwill, which resulted in deferred tax expense. State income tax expense was also recognized in the 2004 tax provision. The tax provision recorded by the Company in 2003 represents Federal alternative minimum tax expense and state income tax expense.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
(In thousands)	2005	2004
Deferred tax assets:
Intangible amortization	$1,863	$2,362
Net operating loss carryforwards	50	1,064
Inventories	1,354	1,689
Deferred income	2,074	2,350
Other accruals and reserves	1,009	1,188
Federal tax credits	321	163

Total deferred tax assets	6,671	8,816
Valuation allowance	(6,160)	(7,974)

Net deferred tax assets	511	842

Deferred tax liabilities:
Depreciation	100	386
Prepaid expenses	411	456

Total deferred tax liabilities	511	842

Total net deferred tax assets	$—	$—

     Of the $6.2 million valuation allowance at December 31, 2005, approximately $0.5 million relates to the Company’s purchase of Agri-Nutrition. If the Company subsequently recognizes tax benefits associated with this $6.2 million valuation allowance, approximately $0.5 million will be released as a reduction of goodwill, and the remainder will represent an income tax benefit.
     The Company has available general business tax credit and alternative minimum tax credit carryforwards totaling approximately $0.3 million. The general business tax credits expire in the years 2006 to 2021; the alternative minimum tax carryforwards may be carried forward indefinitely.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
Note 13. Employee Savings Plans
     The Company sponsors two 401(k) savings plans (the “Plans”) for its employees. Former employees of Virbac, Inc. and non-union former employees of Agri-Nutrition participate in the Virbac Corporation Retirement Savings Plan, while union employees of PMR participate in the Virbac Corporation Retirement Savings Plan for Certain Union Members. Substantially all employees of the Company may participate in one of the Plans, subject to certain eligibility and entry requirements. Contributions to the Plans result primarily from voluntary contributions from employees in the form of deferrals of up to 15% or 20% of the employees’ salaries, depending upon the Plan. The Plans permit various employer contributions. Employer contributions were $630,000, $608,000, and $479,000, for 2005, 2004 and 2003, respectively.
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
     The table below details unaudited quarterly results for each quarter for the last two years:

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	2004	2004	2004	2004	2005	2005(1)	2005	2005
				(In thousands, except per share amounts)
Revenues	$21,547	$18,137	$19,515	$17,916	$19,091	$22,042	$20,073	$19,572
Cost of goods sold	12,303	10,440	10,700	9,808	10,559	10,790	10,609	10,349

Gross profit	9,244	7,697	8,815	8,108	8,532	11,252	9,464	9,223

Operating expenses:
Sales and marketing	3,581	3,316	3,411	3,068	3,533	3,843	3,886	3,859
Impairment of intangible asset	10	21	14	35	2	—	800	8
General and administrative	3,806	2,440	2,963	2,039	2,772	2,573	1,946	2,252
Research and development	937	643	840	855	909	776	707	879
Warehouse and distribution	556	613	629	528	544	602	615	594

Total operating expenses	8,890	7,033	7,857	6,525	7,760	7,794	7,954	7,592

Income from operations	354	664	958	1,583	772	3,458	1,510	1,631
Interest expense	(384)	(404)	(361)	(401)	(402)	(431)	(339)	(302)
Other income	19	13	—	—	3	1	—	10

(Loss) income before income taxes	(11)	273	597	1,182	373	3,028	1,171	1,339
Provision for income taxes	(12)	(83)	(165)	(310)	(106)	(863)	(559)	(510)

Net (loss) income	$(23)	$190	$432	$872	$267	$2,165	$612	$829

Income per share:
Basic income per share	$—	$0.01	$0.02	$0.04	$0.01	$0.10	$0.03	$0.04

Diluted income per share	$—	$0.01	$0.02	$0.04	$0.01	$0.09	$0.03	$0.04

Basic shares outstanding	22,257	22,289	22,307	22,310	22,322	22,326	22,330	22,412
Diluted shares outstanding	22,257	22,741	22,745	22,773	22,803	22,795	22,683	22,717

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
(1)     The quarterly results for the three months ended June 30, 2005, reflect the seasonal impact of increased revenues from the Company’s heartworm preventative product category principally because of a voluntary recall of a major competitive heartworm preventative product in September 2004.
Note 15. Related Party Transactions
     In the ordinary course of business, the Company has engaged in various transactions with VBSA, which indirectly owns approximately 60% of its Common Stock, the terms of which may or may not be the same as those with wholly unrelated parties. The significant transactions with VBSA and its related affiliates as of and for the three years in the period ended December 31, 2005, are summarized below.
   Tender Offer Proposal
     As discussed in Note 3. “Commitments and Contingencies”, on December 15, 2005, VBSA made a Tender Offer Proposal to acquire the 39.7% outstanding Common Stock not already owned by VBSA for $4.15 per share. VBSA stated in the Tender Offer Proposal that it expects that the Board of Directors of Virbac will form a special committee of independent directors to respond to VBSA’s Tender Offer Proposal on behalf of Virbac’s public shareholders and to make an informed recommendation to the public shareholders with respect to the offer. VBSA also stated that it is prepared to negotiate the terms of a definitive offer to the shareholders of Virbac on customary terms and conditions for transactions of this type. The Tender Offer Proposal stated that the definitive offer would be subject to the condition that a sufficient majority of the Common Stock is tendered such that the tendered shares, together with the shares VBSA currently owns, total at least 90% (ninety percent) of the Common Stock. VBSA has informed Virbac that it has sufficient financing available for the transaction under its existing bank credit facilities and that the offer would not be subject to a financing condition.
     On March 14, 2006, the Company announced the formation of a special committee of independent directors (the “Special Committee”) to review, evaluate and negotiate VBSA’s Tender Offer Proposal. The Special Committee has engaged outside financial advisors to assist in this process. The Special Committee is further authorized to negotiate the terms of VBSA’s proposal and to make a recommendation to the Company’s Board of Directors and/or its public stockholders as to whether to accept VBSA’s proposal or any other proposal made by VBSA and/or its affiliates to acquire the Common Stock held by public stockholders.
   Loan Agreements
     In the first half of 2004, Virbac executed the VBSA Notes as discussed in Note 9. “Borrowings Under Revolving Line of Credit and Notes Payable”, which are three secured subordinated promissory notes totaling $9.0 million in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The base interest rate is 5.0% per annum and is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the VBSA Notes. The maturity date of the April Notes, which total $7.0 million, is April 9, 2007 and the maturity date of the June Note for $2.0 million is April 9, 2006. The Company’s interest expense on the VBSA Notes was $692,000 in 2005.
   Directors and Officers Insurance Procurement Agreement
     VBSA acquired a 2004 directors’ and officers’ insurance policy for VBSA and the Company (the “D&O Policy”). The coverage limit for all named insureds under the D&O Policy was $5.0 million and the annual premium for such policy was $629,000. The Company paid 75% of this annual premium which was approved by the Audit Committee. The policy term was for one year and expired on January 1, 2005.
   Trademark Agreement
     On April 2, 2003, the Company and VBSA agreed to allow each other, at no charge, the right of first refusal for use of their respective trademarks. The Company and VBSA have agreed to keep each other informed of any trademarks they maintain. While the Company and VBSA are currently honoring the terms of this arrangement, a formal written agreement has not yet been entered into. The Company expects to execute a formal written agreement in the near future.
   Supply Agreement
     On March 1, 2002, the Company entered into a supply agreement with VBSA pursuant to which VBSA agreed to manufacture, register, supply and provide quality assurance for certain specified health products containing regulated pesticides. Purchases under the supply agreement are at agreed upon rates subject to annual inflation adjustments. This agreement is scheduled to remain in force until February 28, 2007, unless terminated earlier by a written mutual consent of both parties. During 2005, 2004 and 2003 the Company paid VBSA $0.6 million, $0.5 million, and $1.5 million, respectively for products received under the supply agreement.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
   Development and License Agreement
     On January 21, 2001, the Company entered into an agreement with VBSA to govern the apportionment of research and development costs, grant certain licenses and require the payment of royalties for existing and new products. This development and license agreement was in effect until
     December 31, 2004, and thereafter automatically renews for additional one-year terms unless terminated by written notice not less than 90 days prior to the beginning of any new one-year term. Under the terms of the development and license agreement, VBSA provides the Company with the exclusive rights, in the United States and Canada, to sell specified products that are currently in development or that were previously developed by VBSA. As consideration for the grant of certain licenses and the payment of research and development costs by VBSA, the Company shall pay VBSA a royalty of 6% of the net sales of certain existing products sold by the Company in the United States and Canada. In addition, the Company and VBSA provided each other with mutual licenses with respect to the sale, manufacture and distribution of certain newly developed products. The licensee, whether such licensee is the Company or VBSA, shall pay the licensor a royalty equal to 3% of the licensee’s net sales of and licensing revenues from generic new products (as defined in the agreement) and a royalty equal to 6% of the licensee’s net sales of and licensing revenues from proprietary new products (as defined in the agreement). In 2005, 2004 and 2003 the Company paid approximately $210,000, $184,000, and $61,000, respectively in royalty payments to VBSA and VBSA made no royalty payments to the Company. The development and license agreement was amended to provide that Virbac pay a royalty of 2.5% on the net sales of livestock de-wormer products beginning January 1, 2002.
   License Agreement – Pyriproxyfen
     On September 29, 2000, the Company entered into a license agreement with VBSA in order to grant VBSA a license of the U.S. patent rights of Virbac in the use of Pyriproxyfen (“PPF”) as an ingredient in certain dog or cat foods. The Company granted to VBSA an exclusive license with the right to grant sublicenses to manufacture, use, distribute and sell PPF as an ingredient in dog and cat foods under U.S. Patent numbers 5,439,924 and 5,728,719 in the United States. In consideration for the license, VBSA agreed to pay the Company $80,000 upon its entrance into any sublicense agreement and an additional 40% of all cash payments received from any such sub licensee at the time of registration approval and launch of the PPF product. In addition, the license agreement requires VBSA to pay the Company 1.2% of the PPF product’s net sales made through the Veterinary sales channel and 0.8% of the net sales made through the over-the-counter sales channel. The license agreement remains in effect until the expiration date of the last patent held in the United States, or until terminated by either VBSA or the Company. During 2005, 2004 and 2003 the Company received no royalty payments from VBSA.
   Distribution Agreement
     On December 3, 1999, the Company entered into a distribution agreement appointing VBSA and its affiliates as the sole and exclusive distributor of the Company’s current and future range of specified pet health care products for all channels of trade worldwide other than the United States and Canada. The terms of the distribution agreement provide that the Company agrees to manufacture the products and VBSA agrees to use its best efforts to promote, sell and distribute the Company’s products internationally. In addition, the Company can distribute directly to certain customers at the election of VBSA. On December 2, 2004, the distribution agreement automatically renewed for a second 5-year term. The current terms of the distribution agreement provide that VBSA’s purchase price of products be fixed at 12.6% over the Company’s current cost. Virbac recorded approximately $1.2 million in product sales to VBSA and its affiliates under the distribution agreement during each of 2005, 2004 and 2003.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements
   Sub License Agreement
     On April 5, 1999, the Company and VBSA entered into a Sub License Agreement pursuant to which VBSA granted Virbac the right to manufacture and market products that VBSA has licensed from Capulis S.A., an unrelated French corporation. Products subject to this agreement include micro-encapsulation processes applicable to veterinary products for dogs, cats, fish and veterinary dental care. Pursuant to this agreement, Virbac pays a 2% royalty to VBSA on net sales of the products that utilize this technology. During 2005, 2004 and 2003 Virbac made approximately $101,000, $74,000, and $86,000 in royalty payments to VBSA under the terms of this agreement.
   Secrecy Agreements
     The Company has entered into various Secrecy Agreements with VBSA whereby the Company agrees to keep confidential any information disclosed to it by VBSA with regard to certain products and applications. The agreement terms are indefinite or expire when the confidential information is made available by its owner to the public.
Note 16. Segment and Related Information
     The Company has three reportable segments described above in Note 1, “Description of Business”. Each segment uses the accounting policies described in Note 2. “Summary of Significant Accounting Policies”. In evaluating segment performance (excluding Contract Manufacturing), management focuses on income from operations. Accounts receivable are allocated by segment while all other assets remain unallocated. Management separately monitors the Contract Manufacturing results and total assets.
     The Company’s reportable segments utilize different channels of distribution, are managed separately, sell different products and have different marketing strategies.
     Summarized financial information concerning the Company’s reportable segments is shown in the following table:

VIRBAC CORPORATION
Notes to Consolidated Financial Statements

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated
As of and for the year ended
December 31, 2005
Revenues from external customers	$46,057	$21,577	$13,144	$—	$80,778
Depreciation and amortization	1,058	62	645	600	2,365
Income from operations	15,233	2,475	2,517	(12,854)	7,371
Interest expense and other income	—	—	—	(1,460)	(1,460)
Provision for income taxes	—	—	—	(2,038)	(2,038)
Net income	—	—	—	—	3,873

Total assets	3,423	1,392	19,941	30,962	55,718
Capital expenditures	—	—	356	1,410	1,766

As of and for the year ended
December 31, 2004
Revenues from external customers	$39,341	$21,244	$16,530	$—	$77,115
Depreciation and amortization	1,387	62	599	684	2,732
Income from operations	14,088	2,463	1,600	(14,592)	3,559
Interest expense and other income	—	—	—	(1,518)	(1,518)
Provision for income taxes	—	—	—	(570)	(570)
Net income	—	—	—	—	1,471

Total assets	4,360	1,532	18,132	35,629	59,653
Capital expenditures	—	—	368	955	1,323

As of and for the year ended
December 31, 2003
Revenues from external customers	$29,831	$22,850	$14,396	$—	$67,077
Depreciation and amortization	613	68	925	403	2,009
Income (loss) from operations	4,273	1,080	2,930	(12,571)	(4,288)
Interest expense and other income	—	—	—	(632)	(632)
Provision for income taxes	—	—	—	(84)	(84)
Net loss	—	—	—	—	(5,004)

Total assets	3,870	2,240	13,906	45,129	65,145
Capital expenditures	—	—	725	598	1,323
     During 2005, 2004 and 2003, the Company sold its products in the U.S. and Canada. The Company also recognizes export sales for product sold to VBSA affiliates outside of North America. All property owned by the Company is located in the United States.
     The following table presents revenue by country based on location of the customer:

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
United States	$76,585	$74,228	$63,747
Canada	1,821	1,164	1,118
Export	2,372	1,723	2,212

Total revenue	$80,778	$77,115	$67,077

VIRBAC CORPORATION
SCHEDULE II – RULE 12-09
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 2003, 2004 and 2005
VIRBAC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2003, 2004 and 2005

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		Charged
	Balance at	to Costs	Charged				Balance at
	Beginning	and	to other				End of
Description	of Year	Expenses	Accounts		Deductions		Year
Year ended December 31, 2003
Inventory reserve	$1,798	$2,353	$—		$257	(1)	$3,894
Allowance for doubtful accounts	135	80	—		86	(2)	129
Billing and sales return reserves	2,358	3,760	—		3,750	(3)	2,368
Product replacement reserves	370	409	—		545	(4)	234
Deferred tax valuation reserve	7,156	1,651	—		—		8,807

Year ended December 31, 2004
Inventory reserve	$3,894	$911	$—		$1,326	(1)	$3,479
Allowance for doubtful accounts	129	(92)	—		2	(2)	35
Billing and sales return reserves	2,368	2,360	(89	) (6)	2,403	(3)	2,236
Product replacement reserves	234	(112)	—		122	(4)	—
Deferred tax valuation reserve	8,807	—	(549	) (7)	284	(5)	7,974

Year ended December 31, 2005
Inventory reserve	$3,479	$3	$—		$903	(1)	$2,579
Allowance for doubtful accounts	35	20	—		20	(2)	35
Billing and sales return reserves	2,236	1,816	—		1,843	(3)	2,209
Deferred tax valuation reserve	7,974	—	(1,495	) (8)	319	(5)	6,160

(1)	During the year inventory was removed from stock and destroyed.

(2)	Accounts receivable were written off during the year because they were deemed to be uncollectible.

(3)	Refunds for customer returns and billing adjustments were allowed against customer receivable amounts.

(4)	Customer product replaced upon expiration.

(5)	Change in the deferred tax asset valuation.

(6)	Amount was reclassified to an accrued expense account.

(7)	Realization of deferred tax assets related to Agri-Nutrition.

(8)	Realization of deferred tax assets related to Agri-Nutrition and stock option transactions.

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.4	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.5	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.11	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri -Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(7); Ex. 2.1

2.12	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(14); Ex. 2.2

2.13	Asset Purchase Agreement by and among Virbac Corporation, Jones Pharma Incorporated and JMI- Daniels Pharmaceuticals, Inc. dated as of September 5, 2003.	(13); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(14); Ex. 3. 2

4	Specimen Stock Certificate.	(1); Ex. 4

10.11	Form of Indemnification Agreement.	(1); Ex. 10.10

10.12	Reload Option and Exchange Exercise Plan.	(3); Ex. 4.2

10.13	1996 Incentive Stock Plan, as amended.	(4); Ex. 10.15

10.14	Credit Agreement by and among Agri -Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated May 14, 1998.	(5); Ex. 10.24

10.15	Amended Credit Agreement by and among Agri -Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated August 6, 1998.	(6); Ex. 10.25

10.16	Second Amendment to Credit Agreement by and among Agri -Nutrition Group Limited, PM Resources, Inc., St. JON Laboratories, Inc., and First Bank, dated October 2, 1998.	(8); Ex. 10.26

10.17	Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated September 7, 1999.	(12); Ex. 10.27

10.18	First Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated December 30, 1999.	(15); Ex. 10.21

10.19	Second Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated May 1, 2000.	(9); Ex. 10.27

10.20	Third Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated April 4, 2001.	(10); Ex. 99.1 .

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.21	Fourth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 7, 2002.	(11); Ex. 10.29

10.22	Fifth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., and First Bank, dated August 11, 2003.	(14); Ex. 10.10

10.23	Sixth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated September 3, 2003.	(13); Ex. 10.1

10.24	Waiver of September 30, 2003 10-Q Reporting Period from First Bank, dated November 12, 2003.	(14); Ex. 10.12

10.25	Seventh Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 1, 2004.	(14); Ex. 10.13

10.26	Eighth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 22, 2005.	(17); Ex. 10.26

10.27	Ninth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 24, 2006.	+

10.28	Agreement for Temporary Management Services between Virbac Corporation and Executive Interim Management dated December 16, 2003.	(15); Ex. 10.26

10.29	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Joseph Rougraff dated March 24, 2004.	(15); Ex. 10.27

10.30	Employment Termination, Release and Cooperation Agreement by and between Virbac Corporation and Thomas Bell dated April 15, 2004.	(15); Ex. 10.28

10.31	Employment and Consulting Agreement by and between Virbac Corporation and David Eller, dated as of June 18, 2004.	(15); Ex. 10.29

10.32	Employment Agreement by and between Virbac Corporation and Jean M. Nelson, dated as of May 20, 2004.	(17); Ex.10.31

10.33	Employment Agreement by and between Virbac Corporation and Erik R. Martinez, dated as of October 1, 2004.	(17); Ex. 10.32

10.34	Secured Subordinated Promissory Note for $3,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 9, 2004.	(14); Ex. 10.14

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.35	Secured Subordinated Promissory Note for $4,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 29, 2004.	(14); Ex. 10.15

10.36	Secured Subordinated Promissory Note for $2,000,000 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated June 3, 2004.	(14); Ex. 10.19

10.37	First Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.23

10.38	First Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.24

10.39	First Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 24, 2005.	(14); Ex. 10.25

10.40	Acknowledgment of Extended Maturity Date by Virbac S.A., dated June 3, 2004.	(14); Ex. 10.18

10.41	Acknowledgment of 2005 Extended Maturity Date by Virbac S.A., dated February 8, 2005.	(14); Ex. 10.22

10.42	Second Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	(17); Ex. 10.41

10.43	Second Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	(17); Ex 10.42

10.44	Second Amendment to Secured Subordinated Promissory Note Dated as of June 3, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated August 2, 2005.	(17); Ex 10.43

10.45	Third Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	+

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.46	Third Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	+

10.47	Amendment to Subordination Agreement as of April 9, 2004, by and between VIRBAC, S.A., a business organized under the laws of the Republic of France and First Bank, dated August 22, 2005.	(17); Ex 10.44

10.48	Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated April 9, 2004.	(14); Ex. 10.16

10.49	Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 10, 2004.	(14); Ex. 10.17

10.50	Second Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated August 9, 2004.	(14); Ex. 10.20

10.51	Third Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated February 7, 2005.	(14); Ex. 10.21

10.52	Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 1, 2005.	(14); Ex. 10.26

10.53	Waiver of 2001 and 2002 Financial Covenant Defaults and Amendment to Forbearance Agreement Dated as of April 9, 2004 to Amend Delivery of Audited Financial Statements by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated April 15, 2005.	(14); Ex. 10.27

10.54	Fifth Amendment to Forbearance Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 6, 2005.	(16); Ex. 10.1

14.1	Virbac Corporation Code of Business Conduct and Ethics.	(15); Ex. 14.1

21.1	Subsidiaries of Virbac Corporation.	(15); Ex. 21.1

23.1	Consent of PricewaterhouseCoopers LLP.	+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.	+

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.	+

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.	+

99.1	Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.1

99.2	Supplement A to the Virbac Corporation Charter of the Audit Committee of the Board of Directors.	(15); Ex. 99.2

99.3	Independent Auditor’s Report and Statements of Net Assets Sold and Statements of Revenues and Direct Expenses of the Animal Health Product Lines of King Pharmaceuticals, Inc.	(15); Ex. 99.3

99.4	Unaudited Pro Forma Condensed Combined Financial Statements of Virbac Corporation.	(15); Ex. 99.4

     + Filed herewith.
     (1) Incorporated herein by reference to the Company’s Registration Statement on Form S -1 filed on May 5, 1994. (File No. 33-78646)
     (2) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)
     (3) Incorporated herein by reference to the Company’s Registration Statement on Form S -8 filed November 29, 1994 (S-8) (File No. 33-86892)
     (4) Incorporated herein by reference to the Company’s Registration Statement on Form S -8 filed April 3, 1996 (S-8) (File No. 33-3192)
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
     (15) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 000-24312)
     (16)  Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of May 6, 2005, filed May 12, 2005. (File No. 000-24312)
     (17) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 000-24312)