Form 10-K/A
period 2005-12-31
VIRBAC CORP
filed 2006-04-28
CIK 922814

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
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each Class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $0.01	NONE
PER SHARE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check One)

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

EXPLANATORY NOTE
     This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Virbac Corporation (“Virbac” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 31, 2006 (the Original Filing”). The Company is filing this Amendment to provide information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2005. Also, the Company’s Board of Directors recently amended the Audit Committee Charter, which is filed with this Amendment. In addition, pursuant to the rules of the Securities and Exchange Commission (“SEC”), the Company is including with this Amendment certain currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Items 10, 11, 12, 13, and 14 of Part III are true or complete as of any date subsequent to the date of the Original Filing.

Part III

Item Number		Page
10.	Directors and Executive Officers of the Registrant	1

11.	Executive Compensation	4

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9

13.	Certain Relationships and Related Transactions	10

14.	Principal Accounting Fees and Services	13

	Exhibits	15

	Signature	16
Employment Agreement - Laurent Cesar
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Audit Committee Charter

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Officers and Directors
     The following table shows information as of December 31, 2005 with respect to each person who is an executive officer or director of Virbac.

Name	Age	Position
Laurent Cesar	51	Executive Vice President of Industrial Operations
Michel Garaudet	51	Director
Eric Marée	53	Chairman
Erik R. Martinez, D.V.M.	48	President and Chief Executive Officer
Jean M. Nelson	45	Executive Vice President, Chief Financial Officer and Secretary
Michael S. O’Bryan	54	Executive Vice President of Business Operations
Pierre A. Pagés, D.V.M. (2)	54	Director
Richard W. Pickert (1)	64	Director
Alec L. Poitevint, II (1) (2)	58	Director
Jean N. Willk (1)	48	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee
     Laurent Cesar was appointed to the position of Executive Vice President of Industrial Operations on April 1, 2005. Mr. Cesar held the position of Director of Industrial Operations of Virbac SA (“VBSA”), the Company’s majority shareholder, and was responsible for its worldwide industrial operations from 1996 to 2005. As Director of Industrial Operations for VBSA, he is a strategic and executive committee member of VBSA and had responsibility for managing the production, quality control, facilities and logistical resources of VBSA.
     Michel Garaudet was elected as a Director of the Company November 22, 2005. Mr. Garaudet has served as the Chief Financial Officer of VBSA since 1993 and was appointed to the Board of Management of VBSA in December 2002. From 1982 to 1993, Mr. Garaudet served in various financial positions with Roussel Uclaf, a French based pharmaceutical and agrochemical public company, including Corporate Finance Senior Executive, Chief Financial Officer of Roussel Uclaf Nutrition, a subsidiary of Roussel Uclaf, and Controller of the division in charge of nutrition, generics and over-the-counter businesses.
     Eric Marée has served as a Director of the Company since January 2000. Mr. Marée joined VBSA in October 1999 and was appointed its Chairman of the Board of Management, effective December 15, 1999. From 1994 through 1999, Mr. Marée was Chairman and Chief Executive Officer of Laboratories Roche Nicholas and Vice President of Roche Consumer Health, two subsidiaries of Hoffman La Roche. Mr. Marée is a member of the Board of the International Federation for Animal Health.
     Erik R. Martinez, D.V.M., was appointed as the Company’s President and Chief Executive Officer on October 1, 2004. From 2003 until 2004, Dr. Martinez served as Area

Director for VBSA’s Pacific Region and Managing Director of Virbac Pty. in Australia, where he was responsible for all aspects of the Pacific Region’s business. Dr. Martinez joined VBSA in 1994 as General Manager of the Mexican division, and was promoted to Regional Director for Latin America in 1997, where he served until 2003. Prior to joining VBSA, Dr. Martinez served in various positions with Boehringer Ingelheim Vetmedica, Inc. and Elanco.
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
     Michael S. O’Bryan was appointed as the Company’s Executive Vice President of Business Operations on February 8, 2005. Mr. O’Bryan served as Vice President of Marketing of PMR from 1993 until 1996 when he became Vice President and General Manager, a position he held until February 2001. From March 2001 until his recent appointment as Executive Vice President of Business Operations, Mr. O’Bryan was Executive Vice President-Consumer Brands Division of the Company.
     Pierre Pagès, D.V.M., has been a Director of the Company since March 1999. Dr. Pagès has served as the Chief Operating Officer of VBSA since 1995. From 1992 to 1995, Dr. Pagès was Vice President of International Operations of VBSA. Dr. Pagès served as the Manager for VBSA’s French operations from 1984 through 1990 and the Marketing Manager for VBSA’s French operations from 1980 through 1984. Since December 1992, Dr. Pagès has been a member of the Board of Management of VBSA.
     Richard W. Pickert was appointed to the Company’s Board of Directors and as Chairman of the Audit Committee on January 19, 2005. Over the course of his career, Mr. Pickert has held numerous senior level finance positions with several New York Stock Exchange (“NYSE”) companies and brings over 35 years of diversified financial management experience to the Board. Mr. Pickert retired in 1998 as Senior Vice President and Chief Financial Officer of American Media Corporation, a NYSE listed company engaged in magazine publication and distribution. In this capacity, he was responsible for the entire corporate financial function, including treasury, financial planning and reporting, and investor relations. Mr. Pickert was employed by American Media Corporation from 1986 until 1998. From 1985 until 1986, Mr. Pickert served as Vice President of Finance and Chief Financial Officer of Union Corporation, a NYSE company engaged in financial services and the manufacture of electronic components. Prior to holding these positions, Mr. Pickert served as Vice President and Controller for Pechiney Corporation, a $1.2 billion U.S. subsidiary of Pechiney Ugine Kuhlman of France, from 1972 until 1984. Earlier in his career, he held audit and financial positions with General Foods Corporation and General Motors. Mr. Pickert received his certificate of public accountancy from the State of New York.
     Alec L. Poitevint, II has been a Director of the Company since January 1996. Mr. Poitevint previously served as the Company’s Chairman from 1997 until 1999 and Chairman of the Audit Committee from 1999 until 2005. Mr. Poitevint is Chairman and President of Southeastern Minerals, Inc. and its affiliated companies and has served in this capacity since 1970. Since May 1991, he has served as a director of the American Feed Industry Insurance Company, Des Moines, Iowa, and he has served as Chairman of such organization since December 2002. From

May 1994 to April 1995, he served as Chairman of the American Feed Industry Association. He is currently a director of the Georgia Agribusiness Council and a life member of the Poultry Leader Round Table of the Georgia Poultry Federation. He also has served in various capacities relating to Eastern European agricultural trade and market development, including Director of the International Republican Institute since March 1992. In addition, Mr. Poitevint currently serves as Republican National Committeeman for Georgia and served as Co-chairman and Treasurer of the 2000 Republican National Convention and served as Treasurer of the Republican National Committee from January 1997 to January 2001.
     Jean N. Willk has served as a Director of the Company since April 26, 2001. Mr. Willk is a graduate of Hautes Etude Comerciales and has a degree in International Law from the University of Paris-Assas. Mr. Willk is currently Division Director for Dasault Falcon Jet Corporation. Mr. Willk was the President and Chief Executive Officer of De Dietrich USA from 1994 to 2001 and Chairman of the Board of Rosenmund, Inc. from 1999 to 2001.
Audit Committee
     The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors has recently amended the Audit Committee Charter, a coy of which is filed with this Amendment and which also may be found on the Company’s website at www.virbaccorp.com. The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm, evaluating the Company’s accounting policies and systems, and reviewing significant financial transactions. The current members of the Audit Committee are Messrs. Pickert (Chairman), Poitevint and Willk. The Board of Directors has determined that all of the members of the Audit Committee are independent (as that term is defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and the Sarbanes-Oxley Act of 2002 (“SOX”)). The Board has also determined that Mr. Pickert is an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K). The Board made the above determinations based on information that the Company requested from Mr. Pickert regarding his experience with financial and accounting matters. The Audit Committee held 11 meetings in 2005.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock, $0.01 par value per share (the “Common Stock”) to file with the SEC reports regarding their ownership and changes in ownership of the Company’s equity securities. Virbac believes that during 2005, its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements with the following exceptions: (i) one late Form 4 disclosing one transaction filed by Interlab S.A.S., a French corporation (“Interlab”) upon issuance of Company stock, and (ii) one late Form 3 disclosing one transaction filed by Michel Garaudet upon being appointed as a named director.
Code of Business Conduct and Ethics
     Virbac’s Code of Business Conduct and Ethics is applicable to all of Virbac’s directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior financial officers performing similar functions. The Code of Business Conduct and Ethics satisfies all of the requirements of SOX and the rules and regulations promulgated by the SEC pursuant to SOX. The Code of Ethics also satisfies the listing standards established by the NASDAQ National Market, the exchange on which the Company’s stock was formerly listed. The Company’s Code of Business Conduct and Ethics is posted on its web site at www.virbaccorp.com. The Company will furnish a copy of its Code of Business Conduct and Ethics to any person, without charge, upon written request directed to the Assistant Secretary of the Company at the Company’s principal executive offices at 3200 Meacham Boulevard, Fort Worth, Texas, 76137.
     Virbac intends to satisfy its obligation to disclose any amendment to or waiver of a provision of its Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior financial officers performing similar functions by: (a) disclosing such information on Form 8-K filed with the SEC within four (4) days of the date of such amendment or waiver; and (b) posting such information on its website at www.virbaccorp.com.
ITEM 11. EXECUTIVE COMPENSATION.
     The following table sets forth the compensation awarded by Virbac to its Chief Executive Officer and each of its executive officers whose individual remuneration exceeded $100,000 on an annual basis (the “named executive officers”), based on salary and bonus, during 2005, 2004 and 2003.
Summary Compensation Table

					Long Term Compensation
					Awards		Payouts
						Securities
		Annual Compensation			Restricted	Underlying		All Other
		Salary	Bonus	Other Annual	Stock	Options/	LTIP	Compensation
Name and Principal Position	Year	$	$	Compensation	Awards	SARS (1)	Payouts	$
Erik R. Martinez (2)	2005	$260,000	$52,000	—	—	—	—	$41,764	(5)
President and Chief	2004	$120,167	$20,000	—	—	—	—	$33,780	(5)
Executive Officer	2003	$—	$—	—	—	—	—	$—

Jean M. Nelson (3)	2005	$240,000	$198,400	—	—	—	—	$827	(6)
Executive Vice President and	2004	$131,846	$248,000	—	—	—	—	$307	(6)
Chief Financial Officer	2003	$—	$—	—	—	—	—	$—

Michael S. O’Bryan	2005	$165,591	$35,003	—	—	—	—	$575	(6)
Executive Vice-President of	2004	$151,470	$30,294	—	—	—	—	$489	(6)
Business Operations	2003	$148,500	$18,066	—	—	8,000	—	$489	(6)

Laurent Cesar (4)	2005	$122,250	$36,000	—	—	—	—	$53,001	(7)
Executive Vice-President of	2004	$—	$—	—	—	—	—	$—
Industrial Operations	2003	$—	$—	—	—	—	—	$—

(1)	Amounts reflected in this column are for grants of stock options for the Common Stock of Virbac. Virbac has issued no SARs.

(2)	Dr. Erik R. Martinez joined the Company on July 15, 2004, and became President and Chief Executive Officer effective October 1, 2004.

(3)	Ms. Jean M. Nelson joined the Company as Executive Vice-President and Chief Financial Officer on June 14, 2004.

(4)	Mr. Laurent Cesar joined the Company as Executive Vice-President of Industrial Operations on April 1, 2005.

(5)	Includes car allowance of $12,000 and $4,083 for 2005 and 2004, respectively, $852 and $295 toward a long-term disability plan for 2005 and 2004, respectively, a $19,720 relocation payment in 2004, $14,000 and $6,732 allowance amounts for a contribution toward the Mexican Social Security Institute Program for 2005 and 2004, respectively and $14,912 and $2,950 personal travel payments for 2005 and 2004, respectively.

(6)	Payment toward a long-term disability plan.

(7)	Includes a relocation payment of $27,940, a $13,210 payment for a child’s education, a $4,719 personal travel payment, a car allowance of $6,700 and a $432 payment toward a long-term disability plan.
Option Exercises and Holdings
     The following table summarizes the number and value of options exercised during the year ended December 31, 2005, for each of the named executive officers of the Company.
Aggregated Option/Stock Appreciation Right Exercises in 2005 and Year-End
Option/Stock Appreciation Right Values

Value of Unexercised In-the-
			Number of Unexercised		Money Options/SARS at Year-
	Shares Acquired	Value	Options/SARS at Year-End (1)		End (1)
Name	on Exercise	Realized ($)	Exercisable	Unexcercisable	Exercisable	Unexcercisable
Erik R. Martinez	—	$—	—	—	$—	$—
Jean M. Nelson	—	$—	—	—	$—	$—
Michael O’Bryan	37,500	$91,031	44,483	2,667	$90,810	$—
Laurent Cesar	—	$—	—	—	$—	$—

(1)	All information provided is with respect to stock options. Virbac has issued no stock appreciation rights. Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock on the Pink Sheets on December 31, 2005 and the exercise price of the options.
Board Compensation
     Directors of the Company are reimbursed for out-of-pocket expenses in connection with their attendance at meetings. During 2005, the Company’s Chairman, Mr. Boissy, earned $75,000 as Chairman of the Board. Messrs. Marée, Pagès, Poitevint, Pickert and Willk received an annual retainer of $14,000 each plus $1,000 for each Board Meeting attended in person and $500 for each Board Meeting attended via telephone during the year. During 2005, the Audit committee’s Chairman, Mr. Pickert, received $25,000 as Chairman of the Audit Committee. In addition to the compensation described above, Audit Committee members received an annual retainer of $10,000 each plus $1,000 for each Audit Committee meeting attended in person and $500 for each Audit Committee meeting attended via telephone.

Employment Agreements
     Jean M. Nelson and the Company entered into an employment agreement on May 20, 2004 (the “Nelson Agreement”) pursuant to which Ms. Nelson became employed as Chief Financial Officer. The Nelson Agreement commenced on June 14, 2004 and continues through June 13, 2007, unless earlier terminated as provided for therein. Key terms of the Nelson Agreement include a base salary of $240,000 per year, a $48,000 bonus payment for 2004 and participation in a Long-Term Incentive Plan and a Performance Bonus Plan upon development of such plans. The Nelson Agreement also entitles Ms. Nelson to participate in health insurance and other benefit plans generally available to Company employees pursuant to the eligibility requirements of such programs. Pursuant to the Nelson Agreement, if the Company terminates Ms. Nelson without cause (as defined therein), then Ms. Nelson is entitled to a lump sum severance payment in an amount equal to 12 months base salary. Pursuant to an addendum dated September 20, 2004, to Ms. Nelson’s employment agreement (the “Nelson Addendum”), the Company agreed to pay Ms. Nelson a $200,000 cash payment on December 31, 2004, a $75,000 cash payment on June 30, 2005 and a $73,000 cash payment on December 31, 2005. The Nelson Addendum also provides for a fixed term of employment through December 31, 2005, during which period the Company agreed not to terminate Ms. Nelson without cause. Subsequent to December 31, 2005, the termination provisions included in the Nelson Agreement are applicable. In accordance with the Nelson Addendum, the Company has agreed to pay Ms. Nelson a $2,000 per day consulting fee in the event she is required to consult with or on behalf of Virbac after she is no longer employed by the Company.
     Effective October 1, 2004, Erik Martinez entered into an employment agreement (the “Martinez Agreement”) with the Company to be employed as the President and Chief Executive Officer. The Martinez Agreement will continue on an at-will basis unless it is terminated in accordance with the terms of the Martinez Agreement. Mr. Martinez, will receive an annual base salary of $260,000 and is eligible to receive a cash bonus based on reaching certain business objectives. The Martinez Agreement also entitles Mr. Martinez to participate in the benefit programs generally available to Company employees pursuant to the eligibility requirements of such programs. The Company’s 401(k) program is not available to Mr. Martinez; however, the Company will contribute the maximum annual contribution toward the Mexican Social Security Institute program by reimbursing Laboratories Virbac Mexico S.A. de C.V. The Martinez Agreement includes $1,000 per month for a car allowance and $17,000 per year for home travel expenses. Under terms of the Martinez Agreement, Mr. Martinez participated in a full relocation according to the Company’s Relocation Policy.
     Effective April 1, 2005, Laurent Cesar entered into an employment agreement (the “Cesar Agreement”) with the Company to be employed as an Executive Vice President of Industrial Operations. The Cesar Agreement will continue on an at-will basis unless it is terminated in accordance with the terms of the Cesar Agreement. Mr. Cesar will receive an annual base salary of $163,000 and is eligible to receive a cash bonus based on reaching certain business objectives. The Cesar Agreement also entitles Mr. Cesar to participate in the benefit programs generally available to Company employees pursuant to the eligibility requirements of such programs. The Cesar Agreement includes $1,000 per month for a car allowance, up to $4,900 per year for home travel and up to $16,400 per year for education of Mr. Cesar’s children. Under terms of the Cesar Agreement, Mr. Cesar participated in a full relocation according to the Company’s Relocation Policy.

Compensation Committee Interlocks and Insider Participation
     Messrs. Alec Poitevint and Pierre Pagès were members of the Company’s Board of Directors and members of the Compensation Committee during 2005. Mr. Pagès currently serves as the Chief Operating Officer of VBSA and has served in that capacity since 1999. He has held various positions within VBSA since 1980. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.
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
Base Salary
     The Compensation Committee determines the base salaries of the Company’s executive officers by evaluating the responsibilities of the positions, experience and performance. To assist in establishing salary levels for 2005, the Compensation Committee performed an informal survey of salary levels of executives at other companies in the animal health and agriculture industries. The Compensation Committee utilizes the salary component of the executive compensation program primarily to attract and retain qualified and experienced senior managers. Salary determinations are made by analysis of comparable companies in the industry and achievement of internal company goals.
Annual Bonus Compensation
     The Company’s annual bonus program is intended to promote superior performance by making incentive compensation an important part of the employees’ compensation. The annual performance bonuses are based on the achievement of certain financial and performance goals set by the Compensation Committee at the beginning of each year. Those goals may be qualitative or quantitative in nature and may vary according to the individual employee’s personal goals. Certain employees of the Company, including subsidiary and division heads, corporate and subsidiary vice presidents and other managers, also are entitled to receive annual bonuses based upon a percentage of their base salaries and Company and/or individual performance.
Long-term Incentives
     The Company suspended the granting of stock options in 2004 due to the Audit Committee investigation and the delisting of the Common Stock from NASDAQ.

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
COMPENSATION COMMITTEE
Pierre Pagès
Alec L. Poitevint, II

Performance Graph
     The following graph compares the performance of the Common Stock cumulative total return to shareholders to (i) the stocks included in the NASDAQ National Market — United States Index and (ii) a peer group of companies in the animal health industry. The Company believes that a peer group of companies in the animal health industry is more representative than a peer group of non-financial companies with market capitalization comparable to that of the Company. The companies included in the animal health industry peer group are: Abaxis Inc., Heska Corp., IDEXX Laboratories Inc., Neogen Corp., and Synbiotics Corp, which the Company believes to be a representative sample of comparable companies in the animal health industry.
     On November 12, 2003, the NASDAQ National Market halted trading of the Company’s securities due to Virbac’s failure to comply with filing requirements related to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The Common Stock was subsequently delisted from the NASDAQ National Market and it began trading on the Pink Sheets on January 23, 2004.
     The historical stock price performance of the Common Stock shown on the graph is not necessarily an indication of future stock performance.
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS.
     The following table shows, as of December 31, 2005, the number and percentage of shares of Common Stock of the Company beneficially owned by:
•	each person known by Virbac to own beneficially more than 5% of the outstanding shares of the Common Stock;

•	each incumbent director and each nominee for director of Virbac;

•	each named executive officer or person serving in that capacity during 2005 of Virbac; and

•	all directors and executive officers of Virbac as a group.
     Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Shares Beneficially Owned
	Amount and
	Nature of
	Beneficial
Name of Beneficial Owner	Ownership	Percent of Class
Interlab (1) (3)	13,495,308	60.09%
Laurent Cesar	—	*
Erik R. Martinez, D.V.M.	—	*
Jean M. Nelson	—	*
Eric Maree	4,518	*
Michael S. O’Bryan	148,863	*
Pierre A. Pages, D.V.M.	18,955	*
Richard W. Pickert	—	*
Michel Garaudet	—	*
Alec L. Poitevint, II (2)	391,040	1.74%
Jean N. Willk	11,360	*

All directors and executive officers as a group (10 persons)	574,736	2.56%

*	The percentage of shares beneficially owned does not exceed 1% of the Common Stock outstanding.

(1)	Interlab is a wholly-owned subsidiary of VBSA, and the beneficial owner of 13,495,308 shares of Common Stock.

(2)	Included are 20,000 shares held by Mr. Poitevint’s adult children, over which Mr. Poitevint has power of attorney. Mr. Poitevint’s beneficial ownership also includes 147,252 shares held by Marshall Minerals, Inc. and 162,339 shares held by Mineral Associates, Inc. Mr. Poitevint is the President and Chairman of both Marshall Minerals, Inc. and Mineral Associates, Inc., but is not a controlling shareholder of either corporation. Mr. Poitevint disclaims beneficial ownership of the shares owned by Marshall Minerals, Inc., Mineral Associates, Inc. and the shares held by Mr. Poitevint’s adult children.

(3)	The business address for Interlab is: Interlab, BP 27, 06511 Carros, France.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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
Tender Offer Proposal
     As discussed in Item 3. “Legal Proceedings”, on December 15, 2005, VBSA made a Tender Offer Proposal to acquire the 39.7% outstanding Common Stock not already owned by VBSA for $4.15 per share (“Tender Offer Proposal”). VBSA stated in the Tender Offer Proposal that it expects that the Board of Directors of Virbac will form a special committee of independent directors to respond to VBSA’s Tender Offer Proposal on behalf of Virbac’s public shareholders and to make an informed recommendation to the public shareholders with respect to the offer. VBSA also stated that it is prepared to negotiate the terms of a definitive offer to the shareholders of Virbac on customary terms and conditions for transactions of this type. The Tender Offer Proposal stated that the definitive offer would be subject to the condition that a sufficient majority of the Common Stock is tendered such that the tendered shares, together with the shares VBSA currently owns, total at least 90% (ninety percent) of the Common Stock. VBSA has informed Virbac that it has sufficient financing available for the transaction under its existing bank credit facilities and that the offer would not be subject to a financing condition.
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
Loan Agreements
     In the first half of 2004, Virbac executed the VBSA Notes as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are three secured subordinated promissory notes totaling $9.0 million in favor of VBSA. The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The base interest rate is 5.0% per annum and is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate, in accordance with the terms of the VBSA Notes. The maturity date of the April Notes, which total $7.0 million, is April 9, 2007 and the maturity date of the June Note for $2.0 million was April 9, 2006 at which time the June Note was paid in full. The Company’s interest expense on the VBSA Notes was $692,000 in 2005.
Directors and Officers Insurance Procurement Agreement
     VBSA acquired a 2004 directors’ and officers’ insurance policy for VBSA and the Company (the “D&O Policy”). The coverage limit for all named insureds under the D&O Policy was $5.0 million and the annual premium for such policy was $629,000. The Company paid 75% of this annual premium, which was approved by the Audit Committee. The policy term was for one year and expired on January 1, 2005.

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Set forth below is a summary of certain fees paid to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for predefined services rendered in the years ended December 31, 2005 and 2004.

(In thousands)	2005	2004
Audit fees	$2,044	$1,656
Tax fees	96	65
All other fees	2	2

Total	$2,142	$1,723

     (a) Audit Fees. Audit services performed in 2005 include audits of the Company’s 2004 annual financial statements and in 2005 and 2004, the audit of the Company’s restated financial statements, as described in “Item 1. Business.” in the Annual Report on Form 10-K for the year ended December 31, 2004.
     (b) Tax Fees. Tax services performed in 2005 and 2004 include preparation of federal and state tax returns as requested.
     (c) All Other Fees. Other professional services consist of an accounting research software license fee.
Audit Committee Administration of the Engagement — Procedures for Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Registered Public Accountant
     The Audit Committee has the exclusive authority and responsibility to engage, direct, pre-approve and oversee the Company’s independent registered public accountant with respect to all audit or non-audit services and has the exclusive authority and responsibility to either retain or terminate the Company’s independent registered public accountant. The Audit Committee’s exclusive authority and responsibility with respect to these matters is set forth in the Audit Committee Charter. The Audit Committee has approved the engagement of PwC to perform all of the services listed above.
     The Audit Committee has adopted a formal procedure for the approval of all non-audit related services provided by the Company’s independent registered public accounting firm. This procedure is set forth in Supplement A to the Virbac Audit Committee Charter. Any request for the Company’s independent registered public accountant to perform non-audit related services must be made pursuant to this procedure. The policy is to pre-approve permissible non-audit services provided by the independent registered public accountant.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
10.11	Employment Agreement by and between Virbac Corporation and Laurent Cesar, dated as of April 1, 2005.	+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

32.2	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

99.1	Virbac Corporation Audit Committee Charter.	+

SIGNATURE
     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     VIRBAC CORPORATION

By:	/s/ Jean M. Nelson Jean M. Nelson
Executive Vice President
and Chief Financial Officer
Date:	April 28, 2006