Form 10-Q
period 2006-03-31
VIRBAC CORP
filed 2006-05-15
CIK 922814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number including area code: (817) 831-5030
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $0.01 par value	22,547,740 shares

VIRBAC CORPORATION

i

PART I — Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$535	$951
Accounts receivable — trade (net of reserves of $24 and $35, respectively)	7,248	5,561
Accounts receivable — Virbac S.A. and subsidiaries	192	361
Inventories	12,621	11,862
Prepaid expenses	1,415	1,274
Other current assets	221	419

Total current assets	22,232	20,428

Property, plant and equipment, net	13,100	12,794
Goodwill, net	3,970	4,006
Intangibles and other assets, net	18,610	18,490

Total assets	$57,912	$55,718

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and notes payable	$7,821	$6,015
Note payable — Virbac S. A.	2,000	2,000
Accounts payable — trade	3,303	2,421
Accounts payable — Virbac S.A. and subsidiaries	672	552
Sales related reserves	2,060	2,209
Accrued expenses	5,177	5,962

Total current liabilities	21,033	19,159

Notes payable	68	40
Notes payable — Virbac S. A.	7,000	7,000
Unearned product license fees	5,378	5,561
Liability related to contingent consideration	1,738	1,738

Total liabilities	35,217	33,498

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock — 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,547,740 and 22,325,406 issued and outstanding in 2006 and 2005, respectively)	226	225
Additional paid-in capital	35,764	35,655
Accumulated deficit	(13,295)	(13,660)

Total shareholders’ equity	22,695	22,220

Total liabilities and shareholders’ equity	$57,912	$55,718

The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except earnings per share)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues	$19,727	$19,091
Cost of goods sold	10,523	10,559

Gross profit	9,204	8,532

Operating expenses:
Sales and marketing	4,312	3,535
General and administrative	2,723	2,772
Research and development	765	909
Warehouse and distribution	568	544

Total operating expenses	8,368	7,760

Income from operations	836	772

Interest expense and other income	(313)	(399)

Income before provision for income taxes	523	373

Provision for income taxes	(158)	(106)

Net income	$365	$267

Basic income per share	$0.02	$0.01

Diluted income per share	$0.02	$0.01

Basic shares outstanding	22,540	22,322
Diluted shares outstanding	22,697	22,803
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$365	$267
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for excess and obsolete inventories	(34)	(2)
Depreciation and amortization	618	592
Provision for doubtful accounts	(13)	(8)
Recognition of unearned product license fees	(183)	(158)
Reduction of acquisition related deferred income taxes included in goodwill	36	69
Impairment of long-lived assets	16	2
Loss on disposal of assets	1	2
Stock compensation expense	110	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,505)	(1,486)
(Increase) decrease in inventories	(725)	314
(Increase) decrease in prepaid expenses and other assets	(23)	252
Decrease in taxes receivable	80	—
Increase in accounts payable	1,002	634
(Decrease) increase in sales related reserves, net	(149)	35
Decrease in accrued expenses	(785)	(269)
Increase in taxes payable	—	37

Net cash (used in) provided by operating activities	(1,189)	281

Cash flows from investing activities
Purchase of property, plant and equipment	(652)	(223)
Payment of contingent consideration	—	(250)
Acquisition of product right	(370)	—

Net cash used in investing activities	(1,022)	(473)

Cash flows from financing activities
Net borrowings under revolving line of credit	1,800	—
Repayment of long-term debt and notes payable	(5)	(2)
Issuance of common stock	—	30

Net cash provided by financing activities	1,795	28

Decrease in cash and cash equivalents	(416)	(164)
Cash and cash equivalents, beginning of period	951	2,314

Cash and cash equivalents, end of period	$535	$2,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$306	$363
Cash paid for income taxes	$60	$—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired through assumption of capital lease	$39	$25
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
          The accompanying unaudited interim consolidated financial statements, which include the accounts of Virbac Corporation and its wholly-owned subsidiaries (“Virbac” or the “Company”), have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.
          This interim report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).
          For the periods presented, there were no components of other comprehensive income and, consequently, comprehensive income was equivalent to the reported net income.
          Certain amounts in the March 31, 2005, consolidated financial statements have been reclassified to conform to the current year presentation. “Checks outstanding” were reclassified from “Current liabilities” to “Cash and cash equivalents” representing book overdrafts that can be offset against deposits with the same financial institution as of that date. This change in classification resulted in a decrease of $0.3 million in “Net cash used in financing activities” in the Consolidated Statement of Cash Flows for the three months ended March 31, 2005. These changes in presentation do not reflect a material change to the information presented in the Consolidated Statements of Operations or the Statements of Cash Flows as previously reported and had no effect on net income or shareholders’ equity as previously reported.
2. Stock-Based Compensation
          As of March 31, 2006, the Company has stock options outstanding under the 1994 Incentive Stock Plan, which is inactive with respect to new option grants, and the Virbac Corporation Incentive Stock Plan (collectively, the “Incentive Stock Plans”), which became inactive with respect to new option grants on March 7, 2005. Under the terms of the Company’s Incentive Stock Plans, officers and certain other employees were granted options to purchase the Company’s Common Stock, $0.01 par value per share (the “Common Stock”), at the closing market price on the date that the option was granted.
          Prior to January 1, 2006, Virbac applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for stock-based compensation. Accordingly, the Company did not recognize compensation expense for its stock option plans as all option grants under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, Virbac is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. Virbac adopted SFAS No. 123R on January 1, 2006 using the modified prospective application method and recorded $0.1 million of stock-based compensation expense related to amortization of the fair value of unvested stock options. Under this method, Virbac will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, and any new grants, based upon the grant-date fair value of those awards. Accordingly, Virbac has not restated prior period amounts.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
          The following table illustrates the effect of stock-based compensation on net income for the three months ended March 31, 2006 and 2005, respectively, illustrating the effect of applying the fair value recognition provision of SFAS No. 123R for the three months ended March 31, 2005.

	Three Months Ended
	March 31,
		Proforma
(In thousands, except per share data)	2006	2005
Net income, as reported	$365	$267
Add: Stock-based compensation expense included in reported net income, net of related tax effects	68	—
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(68)	(82)

Net income	$365	$185

Basic income per share, as reported	$0.02	$0.01
Diluted income per share, as reported	$0.02	$0.01

Pro forma basic income per share		$0.01
Pro forma diluted income per share		$0.01
          The following table summarizes information concerning options outstanding including the related transactions for the three months ended March 31, 2006 . No options were granted during the three month periods ended March 31, 2006 or 2005.

		Weighted
		Average
(In thousands, except per share data)	Shares	Exercise Price
Balance, December 31, 2005	496,431	4.02
Granted	—	—
Exercised	—	—
Forfeited and canceled	(6,000)	3.16

Balance, March 31, 2006	490,431	4.03

          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock for those awards that have an exercise price currently below the closing price. As of March 31, 2006, the Company had options outstanding and exercisable to purchase an aggregate of 237,000 shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $477,000.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
          The following table summarizes the status of the Company’s stock options as of March 31, 2006.

	Stock Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
Range of Exercise	Number	Average		Average	Number	Average
Price	Outstanding	Remaining Life		Exercise Price	Outstanding	Exercise Price
$0.00 -$2.00	116,000	2.2	years	$1.44	116,000	$1.44
$2.01 -$3.00	39,500	3.9		2.73	39,500	2.73
$3.01 -$4.00	81,166	4.9		3.41	81,166	3.41
$4.01 -$5.00	65,407	6.1		4.98	65,407	4.98
$5.01 -$6.00	187,608	7.0		5.83	127,523	5.82
$6.01 -$7.00	750	7.4		6.50	500	6.50

	490,431	5.1		4.03	430,096	3.78

          As of March 31, 2006, there was approximately $31,000 of total unrecognized compensation cost related to nonvested share-based compensation granted. That cost is expected to be recognized over the next two quarters.
     3. Earnings Per Share
          The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$365			$267

Basic EPS
Net income	365	22,540	$0.02	267	22,322	$0.01

Effect of dilutive securities:
Stock options		67			149
Antidilution provisions of merger agreement:
Shares currently owed to VBSA		—			60
Shares owed to VBSA upon exercise of pre-merger options		90			272

Diluted EPS
Net income plus assumed conversions	$365	22,697	$0.02	$267	22,803	$0.01

          There were 254,000 and 293,000 options at March 31, 2006 and 2005, respectively, which were excluded from the calculation of common stock equivalents as the effect of their inclusion would be anti-dilutive.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
          Inventories consist of the following:

	March 31,	December 31,
(In thousands)	2006	2005
Raw materials	$6,249	$5,400
Finished goods	8,922	9,041

	15,171	14,441
Less: Reserve for excess and obsolete inventories	(2,550)	(2,579)

	$12,621	$11,862

5. Borrowings Under Revolving Line of Credit and Notes Payable

	March 31,	December 31,
(In thousands)	2006	2005
Credit Agreement	$7,800	$6,000
VBSA Notes	9,000	9,000
Notes payable under capital leases	87	52
Installment note payable	2	3

Total borrowings	16,889	15,055
Less current portion	(9,821)	(8,015)

VBSA Notes and notes payable under capital leases	$7,068	$7,040

          At March 31, 2006, Virbac’s Credit Agreement with First Bank dated as of September 7, 1999, as amended (the “Credit Agreement”), provided for funding of up to $15.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at March 31, 2006, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”) plus 1/2%. At March 31, 2006 and December 31, 2005, the interest rate on the loans under the Credit Agreement was 8.25% and 7.75%, respectively. The current maturity date of the Credit Agreement is March 31, 2007. There was a $221,000 letter of credit outstanding under the Credit Agreement at March 31, 2006, which is secured by a Certificate of Deposit in the amount of $220,000 that is recorded in the Company’s other noncurrent assets. At March 31, 2006, the total borrowings under the Credit Agreement were $7.8 million, availability was $7.0 million and the Company was in compliance with all covenants.
          In April 2004, the Company executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of Virbac S.A. (“VBSA”), which is the indirect owner of approximately 60% of the common stock of the Company, (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The total borrowings under the VBSA Notes are $9.0 million and interest accrues at a base rate of 5.0% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of March 31, 2006 was 8.54%. The current maturity date for the April Notes is April 9, 2007; the June Note was repaid in full on April 9, 2006.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
6. Commitments and Contingencies
          Reference should be made to Note 3. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” included in Virbac’s 2005 10-K for a full description of the Company’s commitments and contingencies. The following discussion represents an update through the March 31, 2006 Form 10-Q filing date of material changes to the Company’s commitments and contingencies discussed in the 2005 10-K.
Legal Proceedings
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of March 31, 2006, Virbac was not a party to any legal proceedings, other than those discussed below or in the 2005 10-K, that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or operating results.
     Shareholder Derivative Lawsuit
          On February 19, 2004, Richard Hreniuk and Peter Lindell, both Virbac shareholders, filed separate, similar lawsuits in the Court, derivatively on behalf of the Company against Thomas L. Bell, Pascal Boissy, Eric Marée, Pierre A. Pagès, Alec L. Poitevint, II, and Jean Noël Willk, all current or former members of Virbac’s Board of Directors, and Joseph A. Rougraff, a former officer of the Company (collectively, the “Derivative Individual Defendants”) and Virbac, as a nominal defendant. These two lawsuits have been consolidated (the “Shareholder Derivative Action”), and on December 3, 2004, the Court appointed lead counsel for the plaintiffs. For a complete discussion of this lawsuit, see Item 3. “Legal Proceedings” of the Company’s 2005 10-K.
           On April 7, 2006, the parties filed a joint motion for administrative closure of the Shareholder Derivative Action as a result of a proposed tender offer proposal. On April 10, 2006, the Court granted the parties motion and administratively closed the Shareholder Derivative Action. Under the Court’s order, the Shareholder Derivative Action can be reopened, without prejudice, upon the motion of any party.
          While the Company intends to vigorously defend itself, the Company cannot predict the final outcome of the Shareholder Derivative Action at this time. An unfavorable outcome could have a material adverse effect on the Company’s financial condition and liquidity in the event that final settlement amounts and/or judgment exceeds the limits of the Company’s insurance policies or the Company’s insurance carriers (the “Insurers”) decline to fund such final settlement/judgment. To date, the Company’s Insurers have provided coverage for the submitted expenses incurred in defending the Shareholder Derivative Action as a claim under the relevant policies.
Adjustment of the Merger Shares
          Reference should be made to Note 3. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” included in Virbac’s 2005 10-K for a full description of the Company’s agreement to maintain VBSA’s indirect ownership interest in the Company through Interlab. As of March 31, 2006, 60,000 pre-Merger options were outstanding.
7. Segment and Related Information
          The Company has three reportable segments: the Veterinary segment, which provides animal health products to veterinary clinics throughout North America; the Consumer Brand, which sells over-the-counter products for companion animal health to national accounts, distributors and wholesalers; and the Contract

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Manufacturing segment which offers a broad range of services and specialized expertise in the manufacture of highly regulated animal health products. The Contract Manufacturing segment operates as PM Resources, Inc., a Missouri corporation (“PMR”), which is a wholly-owned subsidiary of the Company. PMR formulates products under private-label and provides third party contract manufacturing services for products used in the animal health and specialty chemical industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.
          Each segment uses the accounting policies described in Note 2. “Summary of Significant Accounting Policies” of “Notes to Consolidated Financial Statements” included in the 2005 10-K.
          Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated
For the three months ended March 31, 2006
Revenues	$11,167	$5,049	$3,511	$—	$19,727
Income from operations	3,906	705	400	(4,175)	836
Interest and other expense	—	—	—	(313)	(313)
Net income	—	—	—	365	365

For the three months ended March 31, 2005
Revenues	$10,358	$5,344	$3,389	$—	$19,091
Income from operations	3,417	440	589	(3,674)	772
Interest and other expense	—	—	—	(399)	(399)
Net income	—	—	—	267	267
8. Goodwill and Other Intangible Assets
          The Company has intangible assets, which consist primarily of products rights obtained in connection with acquisitions and licensing agreements, patents and trademarks. Additionally, the Company has goodwill, all of which pertains to the Veterinary segment. The following table summarizes the impairment charges recorded by the Company for the three month periods ended March 31, 2006 and 2005, respectively.

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Impairment charges — Intangibles with indefinite lives	$16	$2

Total impairment charges	$16	$2

Impairment charges by segment:
Veterinary	$8	$2
Consumer Brand	8	—

	$16	$2

9. Concentration of Credit Risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 19% and 20% of revenues for the

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
three months ended March 31, 2006 and 2005, respectively. These revenues are reflected in the Veterinary segment. Accounts receivable balances outstanding from this same buying group at both March 31, 2006 and December 31, 2005, were $1.7 million.
10. Recently Issued Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”), which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company’s adoption of SFAS No. 154, effective January 1, 2006 had no impact on its financial statements.
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement became effective January 1, 2006, and the Company’s adoption of SFAS No. 151 had no impact on its financial statements.
          On January 1, 2006, the Company adopted SFAS No. 123R. See Note 2. “Stock-Based Compensation” for a discussion of the impact of the adoption of SFAS No. 123R and the required disclosures.
11. Subsequent Event
          On May 8, 2006, the Company announced that the NASDAQ Listing Qualifications Department approved its application to list the Company’s securities on The NASDAQ Capital Market exchange. Virbac’s Common Stock began trading on The NASDAQ Capital Market exchange effective May 8, 2006, upon the opening of the market, under the symbol “VBAC.”

FORWARD LOOKING INFORMATION
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meaning and do not reflect historical facts. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In addition, factors that could affect the business and financial results of Virbac include, but are not limited to, the following: the results of research and development activities; decisions by regulatory authorities, including the FDA and the EPA, regarding whether and when to approve Virbac’s drug applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of Virbac’s products and services; trade buying patterns; the ability to meet generic and branded competition after the loss of patent protection for Virbac’s products; changes or trends in veterinary medicine that affect the rate of use of the company’s products by veterinarians; legal defense costs, insurance expenses, settlement costs, and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, and other legal proceedings; the company’s ability to protect its patents and other intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; any changes in business, political, and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and uncertainties regarding the Company’s ability to comply with financial and other covenants required under its credit agreement. Virbac does not intend to update these forward-looking statements to reflect actual future events.
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
          The Veterinary segment includes dermatological products, oral hygiene products, flea and tick products, ear cleaners, nutritional supplements, gastrointestinal products, and certain pharmaceutical products, including canine heartworm preventatives, endocrinology treatments and euthanasia drugs. The Company considers the Veterinary segment to be its core business and devotes most of its management time and other resources to improving the prospects for this segment. A significant amount of the Company’s sales and marketing expenses is in the Veterinary segment and substantially all of the research and development spending is dedicated to this segment.

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
Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
          Reference should be made to Note 2. “Summary of Significant Accounting Policies” of “Notes to Consolidated Financial Statements” included in Virbac’s 2005 10-K for a description of critical accounting policies.
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

SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company’s adoption of SFAS No. 154, effective January 1, 2006 had no impact on its financial statements.
          In November 2004, the FASB issued SFAS No. 151. This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement became effective January 1, 2006, and the Company’s adoption of SFAS No. 151 had no impact on its financial statements.
          On January 1, 2006, the Company adopted SFAS No. 123R. See Note 2. “Stock-Based Compensation” of “Notes to Consolidated Financial Statements” for a discussion of the impact of the adoption of SFAS No. 123R and the required disclosures.

Results of Operations
          The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months
	Ended March 31,
	2006	2005
Revenues	100%	100%
Cost of goods sold	53	55

Gross profit	47	45

Operating expenses:
Sales and marketing	22	19
General and administrative	14	14
Research and development	4	5
Warehouse and distribution	3	3

Total operating expenses	43	41

Income from operations	4	4
Interest expense and other income	(1)	(2)

Income before provision for income taxes	3	2
Provision for income taxes	(1)	(1)

Net income	2%	1%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues
          Revenues increased by approximately $0.6 million, or 3%, for the three months ended March 31, 2006, as compared with the three months ended March 31, 2005. Specifically, revenues by segment were as follows:

	For the Three Months Ended March 31,
(In thousands, except			Change
percentages)	2006	2005	Dollars	%
Veterinary	$11,167	$10,358	$809	8%
Consumer Brand	5,049	5,344	(295)	(6%)
Contract Manufacturing	3,511	3,389	122	4%

Totals	$19,727	$19,091	$636	3%

•	Veterinary revenues increased 8% for the three months ended March 31, 2006, as compared with the three months ended March 31, 2005. Principal reasons for the first quarter 2006 increase include higher revenues reported in the heartworm, antibiotic, endocrinology and pesticide product categories as compared to the year ago quarter. Additionally, this segment’s 2006 first quarter revenues were positively impacted by a $158,000 decrease in overall sales related reserve provisions as compared to the year ago period. These increases in revenues were offset by first quarter 2006 decreases in dermatology, nutritional and dental product category revenues as compared with the year ago quarter.

Heartworm product category revenues were 30% higher for the three months ended March 31, 2006, as compared to the same year ago period for several reasons; including the continued benefit realized by the Company of a voluntary withdrawal in September 2004 of a competitor’s heartworm product that has not been reintroduced in the market, however there is no assurance that it will not be reintroduced into the market; an extension of the shelf-life of the Company’s heartworm product resulting in greater demand and a decline in expired product return rates; various promotional programs launched by the Company; and a price increase made by the Company in October 2005. First quarter 2006 antibiotic category revenues were positively impacted by the resolution of backorder issues which existed at the end of fiscal 2005. Endocrinology product category revenues in the first quarter of 2006 were higher as compared to the year ago quarter as a result of various Company initiated promotional programs. Pesticide product category revenues were 11% higher in the first quarter of 2006 as compared with the year ago quarter principally as a result of a price increase made by the Company in October 2005. The decline in first quarter 2006 overall sales related reserve provisions as compared to the year ago period is principally due to lower return rates, as previously mentioned, for the Company’s heartworm preventative product as a result of an extended shelf-life and improved sell-through of inventory in the distribution channel.

Dermatology product category revenues decreased 8% in the first quarter of 2006 as compared with the year ago quarter due principally to lower ear cleansing product sales as a result of increased competition. Nutritional revenues were 22% lower in the first quarter of 2006 as compared to the year ago period principally due to increased competition from the pet food market as more companies include nutritional additives in pet food and buyers thus have less need for a supplement. First quarter 2006 dental revenues are down slightly as compared to the year ago period due principally to timing of orders and shipments.

•	Consumer Brand revenues decreased 6% for the three months ended March 31, 2006, as compared with the three months ended March 31, 2005. Product categories which reported significant declines in 2006 first quarter revenues as compared to the year ago quarter included nutraceuticals and private-label. First quarter 2006 nutraceutical revenues were down 15% as compared to the year ago quarter as a result of the discontinuance of the Company’s Healthy Companion® product group by a major retailer. Private-label 2006 first quarter revenues were down 25% as compared to the year ago quarter as a result of a decline in rodenticide sales to a major customer due to increased competition in the retail channel and the discontinuance of unprofitable business with a customer in early 2005. Additionally, 2006 first quarter Consumer Brand revenues were negatively impacted by the timing of a major consumer brand trade show which has traditionally been held in the early part of March each year. In 2006, this trade show was held at the end of March. The Company’s 2006 first quarter revenues were negatively impacted as sales orders and shipments which have historically taken place immediately after this trade show did not occur until the following quarter. These 2006 first quarter decreases in revenues were slightly offset by a $0.2 million decrease in sales related reserve provisions in the 2006 first quarter as compared to the year ago quarter due to improved sell-through of product in the distribution channel.

•	The Contract Manufacturing segment principally includes revenues from the Company’s contract manufacturing operations and equine products that are sold exclusively to Pfizer. Sales increased 4% for the period ended March 31, 2006, as compared to the year ago period. Primary reasons for the increase include a 33% increase in contract manufacturing service revenues offset by a 88% decrease in equine product revenues in the first quarter of 2006 as compared to the year ago period.

Contract manufacturing service revenues were higher in the first quarter of 2006 as compared to the year ago quarter as a result of revenues related to a new contract entered into in the fall of 2005 with a major pharmaceutical company for the manufacture of livestock insecticide ear tags. This increase was substantially offset by a significant decrease in 2006 first quarter equine product revenues as compared to the year ago quarter due principally to increased competition in this product category as well as a delay in orders received from Pfizer.
     Gross Profit
          Gross profit increased by $0.7 million, or 8%, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Gross profit as a percentage of revenues increased to 47% for the three months ended March 31, 2006, compared to 45% for the three months ended March 31, 2005. Specifically, gross profit by segment was as follows:

	For the Three Months Ended March 31,
					Change
(In thousands, except		Gross		Gross
percentages)	2006	Profit %	2005	Profit %	Dollars	%
Veterinary	$6,994	63%	$6,276	61%	$718	11%
Consumer Brand	1,746	35%	1,640	31%	106	6%
Contract Manufacturing	464	13%	616	18%	(152)	(25)%

Totals	$9,204	47%	$8,532	45%	$672	8%

•	Veterinary gross profit margins increased 2 percentage points to 63% for the three months ended March 31, 2006, as compared to 61% in the year ago period. The most significant factor in this segment’s first quarter 2006 increase in gross profit margins as compared to the prior year period was a result of increased heartworm preventative product revenues. The heartworm preventative product category has high gross margins relative to certain other product categories and represents a more significant percentage of this segment’s product mix in the first quarter of 2006 as compared to the year ago period. Additionally, dental, endocrinology, pesticide, nutraceutical, and gastrointestinal product categories reported increased gross profit margins in the first quarter of 2006 as compared to the year ago quarter. Dental product category gross profit margins were higher in the first quarter of 2006 as compared to the year ago period as a result of product mix (first quarter 2006 revenues included a greater percentage of higher margin products within this product category as compared to the year ago quarter) . The principal reason for the increase in 2006 first quarter gross profit margins in the pesticide, nutraceutical, endocrinology and gastrointestinal product categories as compared to the year ago period is price increases. Antibiotic, euthanasia, nutritional and urology product categories’ gross profit margins were down slightly in the first quarter of 2006 as compared to the year ago period due to pricing pressure from increased competition. Additionally, gross profit margins in the first quarter of 2006 showed improvement as compared to the year ago period as a result of lower sales return provisions as previously mentioned.

•	Consumer Brand gross profit margins increased 4 percentage points to 35% for the three months ended March 31, 2006, as compared to 31% in the year ago period. Principal reasons for the increase in first quarter 2006 gross profit margins are improved gross profit margins in both the dental and private-label product categories as compared to the year ago quarter. Dental product category gross profit margins were higher in the first quarter of 2006 as compared to the year ago period as a result of product mix within this product category. Private-label product category gross profit margins improved in the first quarter of 2006 as compared to the year ago period due to the elimination of an unprofitable customer in early 2005. Additionally, gross profit margins in the first quarter of 2006 showed improvement as compared to the year ago period as a result of lower sales return provisions as previously mentioned. These increases in gross profit margin were offset by a decrease in the nutraceutical product category gross profit margins in the first quarter of 2006 as compared to the year ago period as a result of an increase in product cost.

•	Contract Manufacturing segment gross profit margins decreased 5 percentage points to 13% for the three months ended March 31, 2006, as compared to 18% in the year ago period. The principal reason for the 2006 first quarter decrease was due to a significant decline in third party contract manufacturing services gross profit margins to 7% in the 2006 first quarter from 19% in the 2005 first quarter as a result of a higher percentage of lower margin contract services performed in the first quarter of 2006 as compared to the year ago quarter. This decline was partially offset by favorable manufacturing variances realized in the Company’s St. Louis manufacturing facility in the first quarter of 2006 as a result of increased production and a decline in inventory reserve provision requirements.
     Operating Expenses
          Operating expenses of $8.4 million for the three months ended March 31, 2006 reflect an increase of $0.6 million or 8%, as compared to the year ago period. As a percentage of revenues, operating expenses increased to 43% for the three months ended March 31, 2006, as compared to 41% for the three months ended March 31, 2005. Sales and marketing expenses increased $0.8 million or 22%, period over period. Principal reasons for the 2006 period increase include approximately $0.6 million in additional expenditures in promotional, market development and advertising programs and increased spending related to trade shows and marketing material. Additionally sales and marketing salary costs are slightly higher in the first quarter of 2006 as compared to the year ago period as a result of higher staff levels and higher overall salary levels. In connection with the Company’s 2006 budgeting and planning process, Virbac planned for an increase in 2006 sales and marketing costs over 2005 levels due to the addition of sales and marketing personnel as well as increased marketing and advertising expenditures.
          Overall general and administrative expenses are down slightly in the first quarter of 2006 as compared to the year ago period. There was a significant reduction in costs associated with the Audit Committee’s internal investigation and outside audit and consulting expenses incurred in connection with the Company’s restatement of its historical financial statements. These costs were $49,000 in the current quarter as compared to $1.4 million in the year ago quarter. This decrease was largely offset by a $1.3 million increase in general and administrative costs in the first quarter of 2006 as compared to the year ago quarter as a result of the following: (i) outside audit costs incurred as a result of audit services performed during the first quarter of 2006 in connection with the Company’s 2005 year end audit, (ii) legal costs related principally to the protection of certain of the Company’s product technology and the listing of the Company’s Common Stock on The NASDAQ Capital Market exchange, (iii) costs incurred as a result of the appointment of a Special Committee and the retention of outside financial and legal advisors in connection with the previously disclosed proposed tender offer proposal by VBSA, (iv) consulting expenditures related to the Company’s implementation of a new enterprise resource planning software application (the “ERP System”), (v) depreciation costs related to the Company’s ERP System, (vi) higher salary costs due to additional staffing and higher salary levels for certain staff positions. The Company did not incur regular recurring audit costs in the 2005 first quarter as a result of the Company’s restatement of its historical financial statements which was in process during the first quarter of 2005.
          Research and development expenses decreased $0.1 million, or 16% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Principal reasons for the decrease in 2006 first quarter expenses as compared to the year ago period include lower salary and clinical research related costs. The Company planned for higher research and development expenses in 2006 as compared to 2005 as the Company planned for a number of clinical research studies related to various new product initiatives. The Company still expects to incur these costs, however the project timelines are subject to change as a result of various administrative and regulatory issues.

          Warehouse and distribution expenses for the three months ended March 31, 2006 remained comparable as compared to the three months ended March 31, 2005 as distribution costs are principally related to points of delivery, which have remained fairly constant over the periods presented, and not volume.
     Interest Expense and Other Income
          Interest expense and other income of $0.3 million for the three months ended March 31, 2006, represents a decrease of 22% as compared to the year ago period, due to lower average borrowing levels offset by higher overall interest rates. Average borrowings were $15.2 million and $22.0 million for the three months ended March 31, 2006 and 2005, respectively. The weighted average interest rates for the three months ended March 31, 2006 and 2005 were 8.23% and 6.65%, respectively.
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
          In accordance with SFAS No. 109, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company currently estimates that it will recognize a benefit for its deferred tax assets for the year ending December 31, 2006, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. The Company has calculated an estimated tax provision for 2006 which includes the recognition of the aforementioned item. The Company has recorded an estimated tax provision in the first quarter of 2006 based upon its estimated full year effective tax rate.
Liquidity and Capital Resources
          For the three months ended March 31, 2006, cash used in operating activities was approximately $1.2 million. Principal operating uses of cash included increases in accounts receivable of $1.5 million and inventory of $0.7 million and a decrease in accrued expenses of $0.8 million. These uses of cash were offset by sources of cash which included income from operations of $0.9 million after adjusting for non-cash charges and credits to operations, an increase in accounts payable of $1.0 million and a decrease in income taxes receivable of $0.1 million. The increase in accounts receivable is due to a slight decrease in collection rates as the Company converted to its ERP System in February 2006 and collection activity was slowed down as users became more familiar with the new application. Inventory balances increased as a result of build-up in stock in anticipation of high demand in the second quarter leading up to the summer months. Accrued expenses declined as the Company paid annual bonuses to its employees in the first quarter of 2006. The increase in accounts payable is also due to the conversion to the ERP System as accounts payable procedures were slowed down as users became more familiar with the new application.
          For the three months ended March 31, 2005, operating activities provided approximately $0.3 million in cash. Principal operating sources of cash included income from operations of $0.8 million after adjusting for non-cash charges and credits to operations, an increase in accounts payable of $0.6 million and decreases in inventory and prepaid expenses and other assets of $0.3 million and $0.3 million, respectively. These sources of cash were offset by an increase in accounts receivable of $1.5 million and a decrease in accrued expenses of $0.3 million. The increase in accounts receivable is due to a decrease in collection rates.

          For the three months ended March 31, 2006, cash used in investing activities principally included the capitalization of costs related to the ERP System. Additionally, the Company expended $0.4 million for the acquisition of product rights of an aquatic product which is to be distributed through the retail channel. For the three months ended March 31, 2005, cash used in investing activities included the acquisition of equipment used in the Company’s manufacturing operations and a $0.3 million payment related to contingent consideration in connection with the acquisition of Delmarva Laboratories, Inc. in August 2003.
          Cash flows provided by financing activities principally reflects activity under the Credit Agreement, which is used primarily to fund working capital needs. During the three months ended March 31, 2006 the Company increased its borrowings under the Credit Agreement by $1.8 million as a result of the 2006 first quarter increase in working capital and in order to fund its first quarter investing activities. The Company’s Credit Agreement currently provides for total borrowings of up to $15.0 million, the availability of which is determined by a borrowing base formula. At March 31, 2006, the total borrowings under the Credit Agreement were $7.8 million, availability was $7.0 million and the Company was in compliance with all covenants.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          At March 31, 2006, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement and the VBSA Notes. As of March 31, 2006 the Credit Agreement had a floating interest rate based on Prime plus 1/2%. At March 31, 2006, the Company had $7.8 million, of floating rate debt under the Credit Agreement. The interest rate on the Credit Agreement as of March 31, 2006, was 8.25% and the current maturity date is March 31, 2007.
          Under terms of the VBSA Notes, interest accrues at a base rate of 5.0% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. Total borrowings under the VBSA Notes are $9.0 million. The interest rate on the VBSA Notes at March 31, 2006 was 8.54%. The maturity date for the April Notes is October 9, 2006 and the maturity date for the June Note is April 9, 2006 at which date the June Note was paid in full.
          A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At March 31, 2006, the Company had a weighted average interest rate of 8.40%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended March 31, 2006, the Company would have experienced additional interest expense of $168,000 for this twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $840,000. This assumes no change in the principal or a reduction of such indebtedness at March 31, 2006. The Company has no significant fixed-rate, long-term debt obligations.

          The Company does not have any derivative instruments that materially increase or decrease its exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, the Company does not use derivatives for speculative purposes.
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
          The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, as required by Rule 13a-15(e) of the Exchange Act. This evaluation included a consideration of the controls, processes and procedures that comprise Virbac’s internal controls over financial reporting. Based upon this evaluation, current management has concluded that, as of March 31, 2006, as a result of the material weaknesses in the Company’s internal controls discussed below, Virbac’s disclosure controls and procedures were not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Identification of Material Weaknesses in Internal Control over Financial Reporting
          Certain of the control deficiencies which existed during the years 2003 and prior and which resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements, continue to exist as of March 31, 2006. These deficiencies individually result in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected and are therefore material weaknesses. These material weaknesses include the following:
•	Deficiencies related to the internal control environment. The Company has not developed an effective control environment, which would address the experience and depth of certain sales, operating, accounting and financial management personnel, and the Company continues to lack a robust governance function and adequate financial oversight.

•	Deficiencies related to the design, documentation and execution of accounting policies and procedures. Controls are ineffective or not effectively executed or monitored, including the non-documentation of business process policies and procedures, adequate segregation of responsibilities and the establishment of effective management review controls.

•	Deficiencies related to policies and procedures with respect to revenue recognition. In addition to the deficiencies in the internal control environment noted above, current management has also concluded that policies and procedures with respect to revenue recognition in accordance with GAAP may be either misapplied or ignored in a manner that permits the Company to recognize revenue prematurely.

          In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:
•	the restatement of the Company’s historical financial statements as more fully described in its 2003 Annual Report on Form 10-K;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that were identified by Virbac and the Company’s independent registered public accounting firm;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2004 and 2003 Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and its 2005 Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.
     Changes in Internal Control over Financial Reporting
          As described fully in its 2003, 2004 and 2005 Annual Reports on Form 10-K, Virbac has taken a number of steps during 2004 and 2005 that have improved, and are expected to continue to improve, the effectiveness of the Company’s internal control over financial reporting. During the first quarter of 2006, Virbac has implemented in its Fort Worth facility a new fully integrated management information system which provides enhanced internal control features and has implemented this same software application in its St. Louis facility effective in May 2006. The Company expects this management information system will provide the platform to continually strengthen its internal control environment and meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
          The effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to completely eliminate misconduct. As a result, the Company’s disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.
          Other than as summarized above, during the Company’s fiscal quarter ended March 31, 2006, there have been no other significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II — Other Information.
Item 1. Legal Proceedings.
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of March 31, 2006, Virbac was not a party to any legal proceedings, other than those discussed below and in Note 6. “Commitments and Contingencies – Legal Proceedings,” that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or operating results.
     Chanelle/Hartz Lawsuit
          On June 7, 2005, the Company filed a lawsuit against Chanelle Pharmaceuticals Manufacturing Ltd. (“Chanelle”) and Hartz Mountain Corporation (“Hartz”) (together, the “Defendants”). (The lawsuit began as two separate lawsuits which were consolidated on November 21, 2005). The Company alleges that, pursuant to a bid procedure in which the Defendants also participated, the Company purchased all rights to a new heartworm medication developed by Blue Ridge Pharmaceuticals. The Company claims that, before it could fully develop and patent the product, the Defendants fraudulently filed patent applications for the medication based on confidential information which they had gained through the bid procedure. The Company alleges that the Defendants’ actions have interfered with the Company’s ability to both patent the product and profit from it, and seeks an unspecified amount of actual, compensatory, and punitive damages for misappropriation of trade secrets, theft, unfair competition, conversion, tortious interference with contract, conspiracy, breach of contract and fraud, plus interest, attorney’s fees and costs. The Defendants deny the Company’s claims.
          Hartz and Chanelle each have filed motions to dismiss the Company’s claims. In addition, on March 6, 2006, Hartz filed a motion for sanctions against the Company and its law firm, requesting judgment for full reimbursement of Hartz’ attorneys’ fees and costs. The Defendants’ motions to dismiss are set for hearing on May 30, 2006 and discovery is ongoing. The Court has requested the parties to engage in mediation on May 30, 2006. The Company plans to vigorously pursue this lawsuit, but is unable to determine at present that an outcome unfavorable to the Company is either probable or remote or whether such an outcome would have a material adverse impact on the financial condition of the Company.
Item 1A. Risk Factors.
          Reference should be made to the Company’s 2005 Annual Report on Form 10-K for a discussion of Risk Factors identified by the Company.

Item 6. Exhibits.

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

2.1	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.2	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.3	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.4	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.2	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

10.1	Ninth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 24, 2006.	(6); Ex. 10.27

10.2	Tenth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 8, 2006.	+

10.3	Third Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	(6); Ex. 10.45

10.4	Third Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	(6); Ex. 10.46

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003, filed September 18, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 000-24312)

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION
Date: May 15, 2006	By:	/s/ Erik R. Martinez
Erik R. Martinez
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Jean M. Nelson
Jean M. Nelson
Executive Vice President and Chief Financial Officer

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)

2.1	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.2	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.3	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.4	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(5); Ex. 2.2

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(5); Ex. 3.2

10.1	Ninth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated March 24, 2006.	(6); Ex. 10.27

10.2	Tenth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 8, 2006.	+

10.3	Third Amendment to Secured Subordinated Promissory Note Dated as of April 9, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	(6); Ex. 10.45

10.4	Third Amendment to Secured Subordinated Promissory Note Dated as of April 29, 2004 by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and Virbac, S.A., dated March 7, 2006.	(6); Ex. 10.46

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 8, 2003, filed September 18, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 000-24312)