Form 10-Q
period 2006-06-30
VIRBAC CORP
filed 2006-08-14
CIK 922814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at July 31, 2006 22,644,240 shares
VIRBAC CORPORATION

i

PART I – Financial Information.
Item 1. Financial Statements.
VIRBAC CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$724	$951
Accounts receivable – trade (net of reserves of $59 and $35, respectively)	7,764	5,561
Accounts receivable – Virbac S.A. and subsidiaries	242	361
Inventories	10,524	11,862
Prepaid expenses	1,057	1,274
Other current assets	375	639

Total current assets	20,686	20,648

Property, plant and equipment, net	13,159	12,794
Goodwill, net	3,705	4,006
Intangibles and other assets, net	18,302	18,270

Total assets	$55,852	$55,718

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit and notes payable	$4,820	$6,015
Notes payable — Virbac S. A.	7,000	2,000
Accounts payable – trade	2,191	2,421
Accounts payable – Virbac S.A. and subsidiaries	508	552
Sales related reserves	2,128	2,209
Income taxes payable	788	—
Accrued expenses	5,370	5,962

Total current liabilities	22,805	19,159

Notes payable	63	40
Notes payable — Virbac S. A.	—	7,000
Unearned product license fees	5,195	5,561
Liability related to contingent consideration	1,738	1,738

Total liabilities	29,801	33,498

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock – 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value; 38,000,000 shares authorized; 22,644,240 and 22,325,406 issued and outstanding in 2006 and 2005, respectively)	226	225
Additional paid-in capital	35,966	35,655
Accumulated deficit	(10,141)	(13,660)

Total shareholders’ equity	26,051	22,220

Total liabilities and shareholders’ equity	$55,852	$55,718

The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$24,915	$22,042	$44,642	$41,133
Cost of goods sold	12,587	10,790	23,110	21,349

Gross profit	12,328	11,252	21,532	19,784

Operating expenses:
Sales and marketing	4,205	3,843	8,517	7,378
General and administrative	2,136	2,573	4,859	5,345
Research and development	766	776	1,531	1,685
Warehouse and distribution	676	602	1,244	1,146

Total operating expenses	7,783	7,794	16,151	15,554

Income from operations	4,545	3,458	5,381	4,230

Interest expense	(346)	(431)	(660)	(833)
Other income	48	1	49	4

Income before income taxes	4,247	3,028	4,770	3,401

Provision for income taxes	(1,094)	(863)	(1,252)	(969)

Net income	$3,153	$2,165	$3,518	$2,432

Basic income per share	$0.14	$0.10	$0.16	$0.11

Diluted income per share	$0.14	$0.09	$0.16	$0.11

Basic shares outstanding	22,581	22,326	22,561	22,323
Diluted shares outstanding	22,633	22,795	22,618	22,798
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$3,518	$2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for excess and obsolete inventories	(218)	(101)
Depreciation and amortization	1,269	1,184
Provision for doubtful accounts	(23)	—
Recognition of unearned product license fees	(366)	(316)
Reduction of acquisition related deferred income taxes included in goodwill	301	630
Impairment of long-lived assets	18	2
Loss on disposal of assets	1	3
Stock compensation expense	140	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,061)	(1,400)
Decrease in inventories	1,556	368
Decrease (increase) in prepaid expenses and other assets	386	(50)
(Decrease) increase in accounts payable	(274)	639
(Decrease) increase in sales related reserves, net	(81)	129
Increase in taxes payable	948	340
(Decrease) increase in accrued expenses	(592)	62

Net cash provided by operating activities	4,522	3,922

Cash flows from investing activities
Purchase of property, plant and equipment	(1,127)	(414)
Proceeds from sale of property, plant and equipment	4	—
Payment of contingent consideration	—	(250)
Acquisition of product rights	(523)	—

Net cash used in investing activities	(1,646)	(664)

Cash flows from financing activities
Net repayments under revolving line of credit	(1,200)	(4,000)
Repayment of note payable — Virbac S. A.	(2,000)	—
Repayment of long-term debt and notes payable	(11)	(5)
Issuance of common stock	108	31

Net cash used in financing activities	(3,103)	(3,974)

Decrease in cash and cash equivalents	(227)	(716)
Cash and cash equivalents, beginning of period	951	2,314

Cash and cash equivalents, end of period	$724	$1,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$657	$744
Cash paid for income taxes	$60	$—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired through assumption of capital lease	$39	$25
The accompanying notes are an integral part of these consolidated financial statements

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements, which include the accounts of Virbac Corporation and its wholly-owned subsidiaries (“Virbac” or the “Company”), have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim reporting and accordingly do not include all information and footnotes required by accounting standards generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (which consist of normal, recurring adjustments) considered necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005 and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.
     This interim report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).
     For the periods presented, there were no components of other comprehensive income and consequently, comprehensive income was equivalent to the reported net income.
     Certain amounts in the June 30, 2005, consolidated financial statements have been reclassified to conform to the current year presentation. “Checks outstanding” were reclassified from “Current liabilities” to “Cash and cash equivalents” representing book overdrafts that can be offset against deposits with the same financial institution as of that date. This change in classification resulted in a decrease of $0.4 million in “Net cash used in financing activities” in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005. These changes in presentation do not reflect a material change to the information presented in the Statements of Cash Flows as previously reported and had no effect on the Consolidated Statements of Operations or shareholders’ equity as previously reported.
2. Related Party Transaction
     On December 13, 2005, the Company announced that Virbac S.A. (“VBSA”), a French corporation and the indirect owner of approximately 60% of the Company’s Common Stock, $0.01 par value per share (the “Common Stock”), had made a proposal to acquire the 39.7% outstanding Common Stock not already owned by VBSA or its subsidiaries for $4.15 per share in cash, representing an aggregate all-cash purchase price of approximately $37.0 million (the “Tender Offer Proposal”).
     In connection with the Tender Offer Proposal, the Board of Directors of Virbac appointed a special committee of independent directors (the “Special Committee”) to respond to VBSA’s Tender Offer Proposal on behalf of Virbac’s public shareholders and to make an informed recommendation to the public shareholders with respect to the offer. On March 14, 2006, the Company announced the formation of the Special Committee. The Special Committee has engaged outside financial advisors to assist in this process.
     On July 11, 2006, the Company announced that it was informed by VBSA in a letter dated July 10, 2006 that VBSA had revised its offer price to $4.85 per share, representing a 17% increase from its original offer price.
     On August 8, 2006 the Company announced that it reached an agreement with VBSA to acquire all remaining outstanding Common Stock of Virbac not already owned for $5.25 per share,representing a revised aggregate purchase price of $47.4 million, and that the Special Committee agreed to recommend that the shareholders of Virbac tender their Common Stock in connection with the revised proposal.
     On August 10, 2006 the Company, VBSA, Interlab S.A.S., a French Corporation (“Interlab”) and Labogroup Holding, Inc., a wholly-owned subsidiary of VBSA (“Labogroup”) entered into a merger

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
agreement (the “Merger Agreement”). Under the terms of the Merger Agreement, Labogroup will make a tender offer to purchase all of the outstanding Common Stock of Virbac not already owned by VBSA or its subsidiaries at a cash purchase price of $5.25 per share. The tender offer will be subject to certain conditions, including that a sufficient majority of the publicly-held Common Stock is tendered such that the tendered Common Stock, together with the Common Stock VBSA currently owns, total at least 90% of the outstanding Common Stock. The tender offer is expected to commence as soon as reasonably practicable and is expected to be followed by a second step merger in which the Common Stock not tendered will be converted into the right to receive the same $5.25 per share in cash. VBSA has informed Virbac that it has sufficient financing available for the transaction under its existing bank facility and that the offer will not be subject to a financing condition.
3. Stock-Based Compensation
     As of June 30, 2006, the Company has stock options outstanding under the Virbac Corporation Incentive Stock Plan (the “Incentive Stock Plan”), which became inactive with respect to new option grants on March 7, 2005. Under the terms of the Incentive Stock Plan, officers and certain other employees were granted options to purchase the Common Stock at the closing market price on the date that the option was granted.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, Virbac is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. Virbac adopted SFAS No. 123R on January 1, 2006 using the modified prospective application method. Under this method, Virbac will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, and any new grants, based upon the grant-date fair value of those awards. Accordingly, Virbac has not restated prior period amounts and recorded approximately $29,700 and $139,500 of pre-tax stock-based compensation expense related to the amortization of the fair value of unvested stock options for the three and six months ended June 30, 2006, respectively.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
     The following table illustrates the effect of stock-based compensation applying the fair value recognition provision of SFAS No. 123R on net income for the three and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Proforma		Proforma
(In thousands, except per share data)	2006	2005	2006	2005
Net income, as reported	$3,153	$2,165	$3,518	$2,432
Add: Stock-based compensation expense included in reported net income, net of related tax effects	18	—	87	—
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects	(18)	(72)	(87)	(154)

Net income	$3,153	$2,093	$3,518	$2,278

Basic income per share, as reported	$0.14	$0.10	$0.16	$0.11
Diluted income per share, as reported	$0.14	$0.09	$0.16	$0.11

Pro forma basic income per share		$0.09		$0.10
Pro forma diluted income per share		$0.09		$0.10
     The following table summarizes information concerning options outstanding including the related transactions for the six months ended June 30, 2006 . No options were granted during the six month periods ended June 30, 2006 or 2005.

		Weighted
		Average
(In thousands, except per share data)	Shares	Exercise Price
Balance, December 31, 2005	496,431	$4.02
Granted	—	—
Exercised	(66,500)	1.63
Forfeited and canceled	(6,000)	3.16

Balance, June 30, 2006	423,931	$4.41

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price at the end of each reporting period of the Company’s Common Stock for those awards that have an exercise price currently below the closing price. As of June 30, 2006, the Company had options outstanding and exercisable to purchase an aggregate of 170,000 shares with an exercise price below the quoted price as of June 30, 2006, of the Company’s stock, resulting in an aggregate intrinsic value of $279,000.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
          The following table summarizes the status of the Company’s stock options as of June 30, 2006.

	Stock Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining Life	Average	Number	Average
Price	Outstanding	(years)	Exercise Price	Outstanding	Exercise Price
$0.00 -$2.00	56,000	2.5	$1.41	56,000	$1.41
$2.01 -$3.00	36,500	3.7	2.73	36,500	2.73
$3.01 -$4.00	77,666	4.7	3.41	77,666	3.41
$4.01 -$5.00	65,407	5.8	4.98	65,407	4.98
$5.01 -$6.00	187,608	6.8	5.83	187,608	5.83
$6.01 -$7.00	750	7.2	6.50	500	6.50

	423,931	5.4	4.41	423,681	4.41

          As of June 30, 2006, there was approximately $1,000 of total unrecognized compensation cost related to nonvested share-based compensation granted. That cost is expected to be recognized over the next two quarters.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
4. Earnings Per Share
          The following table reconciles the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$3,153			$2,165

Basic EPS
Net income	3,153	22,581	$0.14	2,165	22,326	$0.10

Effect of dilutive securities:
Stock options		29			137
Antidilution provisions of merger agreement:
Shares currently owed to VBSA		—			60
Shares owed to VBSA upon exercise of pre-merger options		23			272

Diluted EPS
Net income plus assumed conversions	$3,153	22,633	$0.14	$2,165	22,795	$0.09

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$3,518			$2,432

Basic EPS
Net income	3,518	22,561	$0.16	2,432	22,323	$0.11

Effect of dilutive securities:
Stock options		34			143
Antidilution provisions of merger agreement:
Shares currently owed to VBSA		—			60
Shares owed to VBSA upon exercise of pre-merger options		23			272

Diluted EPS
Net income plus assumed conversions	$3,518	22,618	$0.16	$2,432	22,798	$0.11

          There were 254,000 and 370,000 options at June 30, 2006 and 2005, respectively, which were excluded from the calculation of common stock equivalents as the effect of their inclusion would be anti-dilutive.
5. Inventories
          Inventories consist of the following:

	June 30,	December 31,
(In thousands)	2006	2005
Raw materials	$5,569	$5,400
Finished goods	7,116	9,041

	12,685	14,441
Less: Reserve for excess and obsolete inventories	(2,161)	(2,579)

	$10,524	$11,862

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
6. Borrowings Under Revolving Line of Credit and Notes Payable

	June 30,	December 31,
(In thousands)	2006	2005
Credit Agreement	$4,800	$6,000
VBSA Notes	7,000	9,000
Note payable under capital lease	82	52
Installment note payable	1	3

Total borrowings	11,883	15,055
Less current portion	(11,820)	(8,015)

Borrowings — long-term	$63	$7,040

          At June 30, 2006, Virbac’s Credit Agreement dated as of June 29, 2006, (the “Credit Agreement”), provided for funding of up to $15.0 million, the availability of which is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory plus an assigned value to both its Bridgeton, Missouri and Fort Worth, Texas facilities. The accounts receivable, inventory, equipment and intangibles of the Company, as well as the real property of the Bridgeton and Fort Worth facilities, are pledged as collateral under the Credit Agreement and at June 30, 2006, interest accrued at the prime rate, as defined by the Credit Agreement (“Prime”) plus 1/2%. At June 30, 2006 and December 31, 2005, the interest rate on the loans under the Credit Agreement was 8.75% and 7.75%, respectively. The current maturity date of the Credit Agreement is March 31, 2007. There was a $221,000 letter of credit outstanding under the Credit Agreement at June 30, 2006, which is secured by a Certificate of Deposit in the amount of $224,000 that is recorded in the Company’s other current assets.
          In April 2004, the Company executed a $3.0 million and a $4.0 million secured subordinated promissory note (the “April Notes”), and on June 3, 2004, executed a $2.0 million secured subordinated promissory note (the “June Note”) all in favor of VBSA, (collectively the “VBSA Notes”). The VBSA Notes are subordinate to the indebtedness of Virbac under the Credit Agreement and are secured by all the assets of the Company as defined in the Credit Agreement. The current maturity date for the April Notes is April 9, 2007; the June Note was repaid in full on April 9, 2006. Interest accrues at a base rate of 5.0% per year, which is adjusted monthly based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. The interest rate on the VBSA Notes as of June 30, 2006 and December 31, 2005, was 9.02% and 8.20%, respectively.
7. Commitments and Contingencies
          Reference should be made to Note 3. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” included in Virbac’s 2005 10-K for a full description of the Company’s commitments and contingencies. The following discussion represents an update through the June 30, 2006 Form 10-Q filing date of material changes to the Company’s commitments and contingencies discussed in the 2005 10-K.
Legal Proceedings
          From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of June 30, 2006, Virbac was not a party to any legal proceedings, other than those discussed below or in the 2005 10-K, that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or operating results.

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
     Lawsuit Against Tender Offer Proposal
          On January 18, 2006, Richard Abrons, Myron Cohn and Martin Cohn filed a lawsuit in the Delaware Court of Chancery in New Castle County (the “Delaware Court”) in their individual capacities and as a purported class action on behalf of the Company’s public shareholders against Eric Marée, Pierre A. Pagès, Michel Garaudet, Alec L. Poitevint, II, Jean Noël Willk, Richard W. Pickert and Virbac Corporation, VBSA and Interlab. The lawsuit asserts claims against defendants VBSA, Interlab, Marée, Pagès and Garaudet for breach of fiduciary duty of loyalty and unfair dealing, and defendants Willk, Poitevint, II and Pickert for breach of fiduciary duties of care and good faith. The plaintiffs seek certification of the purported class, a preliminary and permanent injunction against the consummation of the Tender Offer Proposal, an order declaring the Tender Offer Proposal void and rescinding the Tender Offer Proposal, if it is consummated, disgorgement of any profits or property received by the defendants as a result of their alleged wrongful conduct, unspecified money damages plus interest thereon against all defendants (jointly and severally), attorneys’ fees and expenses incurred in connection with the lawsuit, and such other and further relief that the Delaware Court may deem just and proper. On July 28, 2006, the defendants filed a motion to dismiss the complaint and a motion to stay discovery in the proceedings. These motions are pending. The defendants believe that this lawsuit is without merit and intend to vigorously defend this matter.
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
     SEC Investigation
          In June 2006, the SEC approved the Company’s proposed settlement to resolve the investigation by the staff of the SEC’s Fort Worth District Office.
          On June 28, 2006, the SEC filed and simultaneously settled a civil action in the United States District Court for the Northern District of Texas (Fort Worth Division) against the Company and certain of its former officers. Consistent with the terms of the settlement, the Company consented, without admitting or denying the allegations in the SEC’s complaint, to a stipulated judgment enjoining the Company from

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
future violations of various provisions of the federal securities laws and certain undertakings requiring the Company to implement annual training programs and internal certifications for certain personnel concerning accounting, compliance and regulatory matters. The stipulated judgment does not impose a civil money penalty against the Company. Accordingly, the Company reversed, in the second quarter of 2006, a previously accrued $500,000 settlement liability.
          On August 4, 2006, the stipulated judgment was signed and entered by the district court as a final judgment. The entry of the final judgment concludes this litigation with respect to the Company.
Adjustment of the Merger Shares
          Reference should be made to Note 3. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” included in Virbac’s 2005 10-K for a full description of the Company’s agreement to maintain VBSA’s indirect ownership interest in the Company through Interlab. During the three months ended June 30, 2006, 45,000 pre-merger options were exercised. As a result of the exercise of 20,000 pre-Merger options by purchase of stock in May 2006, 30,000 shares were issued to Interlab in June 2006. As of June 30, 2006, 15,000 pre-Merger options were outstanding.
8. Segment and Related Information
          Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Consumer	Contract
(In thousands)	Veterinary	Brand	Manufacturing	Unallocated	Consolidated

For the three months ended June 30, 2006 Revenues	$15,711	$5,365	$3,839	$—	$24,915
Income from operations	6,932	901	447	(3,735)	4,545
Interest and other expense	—	—	—	(298)	(298)
Net income	—	—	—	3,153	3,153

For the three months ended June 30, 2005 Revenues	$13,326	$5,644	$3,072	$—	$22,042
Income from operations	5,227	781	822	(3,372)	3,458
Interest and other expense	—	—	—	(430)	(430)
Net income	—	—	—	2,165	2,165

For the six months ended June 30, 2006 Revenues	$26,878	$10,414	$7,350	$—	$44,642
Income from operations	10,838	1,606	847	(7,910)	5,381
Interest and other expense	—	—	—	(611)	(611)
Net income	—	—	—	3,518	3,518

For the six months ended June 30, 2005 Revenues	$23,684	$10,988	$6,461	$—	$41,133
Income from operations	8,644	1,221	1,411	(7,046)	4,230
Interest and other expense	—	—	—	(829)	(829)
Net income	—	—	—	2,432	2,432

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
9. Goodwill and Other Intangible Assets
          The Company has intangible assets, which consist primarily of product rights obtained in connection with acquisitions and licensing agreements, patents and trademarks. Additionally, the Company has goodwill, all of which pertains to the Veterinary segment. The following table summarizes the impairment charges recorded by the Company for the three month periods ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Impairment charges — Intangibles with indefinite lives	$2	$—	$18	$2

Impairment charges by segment:
Veterinary	$2	$—	$10	$2
Consumer Brand	—	—	8	—

	$2	$—	$18	$2

          In February 2006, the Company acquired the intellectual property rights from LiveMeter Technologies, Inc. of a technology and related product application which allows for the long-term monitoring of pH levels in fish tanks. In June 2006, the Company entered into a license agreement with E-Z Med Company (“E-Z Med”) which grants Virbac the rights to use E-Z Med’s intellectual property that allows for the manufacture of a semi-moist oral delivery system. The purchase price of these acquisitions approximated $500,000 and each asset was recorded as an intangible asset on the Company’s Consolidated Balance Sheet in accordance with SFAS No. 142, Goodwill and Other Intangibles.
10. Concentration of Credit Risk
          The Company sells its products to customers in the animal health and specialty chemical business throughout the United States and abroad. Members of one veterinary distributor consortium represent the Company’s largest group of customers and accounted for approximately 25% and 24% of revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 22% of revenues for each of the six month periods ended June 30, 2006 and 2005. These revenues are reflected in the Veterinary segment. Accounts receivable balances outstanding from this same buying group at June 30, 2006 and December 31, 2005, were approximately $2.0 million and $1.7 million, respectively.
11. Recently Issued Accounting Pronouncements
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. Virbac is evaluating the impact of adopting FIN 48 on its results of operations in 2007 but does not expect it will have a material impact on its financial statements.
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”), which applies to (i) all voluntary

VIRBAC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 was effective for fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154, effective January 1, 2006 had no impact on its financial statements.
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
12. Subsequent Event
          On July 20, 2006, Virbac entered into a non-binding letter of intent to acquire several assets of a company whose primary activity has been the development of a silicone based technology for the delivery of various active ingredients. In connection with the signing of the non-binding letter of intent, Virbac has agreed to immediately assume up to approximately $400,000 of certain non-refundable operating expenses of the company, including the on-going research and development costs, for a fixed period. Virbac expects to enter into a definitive agreement of these assets in the third quarter of 2006.

FORWARD LOOKING INFORMATION
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meaning and do not reflect historical facts. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In addition, factors that could affect the business and financial results of Virbac include, but are not limited to, the following: the results of research and development activities; decisions by regulatory authorities, including the U. S Food and Drug Administration (“FDA”) and the U. S. Environmental Protection Agency (“EPA”), regarding whether and when to approve Virbac’s drug applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of Virbac’s products and services; trade buying patterns; the ability to meet generic and branded competition after the loss of patent protection for Virbac’s products; changes or trends in veterinary medicine that affect the rate of use of the Company’s products by veterinarians; legal defense costs, insurance expenses, settlement costs, and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, and other legal proceedings; the Company’s ability to protect its patents and other intellectual property both domestically and internationally; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; any changes in business, political, and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and uncertainties regarding the Company’s ability to comply with financial and other covenants required under its credit agreement. Virbac does not intend to update these forward-looking statements to reflect actual future events.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Overview
          Virbac, based in Fort Worth, Texas, develops, manufactures, markets, distributes and sells a variety of pet and companion animal health products, focusing on dermatological, parasiticidal, dental and certain pharmaceutical products. Its Bridgeton, Missouri facility also formulates private-label products and provides third party contract manufacturing services of products for use in the animal health and specialty chemical industries, including products for over 20 international, national and regional veterinary pharmaceutical companies.
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
          The Veterinary segment includes dermatological products, oral hygiene products, flea and tick products, ear cleaners, nutritional supplements, gastrointestinal products, and certain pharmaceutical products, including canine heartworm preventatives, endocrinology treatments and euthanasia drugs. The Company considers the Veterinary segment to be its core business and devotes most of its management time and other resources to improving the prospects for this segment. A significant amount of the Company’s sales and marketing expenses are incurred in the Veterinary segment and substantially all of the research and development spending is dedicated to this segment.

          Virbac’s product development strategy has included in-house development, licensing and the direct acquisition of products. In the veterinarian market, the Company is widely known for its quality dermatological and dental products, which historically comprised the Company’s major product offerings. In more recent years, Virbac has expanded its product offerings to include more highly regulated and pharmaceutical products. Due to its size and relative to other competitors in the veterinarian market, Virbac’s focus has mainly been in niche or underserved markets.
          The Company’s veterinary products are sold to veterinarians almost exclusively through independent third-party distributors. Virbac provides veterinarians with a suggested retail price for the sale of the product to the consumer. The Company considers its relationships with both the distributors and veterinarians to be critical to its success.
          The Consumer Brand segment offers more than 300 products for sale in pet specialty retail stores, superstores, mass merchandisers and farm and fleet stores. Under the Company’s principal consumer brand labels of Petrodex®, Mardel®, Petromalt®, Francodex®, Zema®, Healthy Companion® and Pet Relief®, the Company sells health care products for dogs, cats, tropical fish, birds and various other animals. Some of these products are manufactured by Virbac, while others are contract manufactured or purchased. The promotion of the Company’s Consumer Brand segment is focused on obtaining shelf space in retail locations by creating consumer brand awareness and demand. The Company sells its Consumer Brand segment products directly to retailers or indirectly through distributors. The Company considers its relationships with major retailers, such as PETCO and PETsMART, critical to the success of its Consumer Brand segment. Additionally, this segment distributes animal health and pest control products under the Earth City Resources (“ECR”) label to retailers and the farm market, as well as rural and urban feed retailers. The Consumer Brand segment also distributes private label products, principally pest control products, whereby the Company produces the product and then labels it with the customer’s label for distribution in the retail channel.
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
          The Contract Manufacturing segment operations are conducted in a 176,000 square foot production facility in Bridgeton, Missouri that is licensed with both the EPA and FDA. The Company views this facility as a strategic asset, which allows it to control the cost of goods that are manufactured for both the Veterinary and Consumer Brand segments. Over the past several years, the Company’s strategy has been to eliminate low margin contract manufacturing products and transfer the available production capacity to Veterinary and Consumer Brand products. Virbac expects this transition to continue in the future as it expands its product portfolio.
Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
          Reference should be made to Note 2. “Summary of Significant Accounting Policies” of “Notes to Consolidated Financial Statements” included in Virbac’s 2005 10-K for a description of critical accounting policies.
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. Virbac is evaluating the impact of adopting FIN 48 on its results of operations in 2007 but does not expect it will have a material impact on its financial statements.
          In May 2005, the FASB issued SFAS No. 154, which applies to (i) all voluntary changes in accounting principles and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 was effective for fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154, effective January 1, 2006 had no impact on its financial statements.
          In November 2004, the FASB issued SFAS No. 151. This new standard amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement became effective January 1, 2006, and the Company’s adoption of SFAS No. 151 had no impact on its financial statements.
          On January 1, 2006, the Company adopted SFAS No. 123R. See Note 3. “Stock-Based Compensation” of “Notes to Consolidated Financial Statements” for a discussion of the impact of the adoption of SFAS No. 123R and the required disclosures.

Results of Operations
     The following table sets forth, for the periods presented, the Company’s revenues and expenses as a percentage of revenues:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of goods sold	51	49	52	52

Gross profit	49	51	48	48

Operating expenses:
Sales and marketing	17	17	19	18
General and administrative	8	12	11	13
Research and development	3	3	3	4
Warehouse and distribution	3	3	3	3

Total operating expenses	31	35	36	38

Income from operations	18	16	12	10
Interest expense and other income	(1)	(2)	(1)	(2)

Income before income taxes	17	14	11	8
Provision for income taxes	(4)	(4)	(3)	(2)

Net income	13%	10%	8%	6%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues
     Revenues increased by approximately $2.9 million, or 13%, for the three months ended June 30, 2006, as compared with the three months ended June 30, 2005. Revenues increased by approximately $5.2 million, or 26% for the three months ended June 30, 2006, as compared to the three months ended March 31, 2006, principally due to the seasonal higher volume of sales during the Company’s second quarter. The veterinary segment’s dermatology, pesticide and heartworm product category revenues are significantly impacted by seasonality. Additionally, revenues in the second quarter of 2006 were positively impacted by an increase in various marketing related promotional programs, a number of which were launched in the first quarter of 2006. Specifically, revenues by segment were as follows:

	For the Three Months Ended June 30,
(In thousands, except			Change
percentages)	2006	2005	Dollars	%
Veterinary	$15,711	$13,326	$2,385	18%
Consumer Brand	5,365	5,644	(279)	(5%)
Contract Manufacturing	3,839	3,072	767	25%

Totals	$24,915	$22,042	$2,873	13%

•	Veterinary revenues increased 18% for the three months ended June 30, 2006, as compared with the three months ended June 30, 2005. Product categories which reported significant increases in revenues for the second quarter of 2006 as compared to the year ago quarter included dental, heartworm, dermatology, antibiotic, and euthanasia. These increases in revenues were offset by second quarter 2006 decreases in endocrinology and nutraceutical product category revenues as compared with the quarter ended June 30, 2005. Additionally, this segment’s 2006 second quarter revenues were negatively impacted by an increase in sales-related reserve provisions as compared to the year ago quarter.

Dental product category revenues increased approximately 44% for the three months ended June 30, 2006, as compared to the same period in 2005 due to the introduction of a new dental rinse product in January 2006, and increased revenues from a significant dental chew product. Heartworm product category revenues were 24% higher for the three months ended June 30, 2006, as compared to the quarter ended June 30, 2005. Principal reasons for the increase in heartworm product category revenues in the second quarter of 2006 as compared to the quarter ended June 30, 2005 include an expanded customer base and greater market acceptance of this product category as a result of the elimination of a major competitor’s product in 2004 due to a voluntary recall and an extension of the shelf-life of the Company’s heartworm product. Additionally, the Company has launched a number of promotional programs in 2006, that have expanded customer awareness and incentivized increased demand. Dermatology product category revenues increased 15% for the three months ended June 30, 2006, as compared to the same period in 2005, due principally to increased ear cleansing product sales as a result of the launch of an improved product in May 2006. Antibiotic product category revenues increased nearly 100% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 principally as a result of aggressive marketing programs, which the Company had not promoted prior to 2006, and increased market awareness. Euthanasia product category revenues were 26% higher in the second quarter of 2006 as compared to the same period in 2005, as a result of increased marketing efforts and incentives offered to customers. Nutraceutical product category revenues decreased 40% in the second quarter of 2006 as compared to the same quarter in 2005, as a result of greater competition from the pet food market, as more companies introduce nutritional additives in pet food, and customers thus have less need for a supplement. Sales-related reserve provisions were higher in the second quarter of 2006 as compared to the quarter ended June 30, 2005 as a result of an increase in various marketing-related promotional programs designed to incentivize customers and significant rebate offers tied to sales volumes.

•	Consumer Brand revenues decreased 5% for the three months ended June 30, 2006, as compared with the three months ended June 30, 2005 principally due to a decline in private-label product category revenues. Private-label and ECR product category revenue for the three months ended June 30, 2006 were down 38% as compared to the year ago quarter as a result of increased competition, particularly in the ECR product line, and the elimination of an unprofitable customer in early 2005. This 2006 second quarter decrease in revenues was offset by increases in the aquatic and dental product categories for the three months ended June 30, 2006, as compared to the same quarter in 2005. The aquatic product category revenue increase is the result of a new product introduction in March 2006 which was the result of an intellectual property right acquisition. The new product is a water-testing device and, to date, has been well received by the market. Dental product category revenues increased 16% in the second quarter of 2006 as compared to the quarter ended June 30, 2005 due to the resolution of significant backorders that existed at the end of the quarter ended March 31, 2006.

•	The Contract Manufacturing segment principally includes revenues from the Company’s contract manufacturing service operations (“CM Service”) and equine products that are sold exclusively to Pfizer Inc. (“Pfizer”). Revenues increased 25% for the three months ended June 30, 2006, as compared to the same period in 2005. Primary reasons for the increase include a 29% increase in CM Service revenues and a 12% increase in equine product revenues in the second quarter of 2006 as compared to the second quarter of 2005. CM Service revenues were higher in the second quarter of 2006 as compared to the year ago quarter as a result of increased demand from various customers, partly due to the temporary withdrawal of a customer’s major competitor’s product, which resulted in increased demand from the customer. Equine product category revenues were higher in the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005 as the Company made significant shipments of products to Pfizer in the second quarter of 2006 following a delay in orders from Pfizer in the first quarter of 2006.
Gross Profit
     Gross profit increased by $1.1 million, or 10%, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Gross profit as a percentage of revenues decreased to 49% for the three months ended June 30, 2006, compared to 51% for the three months ended June 30, 2005. Specifically, gross profit by segment was as follows:

	For the Three Months Ended June 30,
					Change
(In thousands, except		Gross		Gross
percentages)	2006	Profit %	2005	Profit %	Dollars	%
Veterinary	$9,961	63%	$8,472	64%	$1,489	18%
Consumer Brand	1,848	34%	1,931	34%	(83)	(4)%
Contract Manufacturing	519	14%	849	28%	(330)	39%

Totals	$12,328	49%	$11,252	51%	$1,076	10%

•	Veterinary gross profit margins decreased 1 percentage point to 63% for the three months ended June 30, 2006, as compared to 64% in the year ago period. Gross profit margins were essentially flat on most significant product categories. The principal reason for the decrease in gross profit margins in the second quarter of 2006 as compared to the same period in 2005 is due to an increase in marketing-related sales reserve provisions as a result of increased sales and marketing promotional programs offered by the Company with significant customer participation.
•	Consumer Brand gross profit margins remained flat at 34% for the three months ended June 30, 2006, as compared to the year ago period. Gross profit margins in both the dental and private-label product categories increased in quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Dental product category gross profit margins were higher in the second quarter of 2006 as compared to the second quarter of 2005 as a result of product mix within this product category. Private-label product category gross profit margins improved in the second quarter of 2006 as compared to the same period in 2005 due to the elimination of an unprofitable customer in early 2005. These increases in gross profit margin were offset by decreases in the dermatological and pesticide product category gross profit margins in the second quarter of 2006 as compared to the same period in 2005 as a result of promotional pricing programs.
•	Contract Manufacturing segment gross profit margins decreased 14 percentage points to 14% for the three months ended June 30, 2006, as compared to 28% in the quarter ended June 30, 2005. The principal reason for the 2006 second quarter decrease as compared to the same period in 2005 was due to a decline in CM Service gross profit margin as a result of increased manufacturing costs. Additionally, the 2005 period was favorably impacted by the reversal of inventory reserves which were no longer required.
Operating Expenses
     Operating expenses of $7.8 million for the three months ended June 30, 2006 are essentially flat as compared to the prior year period. As a percentage of revenues, operating expenses decreased to 31% for the three months ended June 30, 2006, as compared to 35% for the three months ended June 30, 2005. Sales and marketing expenses increased $0.4 million or 9%, period over period. Principal reasons for the 2006 period increase include approximately $0.2 million in additional expenditures in promotional, market development and advertising programs and increased spending related to trade shows and marketing materials. Additionally sales and marketing salary costs are slightly higher in the second quarter of 2006 as compared to the same period in 2005 as a result of higher staff levels and higher overall salary levels. In connection with the Company’s 2006 budgeting and planning process, Virbac budgeted for an increase in 2006 sales and marketing costs over 2005 levels due to the addition of sales and marketing personnel as well as increased marketing and advertising expenditures. To date, sales and marketing spending has been behind budgeted 2006 spending. The Company expects that spending during the remaining six months of 2006 will be at elevated levels and 2006 actual spending will be at 2006 budgeted levels.
     General and administrative expenses are down 17% for the three months ended June 30, 2006 as compared to the year ago period. During the second quarter of 2006 the Company finalized its settlement agreement with the SEC. In connection with the SEC’s investigation, the Company had previously accrued in its 2003 financial statements, $500,000 for an expected civil money penalty. Under the terms of the final settlement agreement, the Company is not required to pay a fine, and, accordingly, the Company has reversed this accrual. In addition, the second quarter of 2005 included significant costs associated with the Audit Committee’s internal investigation and outside audit and consulting expenses incurred in connection with the Company’s restatement of its historical financial statements. These costs were approximately $0.7 million in the second quarter of 2005 as compared to zero in the 2006 second quarter. These decreases in costs were offset by costs of approximately $0.7 million related to the appointment of a Special Committee and the retention of outside financial and legal advisors in connection with the previously disclosed Tender Offer Proposal from the Company’s indirect major shareholder, VBSA, and approximately $0.2 million in costs for consulting support in connection with the implementation of the Company’s new enterprise resource planning software application (the “ERP System”).
     Research and development expenses were essentially flat for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Warehouse and distribution expenses for the three months ended June 30, 2006 increased 12% as compared to the three months ended June 30, 2005, and remained flat at 3% as a percentage of revenues, principally due to increased distribution costs on increased revenues.
Interest Expense and Other Income
     Interest expense of $0.3 million for the three months ended June 30, 2006, represents a decrease of 20% as compared to the same period in 2005, due to lower average borrowing levels partially offset by higher overall interest rates. Average borrowings were $15.4 million and $20.7 million for the three months ended June 30, 2006 and 2005, respectively. The weighted average interest rates for the three months ended June 30, 2006 and 2005 were 8.63% and 7.26%, respectively.
     Other income of approximately $48,000 in 2006 principally represents state grant income received by PMR for training programs related to new production workers.
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
     In accordance with SFAS No. 109, Income Taxes (“SFAS No. 109”), if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The

Company currently estimates that it will recognize a benefit for its deferred tax assets for the year ending December 31, 2006, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. The Company has calculated an estimated tax provision for 2006, which includes the recognition of the aforementioned item. The Company has recorded an estimated tax provision in the second quarter of 2006 based upon its estimated full year effective tax rate.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues
     Revenues increased by approximately $3.5 million, or 9%, for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005. Specifically, revenues by segment were as follows:

	For the Six Months Ended June 30,
(In thousands, except			Change
percentages)	2006	2005	Dollars	%
Veterinary	$26,878	$23,684	$3,194	13%
Consumer Brand	10,414	10,988	(574)	(5%)
Contract Manufacturing	7,350	6,461	889	14%

Totals	$44,642	$41,133	$3,509	9%

•	Veterinary revenues increased $3.2 million, or 13%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Nearly all significant product categories reported increased revenues in the 2006 period as compared to the 2005 period with principal increases in the heartworm, dental, antibiotics and dermatological product categories. The Company’s heartworm product category revenues increased 26% in the first six months of 2006 as compared to the same period in 2005 due principally to an expanded customer base and greater market acceptance as a result of the elimination of a major competitor’s product in 2004 due to a voluntary recall and an extension of the shelf-life of the Company’s heartworm product. Additionally, the Company has launched a number of promotional programs in 2006, which have expanded customer awareness and incentivized increased demand. Dental product category sales increased 20% for the six month period ended June 30, 2006, as compared to the six month period ended June 30, 2005, due to revenues from a new dental rinse product introduced in January 2006, and continued increased revenues from a significant dental chew product that was introduced in 2004 . Antibiotic product category revenues increased 97% for the six months ended June 30, 2006 as compared to the same period in 2005, due to increased marketing emphasis. Dermatological product category revenues increased 5% for the six months ended June 30, 2006, as compared to the year ago period principally due to increased sales of the Company’s steroid product as a result of expanded packaging offerings. The aforementioned increases in revenues were slightly offset by an increase in sales-related reserve provisions in the six month period ending June 30, 2006 as compared to the same period in 2005, due principally to increased marketing and promotional programs.
•	Consumer Brand revenues decreased $0.6 million, or 5%, for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005. Private label product categories reported a 44% decrease in revenues for the six months ended June 30, 2006, as compared to the year ago period principally due to a decline in rodenticide sales to a major customer as a result of increased competition in the retail channel and the elimination of an unprofitable customer in early 2005. Additionally, nutraceutical product category revenues decreased 5% for the six months ended June 30, 2006, as compared with the same six month period ended June 30, 2005, as a result of the discontinuance of the Company’s Healthy Companion® product group by a major retailer. These decreases were slightly offset by increased revenue for the 2006 period as compared to the 2005 period in both the aquatic and dental product categories. Aquatic product category revenues increased approximately 14% for the six months ending June 30, 2006, as compared to the six months ended June 30, 2005, as a result of an intellectual property right acquisition and the related launch of a new product in March 2006 that has been well received by the market. Dental product category revenues increased 8% in the 2006 period as compared to the 2005 period as a result of increased sales of a significant dental chew product, which continues to gain wide market acceptance.

•	Contract Manufacturing revenues increased $0.9 million, or 14%, for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005. CM Service revenues were 31% higher in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as a result of increased demand from various customers, partly due to the temporary withdrawal of a customer’s major competitor’s product, which resulted in increased demand from the customer; and revenues related to a new contract entered into in the fall of 2005 with a major pharmaceutical company for the manufacture of livestock insecticide ear tags. This increase was partially offset by a significant decrease in the equine product revenues for the six months ended June 30, 2006, as compared to the same period in 2005, principally due to increased competition in this product category as well as a delay in orders received from Pfizer in early 2006.
Gross Profit
     Gross profit increased by $1.7 million, or 9%, for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005. Gross profit as a percentage of revenues remained flat at 48% for the six months ended June 30, 2006, as compared to the same 2005 period. Specifically, gross profit by segment was as follows:

	For the Six Months Ended June 30,
					Change
(In thousands, except		Gross		Gross
percentages)	2006	Profit %	2005	Profit %	Dollars	%
Veterinary	$16,955	63%	$14,748	62%	$2,207	15%
Consumer Brand	3,594	35%	3,571	32%	23	1%
Contract Manufacturing	983	13%	1,465	23%	(482)	(33)%

Totals	$21,532	48%	$19,784	48%	$1,748	9%

•	Veterinary gross profit dollars increased by $2.2 million or 15% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, due to increased revenues and improved gross profit margins. Veterinary gross profit margins increased 1 percentage point to 63% in the 2006 period, as compared to 62% in the 2005 period, principally due to improved gross profit margins on several product categories including dental, endocrinology, heartworm and antibiotics. Dental product categories gross profit margins increased during the first six months of 2006 as compared to the same period in 2005, as a result of the introduction of a high margin new product in early 2006 that is included in the revenue mix. Heartworm product categories margins increased during the first six months ended June 30, 2006, as compared to the same period in 2005, as a result of a price increase implemented by the Company in late 2005. Endocrinology and antibiotic product category gross profit margins increased during the first six months ended June 30, 2006, as compared to the same period in 2005, as a result of lower manufacturing costs. These increases were offset by an increase in sales-related reserve provisions in the six month period ended June 30, 2006 as compared to the six month period June 30, 2005, mainly related to marketing and promotional programs.

•	On a 5% decrease in revenues, Consumer Brand gross profit increased 1% for the six months ended June 30, 2006, as compared to the same period in 2005, and gross profit margin increased 3 percentage points during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Principal reasons for the 2006 period improvement as compared to 2005 are improved margins in the private-label product category as a result of the elimination of an unprofitable customer in early 2005 and improved dental and aquatic gross profit margins as a result of product mix (the 2006 period included a higher percentage of higher margin products as compared to the 2005 period).
•	Contract Manufacturing gross profit dollars decreased $0.5 million, or 34%, for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005. This segment’s gross profit margin also decreased 10 percentage points to 13% for the six months ended June 30, 2006, as compared to 23% for the year ago period. The principal reason for the decrease in the 2006 period is due to a decline in CM Service gross profit margins as a result of increased manufacturing costs. Additionally, the 2005 period was favorably impacted by the reversal of inventory reserves which were no longer required.
Operating Expenses
     Operating expenses increased $0.6 million, or 4%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, but decreased as a percentage of revenue from 38% in 2005 to 36% in 2006. Sales and marketing expenses increased $1.1 million, or 15%, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, due principally to increased marketing promotional programs and their related costs and increased sales incentive-based compensation as a result of increased sales.
      General and administrative expenses are down 9%, or $0.5 million, for the six months ended June 30, 2006 as compared to the year ago period. The principal reason for the decrease in general and administrative expenses in the 2006 period as compared to the 2005 period is due to a decrease in costs associated with the Audit Committee’s internal investigation and outside audit and consulting expenses incurred in connection with the Company’s restatement of its historical financial statements. These costs were $0.1 million in the first half of 2006 as compared to $2.1 million in the same period in 2005. Additionally, the 2006 period includes the reversal of a $500,000 civil money penalty, that the Company had previously accrued in connection with the SEC’s investigation. During the second quarter of 2006, the Company entered into a settlement agreement with the SEC, the terms of which do not provide for a civil-money penalty. These decreases were largely offset by a $2.1 million increase in general and administrative costs in the first half of 2006 as compared to the same period in 2005, principally as a result of the following: (i) outside audit costs incurred as a result of audit services performed during the first quarter of 2006 in connection with the Company’s 2005 year-end audit, (ii) legal costs related principally to the protection of certain of the Company’s product technology and the listing of the Common Stock on The NASDAQ Capital Market exchange, (iii) costs incurred as a result of the appointment of a Special Committee and the retention of outside financial and legal advisors in connection with the previously disclosed proposed tender offer proposal by VBSA, (iv) consulting expenditures related to the Company’s implementation of a new ERP System, (v) depreciation costs related to the Company’s ERP System, (vi) higher salary costs due to additional staffing and higher salary levels for certain staff positions. The Company did not incur normal audit costs in the six months ended June 30, 2005 as a result of the Company’s restatement of its historical financial statements that was in process during this period.
     Research and development expenses decreased in the six month period ended June 30, 2006 as compared to the six months ended June 30, 2005. Principal reasons for the decrease in expenses during the first six months of 2006, as compared to the year ago period include lower salary and clinical research related costs. The Company planned for higher research and development expenses in 2006 as compared to 2005 relating to an increased number of clinical research studies associated with various new product initiatives. The Company still expects to incur these costs; however, the project timelines are subject to change as a result of various administrative and regulatory issues.
     On increased revenues, warehouse and distribution expenses increased 9% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, and remained flat as a percentage of revenues at 3% .
Interest Expense and Other Income
     Interest expense decreased 26% or $0.2 million for the six months ended June 30, 2006, as compared to the same 2005 period. While the Company’s average interest rates increased during the six month period ended June 30, 2006, as compared to the same period in 2005, its average borrowing levels have decreased in the same periods. The Company’s average interest rate for the six months ended June 30, 2006 was 8.43%, as compared with 6.90% for the six months ended June 30, 2005. Average borrowings were $15.3 million and $21.3 million for the six months ended June 30, 2006 and 2005, respectively.
     Other income of approximately $49,000 in 2006 principally represents state grant income received by PMR for training programs related to new production workers.
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
     In accordance with SFAS No. 109, if a valuation allowance is recognized for the deferred tax assets of an acquired entity’s deductible temporary differences, the tax benefits for those items are first recognized as a reduction of goodwill related to the acquisition. The Company currently estimates that it will recognize a benefit for its deferred tax assets for the year ending December 31, 2006, and the portion attributable to Agri-Nutrition deferred tax assets will be recorded as a reduction of goodwill with a corresponding tax provision. The Company has calculated an estimated tax provision for 2006, which includes the recognition of the aforementioned item. The Company has recorded an estimated tax provision in the first six months of 2006 based upon its estimated full year effective tax rate.
Liquidity and Capital Resources
     For the six months ended June 30, 2006, cash provided by operating activities was approximately $4.5 million. Principal operating sources of cash included income from operations of $4.6 million after adjusting for non-cash charges and credits to operations, a decrease in inventory of $1.6 million and an increase in taxes payable of $0.9 million. These sources of cash were offset by an increase in accounts receivable of $2.1 million and a decrease in accrued expenses of $0.6 million. Inventory balances decreased as a result of increased revenues in the second quarter. The increase in accounts receivable is also due to an increase in revenues with a particularly strong month in June 2006. The principal reason for the decrease in accrued expenses in the six month period ending June 30, 2006 is due to the payment of annual bonuses to employees in the first half of 2006 and the release of the SEC settlement accrual.

     For the six months ended June 30, 2005, operating activities provided approximately $3.9 million in cash. Principal operating sources of cash included income from operations of $3.8 million after adjusting for non-cash charges and credits to operations, an increase in accounts payable of $0.6 million, an increase in taxes payable of $0.3 million and a decrease in inventory of $0.4 million. These sources of cash were offset by an increase in accounts receivable of $1.4 million. The increase in accounts receivable is due to increased revenues in the second quarter, particularly in the month of June.
     For the six months ended June 30, 2006, cash used in investing activities principally included the capitalization of costs related to the ERP System. Additionally, the Company expended $0.5 million in the first half of 2006 related to two acquisitions: an aquatic product and a dental chew product. For the six months ended June 30, 2005, cash used in investing activities included the acquisition of equipment used in the Company’s manufacturing operations and a $0.3 million payment related to contingent consideration in connection with the acquisition of Delmarva Laboratories, Inc. in August 2003.
     Cash flows used in financing activities principally reflects activity under the Credit Agreement, which is used primarily to fund working capital needs. During the six months ended June 30, 2006, the Company decreased its borrowings under the Credit Agreement by $1.2 million. Additionally, the Company repaid the $2.0 million June Note to VBSA on April 9, 2006. The Company’s Credit Agreement currently provides for total borrowings of up to $15.0 million, the availability of which is determined by a borrowing base formula. At June 30, 2006, the total borrowings under the Credit Agreement were $4.8 million, availability was $9.4 million and the Company was in compliance with all covenants.
     The Company believes that it has sufficient cash resources, resulting from cash available from its credit facility, cash on hand and cash generated from on-going operations, to meet its currently projected cash requirements for at least the next twelve months. The Company’s Credit Agreement has historically been consistently renewed by its lenders. Based upon the Company’s recent operating performance, the Company fully expects that its lenders will renew its current facility prior to the current expiration date of March 31, 2007, thus providing the Company with additional liquidity if required.
Quarterly Effects and Seasonality
     The sales of certain products in the Veterinary segment, including Virbac’s tick collars, have historically been seasonal with a higher volume of sales during the Company’s second and third quarters. The canine heartworm products generally have higher sales in the first and second quarters. The results of operations of the Company’s Consumer Brand segment have also been seasonal with a relatively lower volume of its sales during the fourth quarter. Seasonal patterns of products in the Contract Manufacturing segment are dependent on weather, livestock feeding economics and the timing of customer orders.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     At June 30, 2006, the Company’s exposure to market risks resulted from changes in interest rates related to the Credit Agreement and the VBSA Notes. As of June 30, 2006, the Credit Agreement had a floating interest rate based on Prime plus 1/2%. At June 30, 2006, the Company had $4.8 million of floating rate debt under the Credit Agreement. The interest rate on the Credit Agreement as of June 30, 2006, was 8.75%, and the current maturity date is March 31, 2007.
     Under terms of the VBSA Notes, interest accrues at a base rate of 5.0% per year, which is adjusted monthly, based on the greater of the LIBOR Reference Rate or the EURIBOR Reference Rate. Total borrowings under the VBSA Notes are $7.0 million at June 30, 2006, and the interest rate was 9.02%. The maturity date for the VBSA Notes is April 9, 2007.
     A sharp rise in interest rates could have a material adverse affect on the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize the market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. At June 30, 2006, the Company had a weighted average interest rate of 8.91%. If interest rates, applicable to the Company’s floating rate debt, increased 100 basis points in the twelve-month period ended June 30, 2006, the Company would have experienced additional interest expense of $118,000 for this twelve-month period, while an increase in the rate of 5.0% would result in an estimated annualized increase in interest expense for the Company of $590,000. This assumes no change in the principal or a reduction of such indebtedness at June 30, 2006. The Company has no significant fixed-rate, long-term debt obligations.
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
     The Company’s current management, with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, as required by Rule 13a-15(e) of the Exchange Act. This evaluation included a consideration of the controls, processes and procedures that comprise Virbac’s internal controls over financial reporting. Based upon this evaluation, current management has concluded that, as of June 30, 2006, as a result of the material weaknesses in the Company’s internal controls discussed below, Virbac’s disclosure controls and procedures were not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Identification of Material Weaknesses in Internal Control over Financial Reporting
     Certain of the control deficiencies which existed during and prior to 2003 which resulted in the restatement of the Company’s 2002 and 2001 annual and 2003, 2002 and 2001 interim financial statements, continue to exist as of June 30, 2006. These deficiencies individually result in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected and are therefore material weaknesses. These material weaknesses include the following:
•	Deficiencies related to the internal control environment. The Company has not developed an effective control environment, which would address the experience and depth of certain sales, operating, accounting and financial management personnel, and the Company continues to lack a robust governance function and adequate financial oversight.

•	Deficiencies related to the design, documentation and execution of accounting policies and procedures. Controls are ineffective or not effectively executed or monitored, including the lack of documentation of business process policies and procedures, adequate segregation of duties and responsibilities and the establishment of effective management review controls.

•	Deficiencies related to policies and procedures with respect to revenue recognition. In addition to the deficiencies in the internal control environment noted above, current management has also concluded that policies and procedures with respect to revenue recognition in accordance with GAAP may be either misapplied or ignored in a manner that permits the Company to recognize revenue prematurely.
     In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters:
•	the restatement of the Company’s historical financial statements as more fully described in its 2003 Annual Report on Form 10-K;

•	the findings of the Audit Committee’s internal investigation;

•	the resignations of the Company’s former President and Chief Executive Officer, former Chief Financial Officer and other employees resulting from the findings of the internal investigation;

•	the material weaknesses in the Company’s internal control over financial reporting that were identified by Virbac and the Company’s independent registered public accounting firm;

•	the remedial measures that the Company has identified, developed and begun to implement beginning in November 2003, to remedy those material weaknesses (as more fully described below); and

•	the Company’s inability to file timely its 2004 and 2003 Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and its 2005 Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.
Changes in Internal Control over Financial Reporting
     As described fully in its 2003, 2004 and 2005 Annual Reports on Form 10-K, Virbac has taken a number of steps during 2004 and 2005 that have improved, and are expected to continue to improve, the effectiveness of the Company’s internal control over financial reporting. During the first quarter of 2006, Virbac implemented in its Fort Worth facility an ERP System which provides enhanced internal control features and implemented this same software application in its St. Louis facility effective in May 2006. Management currently expects this ERP System will provide the platform to continually strengthen its internal control environment and allow the Company to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
     The effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to completely eliminate misconduct. As a result, the Company’s disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management personnel in a timely fashion.

     Other than as summarized above, during the Company’s fiscal quarter ended June 30, 2006, there have been no other significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls.

PART II – Other Information.
Item 1. Legal Proceedings.
     From time to time, Virbac may be involved in litigation relating to claims arising out of its operations. As of June 30, 2006, Virbac was not a party to any legal proceedings, other than those discussed in Note 7. “Commitments and Contingencies – Legal Proceedings,” that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or operating results.
Item 1A. Risk Factors.
     Reference should be made to the Company’s 2005 Annual Report on Form 10-K for a discussion of risk factors identified by the Company.

Item 6. Exhibits.

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.1	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.2	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.3	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.4	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(4); Ex. 2.2

2.5	Tender Offer and Merger Agreement, dated as of August 10, 2006, by and among Virbac S.A., Interlab S.A.S., Labogroup Holding, Inc. and Virbac Corporation.	(7); Ex. 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.2	Amended and Restated By-Laws, dated as of January 27, 2004.	(4); Ex. 3.2

10.1	Tenth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 8, 2006.	(5); Ex. 10.2

10.2	Amendment to Ninth Amendment to Credit Agreement re Execution of Syndicated Loan Documents by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated June 29, 2006.	(6); Ex. 10.2

10.3	Loan Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated June 29, 2006.	+

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31,2006. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of June 30, 2006, filed July 7, 2006. (File No. 000-24312)

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of August 10, 2006, filed August 11, 2006. (File No. 000-24312)

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRBAC CORPORATION
Date: August 11, 2006	By:	/s/ Jean M. Nelson
Jean M. Nelson
Executive Vice President and Chief Financial Officer

Index to Exhibits

Incorporation
Exhibit		by Reference
Number	Description of Document	(if applicable)
2.1	Warehousing and Distribution Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.4

2.2	Indemnity Agreement between Purina Mills, Inc. and PM Resources, Inc. dated September 9, 1993.	(1); Ex. 2.5

2.3	Agreement and Plan of Merger, dated October 16, 1998, by and among Agri-Nutrition Group Limited, Virbac S.A., and Virbac, Inc.	(3); Ex. 2.1

2.4	Stock Purchase Agreement by and between Virbac Corporation and Delmarva Laboratories, Inc. dated as of August 15, 2003.	(4); Ex. 2.2

2.5	Tender Offer and Merger Agreement, dated as of August 10, 2006, by and among Virbac S.A., Interlab S.A.S., Labogroup Holding, Inc. and Virbac Corporation.	(7); Ex 2.1

3.1	Restated Certificate of Incorporation.	(2); Ex. 3.1

3.3	Amended and Restated By-Laws, dated as of January 27, 2004.	(4); Ex. 3.2

10.1	Tenth Amendment to Credit Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated May 8, 2006.	(5); Ex. 10.2

10.2	Amendment to Ninth Amendment to Credit Agreement re Execution of Syndicated Loan Documents by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated June 29, 2006.	(6); Ex. 10.2

10.3	Loan Agreement by and among Virbac Corporation, PM Resources, Inc., St. JON Laboratories, Inc., Francodex Laboratories, Inc., Virbac AH, Inc., Delmarva Laboratories, Inc., and First Bank, dated June 29, 2006.	+

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

+	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on May 5, 1994. (File No. 33-78646)

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996. (File No. 000-24312)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 16, 1998, filed November 17, 1998. (File No. 000-24312)

(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. (File No. 000-24312)

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31,2006. (File No. 000-24312)

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of June 30, 2006, filed July 7, 2006. (File No. 000-24312)

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of August 10, 2006, filed August 11, 2006. (File No. 000-24312)